Form 10-Q
period 1994-01-29
NEIMAN MARCUS GROUP INC
filed 1994-03-14
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




      For the Quarter Ended                   January 29, 1994



      Commission File Number                         1-9659



                          THE NEIMAN MARCUS GROUP, INC.
            (Exact name of registrant as specified in its charter)



            Delaware                                    95-4119509
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                    Identification No.)



  27 Boylston Street, Chestnut Hill, MA                   02167
 (Address of principal executive offices)                (Zip Code)




                               (617) 232-0760
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


            YES   X           NO






As of March 7, 1994, there were outstanding 37,956,039 shares of the issuer's common stock, $.01 par value.


                        THE NEIMAN MARCUS GROUP, INC.

                                 I N D E X


Part I.   Financial Information                                      Page Number

    Item 1.     Condensed Consolidated Balance Sheets as of
                  January 29, l994, July 31, l993 and January
                  30, 1993                                               1

                Condensed Consolidated Statements of Earnings for
                  the Twenty-Six and Thirteen Weeks ended January
                  29, l994 and January 30, l993                          2

                Condensed Consolidated Statements of Cash
                  Flows for the Twenty-Six Weeks ended January 29,
                  l994 and January 30, l993                              3

                Notes to Condensed Consolidated Financial Statements     4

    Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   5-7



Part II.  Other Information

    Item 4.     Submission of Matters to a Vote of Security Holders      7

  Item 6. Exhibits and Reports on Form 8-K                               7



Signatures                                                               8



Exhibit 11.1                                                             9

                          THE NEIMAN MARCUS GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                      January 29,        July 31,   January 30,
(In thousands)                               1994            1993          1993
Assets
Current assets:
  Cash and equivalents                $    18,598     $   20,204    $    21,745
  Accounts receivable, net                407,807        319,018        301,690
  Merchandise inventories                 323,051        362,567        302,832
  Deferred income taxes                    16,903         16,918         17,313
  Other current assets                     29,928         29,091         24,257

    Total current assets                  796,287        747,798        667,837

Property and equipment, net               413,410        416,519        417,557

Intangibles and other assets              112,374        114,257        113,635

    Total assets                      $ 1,322,071     $1,278,574    $ 1,199,029

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities
    of long-term liabilities               58,535         45,877    $    16,930
  Accounts payable                        145,370        171,348        133,745
  Accrued liabilities                     154,048        148,533        152,294

    Total current liabilities             357,953        365,758        302,969

Long-term liabilities:
  Notes and debentures                    407,000        377,000        361,929
  Other long-term liabilities              74,096         72,448         71,448

    Total long-term liabilities           481,096        449,448        433,377


Deferred income taxes                      37,582         37,500         33,152

Redeemable preferred stocks               402,490        401,510        400,536

Common stock                                  380            379            379
Additional paid-in capital                 82,355         82,154         82,174
Accumulated deficit                       (39,785)       (58,175)       (53,558)

    Total liabilities and share-
    holders' equity                   $ 1,322,071     $1,278,574    $ 1,199,029


See Notes to condensed consolidated financial statements.


                         THE NEIMAN MARCUS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
(In thousands except for       For the Twenty-Six Weeks Ended For the Thirteen Weeks Ended
 per share amounts)
                                January 29,    January 30,     January 29,    January 30,
                                      1994           1993            1994           1993

Revenues                       $ 1,158,324     $ 1,096,239    $   650,690    $   617,236
Cost of goods sold including
  buying and occupancy costs       801,478         758,963        458,913        437,573
Selling, general and
  administrative expenses          271,247        261,461         143,424        139,197
Corporate expenses                   6,608          6,370           3,197          3,202
Operating earnings                  78,991         69,445          45,156         37,264
Interest expense, net              (15,689)       (14,683)         (8,051)        (7,432)
Other income                            -          21,275              -               -
Earnings before income taxes
  and cumulative effect of
  accounting change                 63,302         76,037          37,105         29,832
Income taxes                        26,587         31,175          15,584         12,231

Earnings before cumulative
  effect of accounting change       36,715         44,862          21,521         17,601

Cumulative effect of change
  in accounting for
  postretirement health care
  benefits, net                         -          11,199              -               -

Net earnings                        36,715         33,663          21,521          17,601

Dividends and accretion
  on redeemable
  preferred stocks                  14,540         14,534           7,270           7,267

Net earnings applicable
 to common shareholders        $    22,175    $    19,129      $   14,251     $    10,334

Weighted average number of
  common and common equiva-
  lent shares outstanding           38,061         37,380          38,105          37,718

Amounts per common share:
  Earnings before cumulative
    effect of accounting change$       .58    $       .81      $      .37     $       .27
  Charge for cumulative effect
    of accounting change, net           -            (.30)             -                -

  Net earnings                 $       .58    $       .51     $       .37     $       .27

  Dividends                    $       .10    $       .10     $       .05     $       .05


See Notes to consensed consolidated financial statements.


                           THE NEIMAN MARCUS GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


(In thousands)                                      For the Twenty-Six Weeks Ended
                                                        January 29,    January 30,
                                                               1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                          $    36,715    $    33,663
  Adjustments to reconcile net earnings
    to net cash used by operations:
      Depreciation and amortization                          31,459         28,821
      Other income                                               -         (20,755)
      Cumulative effect of accounting change, net                -          11,199
      Other items, net                                        1,288          2,510
      Changes in assets and liabilities:
         Accounts receivable                                (88,789)       (73,429)
         Merchandise inventories                             39,516          4,268
         Other current assets                                  (837)        (1,830)
         Accounts payable and accrued liabilities           (20,462)           418


Net cash used by operating activities                        (1,110)       (15,135)


CASH FLOWS USED BY INVESTING ACTIVITIES
  Capital expenditures                                      (26,074)       (23,184)



CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings, net                              43,410         33,628
  Repayment of debt                                            (636)          (209)
  Issuance of common stock                                      150         16,504
  Dividends paid                                            (17,346)       (17,279)

Net cash provided by financing activities                    25,578         32,644


CASH AND EQUIVALENTS
  Decrease during the period                                 (1,606)        (5,675)
  Beginning balance                                          20,204         27,420
  Ending balance                                        $    18,598    $    21,745



See Notes to condensed consolidated financial statements.

                         THE NEIMAN MARCUS GROUP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The condensed consolidated financial statements of The Neiman Marcus Group, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form l0-K.
     In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The retail industry is seasonal in nature, and the results of operations for these periods have historically not been indicative of the results for a full year.

2.   MERCHANDISE INVENTORIES

    Inventories are stated at the lower of cost or market. Approximately seventy-five percent of the Company's inventories are valued using the retail method on the last-in-first-out (LIFO) basis. While the Company believes that the LIFO method provides a better matching of costs and revenues, some specialty retailers use the first-in-first-out (FIFO) method and, accordingly, the Company has provided the following data for comparison purposes as if the Company were utilizing the FIFO methodology.

    If the FIFO method of inventory valuation had been used to value all inventories, merchandise inventories would have been higher than reported by $27.5 million at January 29, 1994, by $22.2 million at July 31, l993 and by $31.9 million at January 30, l993. The FIFO valuation method would have increased net earnings by $3.0 million during the twenty-six weeks ended January 29, 1994 and by $3.8 million during the twenty-six weeks ended January 30, 1993.

3.  LONG-TERM LIABILITIES

    The Company has revolving credit agreements with nine banks pursuant to which the Company may borrow up to $300.0 million of which $100.0 million expires during fiscal 1995, $175.0 million expires during fiscal 1996 and $25.0 million may be terminated on not less than three years' notice. Amounts outstanding under these agreements were $235.0 million at January 29, l994, $205.0 million at July 31, l993, and $180.0 million at January 30, l993.

    In addition to its revolving credit agreements, the Company borrows from other banks on a short-term committed and uncommitted basis. The committed credit agreements expire in July 1994. Committed borrowings amounted to $40.7 million at January 29, l994, and uncommitted borrowings amounted to $27.2 million at July 31, l993 and $8.5 million at January 30, l993.

                         THE NEIMAN MARCUS GROUP, INC
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

    Results of Operations for the Twenty-six Weeks Ended January 29, l994
          Compared with the Twenty-six Weeks Ended January 30, l993

Revenues in the twenty-six weeks ended January 29, 1994 increased 5.7% over revenues in the twenty-six weeks ended January 30, l993. Higher revenues at Neiman Marcus, Bergdorf Goodman and Pastille were partially offset by lower revenues at Contempo Casuals. The number of stores was substantially unchanged in the current period.

Cost of goods sold increased 5.6% primarily due to the cost of incremental merchandise sold and higher volume-related occupancy costs. As a percentage of revenues, cost of goods sold was 69.2% in both the l994 and l993 periods.

Selling, general and administrative expenses increased 3.7%, primarily because of increased selling and volume-related costs partially offset by higher finance charge income.

Corporate expenses increased 3.7% in the l994 period as a result of higher professional service fees associated with corporate activities in 1994.

Interest expense increased 6.9% in the 1994 period reflecting higher outstanding balances on bank borrowings during the period.

Other income in the 1993 period represents a gain from a reduction in the level of the Company's estimated liabilities due to the settlement of various disputes with Carter Hawley Hale Stores, Inc.

The cumulative effect of the change in accounting principle in 1993 represents the adoption by the Company of Statement of Financial Accounting Standards
No. 106 "Employers' Accounting for Postretirement Benefits Other Than
Pensions."

The Company's effective income tax rate is estimated to be 42% in fiscal 1994 and was 42% in fiscal 1993.

During the first quarter of 1994, the Company adopted the provisions of State-ment of Financial Accounting Standards No. 109 (SFAS No. 109) "Accounting for Income Taxes." SFAS No. 109 requires the asset and liability method of accounting for income taxes. The effect of adopting this standard was not material to the Company's financial position or results of operations.


     Results of Operations for the Thirteen Weeks Ended January 29, l994
           Compared with the Thirteen Weeks ended January 30, l993

Revenues in the thirteen weeks ended January 29, 1994 increased 5.4% over revenues in the thirteen weeks ended January 30, l993. Higher revenues at Neiman Marcus, Bergdorf Goodman and Pastille were offset by lower revenues at Contempo Casuals. The number of stores was substantially unchanged from the thirteen weeks ended January 30, l993.

Cost of goods sold increased 4.9% primarily due to the cost of incremental merchandise sold and higher volume-related occupancy costs. As a percentage of revenues, cost of goods sold was 70.5% in 1994 and 70.9% in 1993.

                         THE NEIMAN MARCUS GROUP, INC
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Selling, general and administrative expenses increased 3.0% in 1994 when compared to 1993 because of increased selling and volume-related costs partially offset by higher finance charge income.

Interest expense increased 8.3% from the 1993 period reflecting higher outstanding balances on bank borrowings during the current period.


                       Liquidity and Capital Resources

During the first six months of fiscal 1994, the Company financed its working capital needs, expenditures for store renovations and dividend requirements primarily with cash provided by operations as well as short-term and long-term borrowings. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's condensed consolidated statements of cash flows.

OPERATING ACTIVITIES - Net cash used in operating activities was $1.1 million during the twenty-six weeks ended January 29, l994. The primary items affecting working capital were an increase in accounts receivable ($88.8 million) and a decrease in accounts payable and accrued liabilities
($20.5 million) which were partially offset by a decrease in merchandise inventories ($39.5 million). The increase in accounts receivable was due to seasonality, the increase in revenues, and, to a lesser extent, the modification in January 1993 of the credit terms offered to Neiman Marcus cardholders.

The Company's actuarial assumptions for determining the present value of its pension liability assume a discount rate of 8.5%, projected salary increases of 6% and an investment return of 9%. If the discount rate used were to decrease by 1%, the projected benefit obligation, which includes future salary increases, would have increased by $11.9 million and the accumulated benefit obligation would have increased by $6.3 million at July 31, l993.

INVESTING ACTIVITIES - The Company's investing activities consist principally of capital expenditures for remodeling existing stores and expanding the Company's mail order facility. Capital expenditures were $26.1 million during the twenty-six weeks ended January 29, l994. The Company's store renovation and expansion plans include the opening of four new Neiman Marcus stores, three of which are expected to be opened by 1996, and the renovation of five Neiman Marcus stores during 1994. Also in 1994, a major expansion of the Company's mail order facility is expected to be completed. Capital expenditures are expected to approximate $70.0 million during fiscal 1994.

FINANCING ACTIVITIES - The Company increased its borrowings by $43.4 million since July 31, 1993. These borrowings were used to fund expenditures for store renovations, the expansion of the mail order facility, working capital and dividend requirements. The Company paid aggregate quarterly dividends on its Common and Preferred Stocks of $17.3 million during the twenty-six weeks ended January 29, l994.

At January 29, l994, the Company had available $65.0 million under its revolving credit agreements and $59.3 million under committed credit lines. The Company is evaluating its financing needs and believes that internally generated funds along with unused debt capacity will be sufficient to finance current and expected operating and capital requirements.


                                   PART II

Item 4. Submission of Matters to a Vote of Security Holders.

        The Annual Meeting of Stockholders was held on January 19, l994. The following matters were voted upon at the meeting:

        1. Election of Gary L. Countryman as a Class III Director for a term of three years.

              For         43,220,030
              Withheld        98,164

              Election of Jean Head Sisco as a Class III Director for a term of three years.

              For         43,228,083
              Withheld        90,111

        2. Ratification of the appointment by the Board of Directors of Deloitte & Touche as the Company's independent auditors for the 1994 fiscal year.

              For         43,248,994
              Against         32,094
              Abstain         37,106

        3. Stockholder proposal to elect all directors of the Company annually.

              For          4,389,972
              Against     37,744,057
              Abstain        183,638
              Non-voting   1,000,527


Item 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibits.

        11.1 Computation of average number of shares outstanding used in determining primary and fully diluted earnings per share.

        (b)   Reports on Form 8-K.

              The Company did not file any reports on Form 8-K during the quarter ended January 29, l994.

                                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         THE NEIMAN MARCUS GROUP, INC.


 Signature                             Title                        Date





Principal Financial             Senior Vice President and         March 11, l994
Officer:                         Chief Financial Officer



s/John R. Cook
  John R. Cook




Principal Accounting            Vice President and Controller     March 11, l994
Officer:



s/Stephen C. Richards
  Stephen C. Richards