Form 10-Q
period 1994-04-30
NEIMAN MARCUS GROUP INC
filed 1994-06-13
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Quarter Ended                      April 30, l994

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


          YES   X             NO




As of June 6, 1994, there were outstanding 37,956,958 shares of the issuer's common stock, $.01 par value.




                        THE NEIMAN MARCUS GROUP, INC.



                                  I N D E X




Part I.   Financial Information                                     Page Number

 Item 1.  Condensed Consolidated Balance Sheets as of
            April 30, l994, July 31, l993 and May 1, 1993               1

          Condensed Consolidated Statements of Operations
            for the Thirty-Nine and Thirteen Weeks Ended
            April 30, l994 and May 1, 1993                              2

          Condensed Consolidated Statements of Cash Flows for
            the Thirty-Nine Weeks Ended April 30, l994 and
            May 1, 1993                                                 3

          Notes to Condensed Consolidated Financial Statements          4

 Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        5-7




Part II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                              8



Signatures                                                              9



Exhibit 11.1                                                           10


                          THE NEIMAN MARCUS GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                 April 30,     July 31,          May 1,
(In thousands)                        1994         1993            1993

Assets
Current assets:
  Cash and equivalents                $   16,393   $   20,204      $   17,177
  Accounts receivable, net               387,892      319,018         313,905
  Merchandise inventories                378,671      362,567         350,259
  Deferred income taxes                   16,903       16,918          17,313
  Other current assets                    30,486       29,091          19,934

   Total current assets                  830,345      747,798         718,588

Property and equipment, net              418,154      416,519         414,703

Intangibles and other assets             112,147      114,257         113,965


   Total assets                       $1,360,646   $1,278,574      $1,247,256

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities
    of long-term liabilities          $  132,935   $   45,877      $   49,839
  Accounts payable                       152,654      171,348         142,267
  Accrued liabilities                    182,591      148,533         151,130

   Total current liabilities             468,180      365,758         343,236

Long-term liabilities:
  Notes and debentures                   362,000      377,000         367,000
  Other long-term liabilities             74,887       72,448          71,956

   Total long-term liabilities           436,887      449,448         438,956


Deferred income taxes                     37,582       37,500          33,152

Redeemable preferred stocks              402,980      401,510         401,023

Common stock                                 380          379             379
Additional paid-in capital                82,407       82,154          82,134
Accumulated deficit                      (67,770)     (58,175)        (51,624)

   Total liabilities and shareholders'
     equity                           $1,360,646   $1,278,574      $1,247,256


See Notes to condensed consolidated financial statements.


                         THE NEIMAN MARCUS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
(In thousands except for      For the Thirty-Nine Weeks Ended     For the Thirteen Weeks Ended
 per share amounts)                  April 30,         May 1,        April 30,          May 1,
                                          1994           1993             1994            1993
Revenues                            $1,630,994     $1,552,724        $ 472,670       $ 456,485
Cost of goods sold including
  buying and occupancy costs         1,127,817      1,070,400          326,339         311,437
Selling, general and
  administrative expenses              390,434        377,532          119,187         116,071
Corporate expenses                       9,879          9,600            3,271           3,230
Restructuring of Contempo Casuals       48,401             -            48,401              -

Operating earnings (loss)               54,463         95,192          (24,528)         25,747

Interest expense, net                  (23,589)       (21,868)          (7,900)         (7,185)
Other income                                -          21,523               -              248

Earnings (loss) before income
  taxes and cumulative effect
  of accounting change                  30,874         94,847          (32,428)         18,810
Income tax benefit (expense)           (12,967)       (38,887)          13,620          (7,712)

Earnings (loss) before cumulative
  effect of accounting change           17,907         55,960          (18,808)         11,098

Cumulative effect of change
  in accounting for
  postretirement health care
  benefits, net                             -          11,199               -               -

Net earnings (loss)                    17,907          44,761          (18,808)          11,098

Dividends and accretion
  on preferred stocks                  21,810          21,801            7,270            7,267

Net earnings (loss) applicable
  to common shareholders          ($    3,903)     $   22,960       ($  26,078)       $   3,831

Weighted average number of
  common and common equiva-
  lent shares outstanding              37,943          37,596           37,956           38,030

Amounts per common share:
  Earnings (loss) before cumulative
    effect of accounting change   ($      .10)     $      .91       ($     .69)       $     .10
  Cumulative effect of
    accounting change, net                  -            (.30)              -                -
  Net earnings (loss)             ($      .10)     $      .61       ($     .69)       $     .10

  Dividends                        $      .15      $      .15        $     .05        $     .05

See Notes to condensed consolidated financial statements.


                            THE NEIMAN MARCUS GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

(In thousands)                           For the Thirty-Nine Weeks Ended
                                                April 30,         May 1,
                                                     1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                  $  17,907       $ 44,761
  Adjustments to reconcile net earnings
    to net cash used by operating activities:

     Depreciation and amortization                 47,370         44,501
     Other income                                      -         (20,755)
     Cumulative effect of accounting change, net       -          11,199
     Other items, net                                1,046           319
     Changes in assets and liabilities:
         Accounts receivable                       (68,874)      (85,006)
         Merchandise inventories                   (16,104)      (43,159)
         Other current assets                       (1,395)        2,493
         Accounts payable and accrued liabilities   15,364         7,776


Net cash used by operating activities               (4,686)      (37,871)


CASH FLOWS USED BY INVESTING ACTIVITIES
  Capital expenditures                             (45,587)      (33,923)



CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings, net                     73,300        71,360
  Repayment of debt                                 (1,007)         (317)
  Issuance of common stock                             202        16,464
  Dividends paid                                   (26,033)      (25,956)

Net cash provided by financing activities           46,462        61,551


CASH AND EQUIVALENTS
  Decrease during the period                        (3,811)      (10,243)
  Beginning balance                                 20,204        27,420

  Ending balance                                 $  16,393      $ 17,177






See Notes to condensed consolidated financial statements.

                        THE NEIMAN MARCUS GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1. The condensed consolidated financial statements of The Neiman Marcus Group, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form l0-K. In the opinion of management, these statements contain all necessary adjustments, consisting only of normal recurring and restructuring accruals, necessary for a fair presentation of the results for the interim periods presented. The retail industry is seasonal in nature, and the results of operations for these periods have historically not been indicative of the results for a full year.

2. Merchandise Inventories

   Inventories are stated at the lower of cost or market. Approximately seventy-five percent of the Company's inventories are valued using the retail method on the last-in, first-out (LIFO) basis. While the Company believes that the LIFO method provides a better matching of costs and revenues, some specialty retailers use the first-in, first-out (FIFO) method and, accordingly, the Company has provided the following data for comparison purposes as if the Company were utilizing the FIFO methodology.

   If the FIFO method of inventory valuation had been used to value all inventories, merchandise inventories would have been higher than reported by $30.1 million at April 30, l994, by $22.2 million at July 31, l993 and by $33.4 million at May 1, 1993. The FIFO valuation method would have increased net earnings by $4.6 million during the thirty-nine weeks ended April 30, 1994 and by $4.4 million during the thirty-nine weeks ended
   May 1, 1993.

3. Debt and Credit Agreements

   The Company has a revolving credit agreement with nine banks pursuant to which the Company may borrow up to $300.0 million, of which $100.0 million expires during fiscal 1995, $175.0 million expires during fiscal 1996 and $25 million may be terminated on not less than three years' notice. Amounts outstanding under this facility were $285.0 million at April 30, l994, $205.0 million at July 31, l993, and $185.0 million at May 1, 1993. Of the amount outstanding at April 30, 1994 $95.0 million is due in March 1995.

   In addition to its revolving credit agreement, the Company borrows from other banks under short-term credit agreements which expire in July 1994. Borrowings under these agreements amounted to $20.5 million at April 30, l994.

   Short-term uncommitted borrowings amounted to $27.2 million at July 31, l993 and $41.5 million at May 1, l993.

4.  Restructuring of Contempo Casuals

   In April 1994 the Company recorded a pre-tax charge of $48.4 million related to the Company's decision to close up to fifty Contempo Casuals retail stores and to discontinue all of the Pastille retail stores. This charge, which is reflected in accrued liabilities, includes an estimate for lease termination costs, the write-down of fixed assets, inventory liquidation costs and employee severance.

                        THE NEIMAN MARCUS GROUP, INC
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

    Results of Operations for the Thirty-nine Weeks Ended April 30, l994
           Compared with the Thirty-nine Weeks Ended May 1, 1993

Revenues in the thirty-nine weeks ended April 30, l994, increased 5.0% over revenues in the thirty-nine weeks ended May 1, l993. Higher revenues at the Neiman Marcus division and Bergdorf Goodman were partially offset by lower revenues at the Contempo Casuals division. The number of stores was substantially unchanged in the current period.

Cost of goods sold, including buying and occupancy costs, increased 5.4% primarily due to higher revenues. As a percentage of revenues, cost of goods sold was 69.1% in l994 versus 68.9% in l993. The higher percentage in 1994 reflects a higher rate of markdowns principally at the Contempo Casuals division.

Selling, general and administrative expenses increased 3.4% in the 1994 period, primarily because of increased selling and volume-related expenses partially offset by higher finance charge income.

The Contempo Casuals restructuring charge is a result of the Company's evaluation of the operating performance of its Contempo Casuals division.
Based upon this evaluation the Company decided to close up to fifty under-performing Contempo Casuals retail stores and discontinue all of the Pastille retail stores. The Company recorded a pre-tax charge of approximately $48.4 million which includes an estimate for lease termination costs ($20.7 million), the write-down of fixed assets ($12.8 million), inventory liquidation costs ($10.8 million) and other expenses ($4.1 million). The Company anticipates that the decision to discontinue these Contempo Casuals and Pastille retail stores will result in approximately $1.2 million of existing costs that the remaining Contempo Casuals stores will have to absorb and is expected to reduce the operating losses that the Contempo Casuals division has been incurring. Substantially all of the cash payments for lease termination costs will occur in the final quarter of fiscal 1994 and in fiscal 1995.

Interest expense increased 7.9% in the 1994 period reflecting both an increase in interest rates and higher outstanding balances on bank borrowings during the period.

Other income in the 1993 period represents a gain from a reduction in the level of the Company's estimated liabilities due to the settlement of various disputes with Carter Hawley Hale Stores, Inc.

The cumulative effect of the accounting change in 1993 represents the adoption by the Company of Statement of Financial Accounting Standards No. 106 " Employers' Accounting for Postretirement Benefits Other Than Pensions."

The Company's effective income tax rate is estimated to be 42.0% in fiscal l994 which is comparable to the fiscal l993 rate. During the first quarter of 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109) "Accounting for Income Taxes." SFAS No. 109 requires the asset and liability method of accounting for income taxes. The effect of adopting this standard was not material to the Company's financial position or results of operations.

                         THE NEIMAN MARCUS GROUP, INC
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

     Results of Operations for the Thirteen Weeks Ended April 30, l994
             Compared with the Thirteen Weeks ended May 1, l993

Revenues in the thirteen weeks ended April 30, l994, increased 3.5% over revenues in the thirteen weeks ended May 1, 1993. Higher revenues at the Neiman Marcus division and Bergdorf Goodman were partially offset by lower revenues at the Contempo Casuals division.

Cost of goods sold increased 4.8% primarily due to higher revenues. As a percentage of revenues, cost of goods sold was 69.0% in l994 versus 68.2% in l993. The higher 1994 cost percent reflects increased occupancy costs and a higher rate of markdowns.

Selling, general and administrative expenses increased 2.7% in the 1994 period, primarily because of increased selling and volume-related expenses partially offset by higher finance charge income.

Interest expense increased 10.0% in the 1994 period reflecting an increase in the interest rate and higher outstanding balances on bank borrowings during the period.



                      Liquidity and Capital Resources

During the thirty-nine weeks ended April 30, 1994, the Company financed its working capital needs, expenditures for store renovations, the expansion of the mail order facility and dividend requirements with short-term and long-term borrowings as well as cash provided by operations. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's condensed consolidated statements of cash flows.

Operating activities - Net cash used in operating activities was $4.7 million during the thirty-nine weeks ended April 30, l994. The primary items affecting working capital were increases in accounts receivable ($68.9 million) and merchandise inventories ($16.1 million) and a decrease in accounts payable ($18.7 million) which were partially offset by an increase in accrued liabilities ($34.1 million). The increase in inventories and accounts receivable is due to the increase in revenues. Also contributing to the accounts receivable increase was a modification of credit terms offered to Neiman Marcus cardholders. The increase in accrued liabilities is attributable to the restructuring of Contempo Casuals.

Investing activities - The Company's investing activities consist principally of capital expenditures for the renovation of five existing Neiman Marcus stores and the expansion of the Company's mail order facility. Three stores are expected to be completed during calendar 1994 and two stores during calendar 1995. Total capital expenditures were $45.6 million during the thirty-nine weeks ended April 30, l994. Capital expenditures are expected to approximate $65.0 million during fiscal 1994. The Company's future expansion plans include the opening of four new Neiman Marcus stores. One of these stores is expected to open in calendar 1995, two are expected to open in calendar 1996 and the fourth new store will follow.

                        THE NEIMAN MARCUS GROUP, INC
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

                Liquidity and Capital Resources (Continued)

Financing activities - The Company increased its borrowings by $73.3 million since July 31, 1993. These borrowings were used to fund expenditures for store renovations, the expansion of the mail order facility, working capital and dividend requirements. The Company paid aggregate quarterly dividends on its Common and Preferred Stocks of $26.0 million during the thirty-nine weeks ended April 30, 1994. In May 1994 the $10.0 million 9.83% Senior
Notes were paid at maturity with funds borrowed under the Company's revolving credit agreement.

At April 30, 1994, the Company had available $15.0 million under its revolving credit agreements and $79.5 million under short-term credit agreements which expire in July 1994. The Company is currently evaluating its revolving credit agreements, committed credit facilities and other sources of financing and anticipates that it will be able to secure additional or new financing with terms and conditions similar to existing credit arrangements. The Company believes that internally generated funds, existing credit facilities and available debt capacity will be sufficient to finance operating and capital requirements as well as the cash requirements associated with the restructuring of Contempo Casuals.

                                   PART II



Item 6. Exhibits and reports on Form 8-K.

        (a)  Exhibits.

        11.1 Computation of average number of shares outstanding used in determining primary and fully diluted earnings per share.

        (b)  Reports on Form 8-K.

             The Company did not file any reports on Form 8-K during the quarter ended April 30, l994.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                        THE NEIMAN MARCUS GROUP, INC.


Signature                            Title                          Date





Principal Financial          Senior Vice President and          June 10, 1994
Officer:                      Chief Financial Officer



s/John R. Cook
  John R. Cook




Principal Accounting         Vice President and Controller      June 10, 1994
Officer:



s/Stephen C. Richards
  Stephen C. Richards