Form 10-K
period 1994-07-30
NEIMAN MARCUS GROUP INC
filed 1994-10-27
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.

                            FORM 10-K

       Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

             For the fiscal year ended July 30, 1994

                  Commission File Number 1-9659

                  THE NEIMAN MARCUS GROUP, INC.
      (Exact name of registrant as specified in its charter)

               Delaware                    95-4119509
          (State or other jurisdiction of       (IRS Employer
          incorporation or organization)Identification No.)

     27 Boylston Street, Chestnut Hill, Massachusetts  02167
     (Address of principal executive offices)        (Zip Code)

    Registrant's telephone number and area code:  617-232-0760

    Securities registered pursuant to Section 12(b) of the Act:

     Title of each Class                  Name of each Exchange
on which Registered

Common Stock, $.01 par value                        New York
Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:

                               None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]





     The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 14, 1994 was $241,124,218.

     There were 37,957,053 shares of Common Stock outstanding as of October 14, 1994.

                _______________________________

               Documents Incorporated by Reference

     Portions of the Registrant's 1994 Annual Report to
Shareholders are incorporated by reference in Parts I, II and IV of this Report.






                  THE NEIMAN MARCUS GROUP, INC.

                    ANNUAL REPORT ON FORM 10-K

             FOR THE FISCAL YEAR ENDED JULY 30, 1994

                        TABLE OF CONTENTS

PART I                                                    Page
No.

   Item 1. Business                                         1
   Item 2. Properties                                       3
   Item 3. Legal Proceedings                                4
   Item 4. Submission of Matters to a Vote of Security
           Holders                                          4

PART II

   Item 5. Market for the Registrant's Common
           Equity and Related Stockholder Matters           4
   Item 6. Selected Financial Data                          5
   Item 7. Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                    5
   Item 8. Financial Statements and Supplementary Data      5
   Item 9. Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure           5

PART III

   Item 10. Directors and Executive Officers
           of the Registrant                                5
   Item 11. Executive Compensation                          9
   Item 12. Security Ownership of Certain Beneficial
           Owners and Management                           24
   Item 13. Certain Relationships and Related Transactions 26

PART IV

   Item 14.
Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K                         27

   Signatures                                              29





                              PART I
Item 1.   BUSINESS

General

     The Neiman Marcus Group, Inc. (together with its operating divisions and subsidiaries, the "Company") is a Delaware
corporation which commenced operations in August 1987.   Harcourt
General, Inc. ("Harcourt General"), a Delaware corporation based in Chestnut Hill, Massachusetts, owns approximately 65% of the fully converted equity of the Company; two of its directors and nearly all of its officers and corporate staff employees occupy similar positions with the Company. For more information about the relationship between the Company and Harcourt General, see Items 12 and 13 below and Notes 5 and 6 to the Company's Consolidated Financial Statements incorporated herein by reference. Harcourt General is a public company subject to the reporting requirements of the Securities Exchange Act of 1934. For further information about Harcourt General, reference may be made to the reports filed by Harcourt General from time to time with the Securities and Exchange Commission.

Description of Operations

     Neiman Marcus

     Neiman Marcus, based in Dallas, Texas, is a high fashion, specialty retailer which offers high quality women's and men's apparel, fashion accessories, precious jewelry, decorative home accessories, fine china, crystal and silver, and epicurean products. A relatively small portion of Neiman Marcus' customers accounts for a significant percentage of its retail sales. In addition, Neiman Marcus operates a state-of-the-art direct marketing business, NM Direct, which distributes the catalogues of Neiman Marcus, Horchow and Pastille.

     Neiman Marcus' 27 stores are located in Arizona
(Scottsdale); California (five stores: Beverly Hills, Newport Beach, Palo Alto, San Diego and San Francisco); Colorado
(Denver); the District of Columbia; Florida (two stores: Fort Lauderdale and Bal Harbour); Georgia (Atlanta); Illinois (three stores: Chicago, Northbrook and Oak Brook); Missouri (St. Louis); Massachusetts (Boston); Minnesota (Minneapolis); Michigan (Troy); Nevada (Las Vegas); New York (Westchester); Texas (six stores: three in Dallas, one in Fort Worth and two in Houston); and Virginia (McLean). The average size of the Neiman Marcus stores is 142,000 gross square feet, and the stores range in size from 90,000 gross square feet to 269,000 gross square feet. Neiman Marcus plans to open a new store in Short Hills, New Jersey, in calendar 1995 and new stores in King of Prussia, Pennsylvania, and Paramus, New Jersey, in calendar 1996.



     Bergdorf Goodman

     Bergdorf Goodman is a high fashion, exclusive retailer of high quality women's and men's apparel, fashion accessories, precious jewelry, decorative home accessories, fine china, crystal and silver. It operates two leased stores at Fifth Avenue and 58th Street in New York City. The original store, consisting of 250,000 gross square feet, is dedicated to women's apparel and accessories, home furnishings and gifts. Bergdorf Goodman Men, which opened in August 1990, consists of 66,000 gross square feet and is dedicated to men's apparel and accessories. A relatively small portion of Bergdorf Goodman's customers accounts for a significant percentage of its retail sales. In addition, Bergdorf Goodman operates an important direct marketing business. The distribution and fulfillment operations of the Bergdorf Goodman direct marketing business were consolidated with those of NM Direct in June 1993.

     Contempo Casuals

     Contempo Casuals, based in Los Angeles, operates a chain of retail stores which sells quality fashion apparel and accessories primarily for young women between the ages of 15 and 21 at moderate prices. Almost all apparel sold in the Contempo Casuals stores carries the Contempo Casuals label.

     In April 1994, the Company implemented a plan to restructure the Contempo Casuals division (including its chain of retail stores operated under the name Pastille) as a result of its continued poor operating performance. The restructuring included the closing of 40 underperforming Contempo Casuals stores, the closing of the Hong Kong buying office and the closing of the Pastille chain of 39 stores in 15 states. In June 1994, the Pastille direct marketing operations were consolidated with NM Direct. For additional information concerning the restructuring of Contempo Casuals, see Item 7 below and Note 2 to the Company's
Consolidated Financial Statements incorporated herein by reference.

     The Contempo Casuals chain includes 247 stores in 33 states and Puerto Rico with an average store size of approximately 4,000
gross square feet.   All of the stores are located in leased
facilities, primarily in regional shopping malls.

     Competition

     The Company's specialty store operations compete with numerous specialty retail stores and department stores for both customers and merchandise. The Company believes that the principal competitive factors for specialty store operations are customer service, quality of merchandise, merchandise assortment, store ambience and price. The Company's direct marketing operations compete with numerous other retail and direct marketing operations for both customers and merchandise. The Company believes that the principal competitive factors for its direct marketing operations are customer service, price, merchandise quality and assortment and catalogue presentation.

     Employees

     At July 30, 1994, Neiman Marcus had approximately 11,000 employees, of whom approximately 3,300 were part-time; Bergdorf Goodman had approximately 1,200 employees, of whom approximately 35 were part-time; and Contempo Casuals had approximately 3,200
employees, of whom approximately 1,750 were  part-time.   None of
the employees of Neiman Marcus or Contempo Casuals are subject to collective bargaining agreements. Approximately 12% of the Bergdorf Goodman employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are generally good.

     Capital Expenditures; Seasonality; Liquidity

     For information on capital expenditures, seasonality, liquidity and other financial information, reference is made to the "Management's Discussion and Analysis" section on pages 17 through 20 of the Annual Report to Stockholders for the fiscal year ended July 30, 1994 (the "1994 Annual Report"), which is incorporated herein by reference.


Item 2.  PROPERTIES

     The Company's corporate headquarters are located at Harcourt General's leased facility in Chestnut Hill, Massachusetts. The operating headquarters for Neiman Marcus, Bergdorf Goodman and Contempo Casuals are located in Dallas, New York City and Los Angeles, respectively.

     At July 30, 1994, the square footage used in the Company's specialty store operations was approximately as follows:

                                        Owned
                                        Subject to
                              Owned     Ground Lease    Leased       Total
Stores.................       347,000     1,170,300    3,610,800   5,128,100

Distribution centers
and office facilities..       627,000        -0-        1,425,100  2,052,100




     Leases for Neiman Marcus stores, including renewal options, range from 30 to 99 years. Leases for Contempo Casuals stores are generally for 10 to 15 years, with no renewal options. The lease on the Bergdorf Goodman main store expires in 2050, and the lease on the Bergdorf Goodman Men's store expires in 2010, with two 10-year renewal options. Leases are generally at fixed rentals, except that certain leases provide for additional rentals based on sales in excess of predetermined levels. The Company also owns approximately 50 acres of land in Las Colinas, Texas where its direct marketing operations and computer facility are located. For further information on the Company's properties, see "Leases" in Note 8 of the Notes to the Company's Consolidated Financial Statements on page 30 of the Annual Report.

     NM Direct and Bergdorf Goodman's direct marketing operations are located at Neiman Marcus' 520,000 square foot facility in Las
Colinas, Texas.

Item 3.   LEGAL PROCEEDINGS

     The Company is involved in various suits and claims in the ordinary course of business. The Company does not believe that the disposition of any such suits or claims will have a material adverse effect upon the continuing operations or financial condition of the Company.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                             PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS


     The following information contained in the 1994 Annual
Report is incorporated herein by reference:

     (i) "Stock Information" and "Shares Outstanding" on page 36 of the Annual Report;

     (ii) "Dividends" in Note 10 of the Notes to the Consolidated
          Financial Statements on page 33 of the Annual Report;
          and

     (iii) The fourth and fifth sentences of paragraph (a) of
           Note 4 of the Notes to the Consolidated Financial
           Statements (relating to restrictions on the Company's ability to pay dividends) on page 27 of the Annual Report.

Item 6.   SELECTED FINANCIAL DATA



     The response to this Item is contained in the 1994 Annual
Report under the caption "Selected Financial Data" on page 35 of the Annual Report and is incorporated herein by reference.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     The response to this Item is contained in the 1994 Annual
Report under the caption "Management's Discussion and Analysis" on pages 17 through 20 and is incorporated herein by reference.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and supplementary data referred to in Item 14 are incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE


     Not Applicable.


                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A.   Directors

     Below are the name, age and principal occupations for the last five years of each director of the Company.

     Class I Directors - Terms expire at 1995 Annual Meeting

     Richard A. Smith - 69     Director since 1987
          Chairman of the Board of the Company and of Harcourt General; Chairman of the Board, President and Chief Executive Officer of GC Companies, Inc. since December 1993; Chief Executive Officer of the Company and of Harcourt General until November 26, 1991; Director of Harcourt General, GC Companies, Inc., Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Bank of Boston Corporation and its principal subsidiary, The First National Bank of Boston. Mr. Smith is the father of Robert A. Smith, an executive officer of the Company.

     Robert J. Tarr, Jr. - 50     Director since 1987
          President, Chief Executive Officer (since November 26,
          1991) and Chief Operating Officer of the Company and of Harcourt General; Director of Harcourt General and GC
          Companies, Inc.

     Class II Directors - Terms expire at 1996 Annual Meeting

     Walter J. Salmon - 63     Director since 1987
          Stanley Roth, Sr. Professor of Retailing and Senior Associate Dean, External Relations, Graduate School of Business Administration, Harvard University; Director of Hannaford Bros. Co., The Quaker Oats Company, Circuit City Stores, Inc., Luby's Cafeterias, Inc., Promus Companies, Incorporated and Telxon Corporation.

     Matina S. Horner - 55     Director since 1993
          Executive Vice President of the Teachers Insurance and Annuity Association-College Retirement Equities Fund (TIAA-CREF) and President Emerita of Radcliffe College since 1989; President of Radcliffe College for 17 years prior thereto. Director of Boston Edison Company.

     Class III Directors - Terms expire at 1997 Annual Meeting

     Gary L. Countryman - 55     Director since 1987
          Chairman (since April 1991) and Chief Executive Officer of Liberty Mutual Insurance Company and Liberty Mutual Fire Insurance Company; President of said companies through March 1992; Director of Boston Edison Company, Bank of Boston Corporation and its principal subsidiary, The First National Bank of Boston.

     Jean Head Sisco - 69     Director since 1987
          Partner in Sisco Associates, international management consultants; Director of Textron, Inc., Santa Fe
          Pacific Corporation, Sante Fe Pacific Gold Corp.,
          Washington Mutual Investors Fund, Chiquita Brands
          International, Inc., The American Funds Tax-Exempt Series
          I, K-Tron International, Inc. and McArthur/Glen Realty Corp.

     B.   Executive Officers Who Are Not Directors

     Below are the name, age and principal occupations for the last five years of each executive officer of the Company who is not also a director of the Company. All such persons have been elected to serve until the next annual election of officers and their successors are elected or until their earlier resignation or removal.

     John R. Cook - 53
          Senior Vice President and Chief Financial Officer of the Company and of Harcourt General since September
          1992; Senior Vice President - Finance and
          Administration and Chief Financial Officer of NACCO
          Industries prior thereto.

     Stephen C. Elkin - 51
          Chairman and Chief Executive Officer of Bergdorf Goodman since May 1994; President and Chief Operating Officer of Bergdorf Goodman from December 1990 to May 1994; Vice Chairman and Chief Operating Officer of Bergdorf Goodman prior thereto.

     Bernie Feiwus - 46
          President and Chief Executive Officer of NM Direct since October 1991; Executive Vice President of Neiman Marcus - Horchow Mail Order Division from March 1991 to October 1991; Senior Vice President - Sales Promotion Director of Neiman Marcus prior thereto.

     Eric P. Geller - 47
          Senior Vice President and General Counsel of the Company and of Harcourt General since May 1992; Secretary of the Company since January 1992 and of Harcourt General since December 1991; Vice President, Associate General Counsel and Assistant Secretary of the Company and of Harcourt General prior thereto.

     Paul F. Gibbons - 43
          Vice President and Treasurer of the Company and of Harcourt General since August 1992; Vice President and Treasurer of GC Companies, Inc. since March 1994; Vice President - Taxation of the Company and of Harcourt General prior to August 1992.

     Dawn Mello - 63
          President of Bergdorf Goodman since May 1994 and from
          1983 to 1989; Executive Vice President and Creative
          Director Worldwide of Guccio Gucci SpA from October
          1989 to May 1994.

     Stephen C. Richards - 39
          Vice President and Controller of the Company and of Harcourt General since June 1993; Vice President and Controller of GC Companies, Inc. since January 1994; Partner, Deloitte & Touche from June 1990 to May 1993; Senior Manager, Deloitte & Touche prior thereto.

     Gerald A. Sampson - 53
          President and Chief Operating Officer of Neiman Marcus
          Stores since April 1993; Chairman of May Company
          California, a division of May Department Stores
          Company, from 1991 to January 1993; Chairman of
          Kaufmann's, a division of May Department Stores
          Company, prior thereto.

     Craig B. Sawin - 38
          Vice President - Planning and Analysis of the Company and of Harcourt General since 1990; Director of Planning and Analysis and Director of Administration of the Company and of Harcourt General prior thereto.

     Robert A. Smith - 35
          Group Vice President of the Company since January 1992 and of Harcourt General since December 1991; Vice President - Corporate Development of the Company from March 1989 to January 1992; Vice President - Corporate Development of Harcourt General from December 1988 to December 1991; Director of Harcourt General. Mr. Smith is the son of Richard A. Smith, the Chairman of the Company.

     Burton M. Tansky - 56
          Chairman and Chief Executive Officer of Neiman Marcus Stores since May 1994; Chairman and Chief Executive Officer of Bergdorf Goodman from February 1992 to May 1994; Vice Chairman of Bergdorf Goodman from February 1991 to February 1992; President of Saks Fifth Avenue prior thereto.

     C.   Section 16 Reports

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Company believes that all filing requirements applicable to its insiders were complied with during fiscal 1994.


Item 11.  EXECUTIVE COMPENSATION

                  Summary Compensation Table(1)

     The following table provides information on the compensation provided by the Company during fiscal 1994, 1993 and 1992 to the
Company's Chief Executive Officer and the five most highly paid executive officers of the Company during fiscal 1994.
                                                                          Long-Term
                                                                        Compensation
                                                                            (2)

                                                                        Awards

                                                                  Restricted
                                           Annual Compensation    Stock                     All Other
        Name and               Fiscal      Salary        Bonus    Awards         Options    Compensation
        Principal              Year        ($)          ($)(3)    ($) (4)          (#)         ($)(5)
        Position
        R. Tarr,  Jr.(1)        1994             --          --       --            --           --
        President and Chief     1993             --          --       --            --           --
        Executive Officer       1992             --          --       --            --           --

        B. Tansky(6)            1994       $543,750     $122,640      --          21,500      $ 10,647
        Chairman and Chief      1993       $500,000     $150,000      --          10,000      $  3,701
        Executive Officer of
        Neiman Marcus Stores    1992       $450,000          --       --          15,000      $147,227

        G. Sampson(7)           1994       $431,250     $172,500      --          10,000      $  6,421
        President and Chief
        Operating Officer of    1993       $147,115          --       --            --        $  1,724
        Neiman Marcus Stores
                                1992             --          --       --            --           --

        S. Elkin                1994       $391,875     $65,262       --          10,000      $  9,650
        Chairman and Chief      1993       $355,000     $84,313       --          10,000      $  7,283
        Executive Officer of
        Bergdorf Goodman
                                1992       $340,000         --     $58,125          --        $ 22,700

        B. Feiwus               1994       $275,000     $88,000       --           7,500      $  5,883
        President and Chief     1993       $245,000     $87,500       --           5,000      $  4,679
        Executive Officer of
        NM Direct               1992       $216,664     $77,000    $23,250          --        $ 11,043

        T. Lundgren(8)          1994       $427,693         --        --          25,000      $  6,579
        Former Chairman and
        Chief Executive         1993       $550,000     $247,500      --          15,000      $  3,701
        Officer of Neiman
        Marcus Stores           1992       $465,000     $83,700     $87,188         --        $  7,227


(1) Under the Intercompany Services Agreement between the Company and Harcourt General, Harcourt General provides certain management, accounting, financial, legal, tax, personnel and other corporate services to the Company, including the services of certain senior officers of Harcourt General who are also senior officers of the Company, in consideration of a fee based on Harcourt General's direct and indirect costs of providing the corporate services. The level of services and fees are subject to the approval of the Special Review Committee of the Board of Directors of the Company. During fiscal 1994, 1993 and 1992, the Company paid or accrued approximately $6.9 million, $7.2 million and $6.4 million, respectively, to Harcourt General for all of its services under the Intercompany Services Agreement. With the exception of Mr. Tarr, the senior officers of Harcourt General, who derive all of their compensation directly from Harcourt General, are not included in this table. Mr. Tarr is also the President and Chief Executive Officer of Harcourt General. All of Mr. Tarr's cash and non-cash compensation is paid by Harcourt General pursuant to Mr. Tarr's Employment Agreement with Harcourt
General effective November 26, 1991.   Of the amounts paid by the
Company to Harcourt General under the Intercompany Services Agreement for fiscal 1994, 1993 and 1992, approximately $2.3 million, $2.1 million and $1.7 million, respectively, were attributable to Mr. Tarr's services. These amounts include costs related to Mr. Tarr's base compensation, bonuses, benefits and amounts necessary to fund his retirement benefits, all of which are direct obligations of Harcourt General.

(2) The Company does not have a long-term compensation program that includes long-term incentive payouts. No stock appreciation rights were granted to any of the named executive officers during the years reported in the table.

(3) Bonus payments are reported with respect to the year in which the related services were performed.

(4) Calculated by multiplying the closing price of the Company's Common Stock on the New York Stock Exchange on the date of grant by the number of shares awarded. Twenty percent of an award of restricted Common Stock are freed from the restrictions on transfer each year, commencing one year after the date of grant, provided that the recipient continues to be employed by the Company on the anniversary date of the grant. Dividends are paid to holders of restricted stock, who are also entitled to vote their restricted shares. In the event of termination of employment for any reason, other than death or permanent disability, restricted shares are forfeited by the holder and
revert to the Company.   At the end of fiscal 1994, the named
executive officers' restricted stock holdings and market values (based on the New York Stock Exchange closing price of $15.25 for the Company's Common Stock at fiscal year end) were as follows:
Mr. Elkin - 3,000 shares ($45,750) and Mr. Feiwus - 1,200 shares ($18,300). The closing price of the Company's Common Stock on the New York Stock Exchange on October 14, 1994 was $14.625.
All of the restricted shares reported in this column were granted to the executive officers in fiscal 1992. Mr. Lundgren forfeited his 4,500 shares of restricted stock upon his resignation from the Company in April 1994.

(5) The items accounted for in this column include the cost to the Company of matching contributions under (a) the Company's Key Employee Deferred Compensation Plan or the Savings and Investment Plan (401(k) Plan) and (b) group life insurance premiums. For fiscal 1994, such amounts for each of the named executive officers were, respectively, as follows: Mr. Tansky - $4,875 and $5,772; Mr. Sampson - $2,110 and $4,311; Mr. Elkin - $3,550 and
$6,100; Mr. Feiwus - $2,310 and $3,573 and Mr. Lundgren - $2,250 and $4,329. See Note 6 below for information regarding additional compensation of Mr. Tansky reported in this column.

(6) Mr. Tansky received a $140,000 bonus in fiscal 1992 pursuant to his employment agreement with the Company, which is included under "All Other Compensation." Prior to becoming the Chairman and Chief Executive Officer of Neiman Marcus Stores in May 1994, Mr. Tansky was the Chairman and Chief Executive Officer of Bergdorf Goodman. Pursuant to his employment agreement, Mr. Tansky's fiscal 1994 bonus was determined based on the performance of Bergdorf Goodman during fiscal 1994.

(7)  Mr. Sampson's employment with the Company commenced on April
1, 1993.

(8)  Mr. Lundgren resigned from the Company effective April 12,
1994.

                 Option Grants in Last Fiscal Year(1)

     The following table provides information regarding options granted under the Company's 1987 Stock Incentive Plan during the fiscal year ended July 30, 1994 to the executive officers named in the Summary Compensation Table.

                                 Individual Grants

                                  % of
                 Number of        Total                               Potential Realizable
                 Securities       Options                             Value at Assumed
                 Underlying       Granted to  Exercise                Annual Rates of Stock
                 Options          Employees   or Base     Expira-     Price Appreciation
                 Granted          in Fiscal   Price       tion        for Option Term (2)
Name             (#)  (3)         Year        ($/Sh)      Date        5% ($)       10% ($)


R. Tarr, Jr.(4)     ----           ----         ----       ----        -----        ----

B. Tansky          21,500          10.04%     $14.50     09/18/03     $185,114     $479,423

G. Sampson         10,000           4.67%     $14.50     09/18/03     $ 86,099     $222,987

S. Elkin           10,000           4.67%     $14.50     09/18/03     $ 86,099     $222,987

B. Feiwus           7,500           3.50%     $14.50     09/18/03     $ 64,575     $167,240

T. Lundgren        25,000(5)       11.68%     $14.50       --(5)       --(5)        --(5)


(1) No stock appreciation rights were granted to any named executive officer during fiscal 1994.

(2) These potential realizable values are based on assumed rates of appreciation required by applicable regulations of the Securities and Exchange Commission.

(3) All option grants are non-qualified stock options having a term of 10 years and one day. They become exercisable at the rate of 20% on each of the first five anniversary dates of the grant.

(4) None of the executive officers of Harcourt General who are also officers of the Company, including Mr. Tarr, participate in the Company's 1987 Stock Incentive Plan.

(5) All of these options terminated upon Mr. Lundgren's resignation from the Company effective April 12, 1994.




              Aggregated Option Exercises in Last Fiscal Year
                   and Fiscal Year-End Option Values

     The following table provides information regarding stock
options exercised during fiscal 1994 and the number and value of stock options held at July 30, 1994 by the executive officers named in the Summary Compensation Table.
                                            Number of
                                            Securities        Value of
                                            Underlying        Unexercised
                                            Unexercised       In-the-Money
                 Shares                     Options at        Options at
                 Acquired                   July 30, 1994(#)  July 30, 1994 ($)
                 on Exercise   Value        Exercisable/      Exercisable/
Name                (#)        Realized($)  Unexercisable     Unexercisable (1)
R. Tarr, Jr.(2)     --            --             --                    --

B. Tansky           --            --          17,000/            $ 23,750/
                                              44,500               66,125

G. Sampson          --            --               0/            $      0/
                                              10,000                7,500

S. Elkin            --            --          35,516/            $ 21,708/
                                              23,900               41,750

B. Feiwus           --            --           8,311/            $  6,063/
                                              12,900               20,500

T. Lundgren(3)    --(3)       $54,000(3)       --(3)               --(3)


(1) The value of unexercised in-the-money options is calculated by multiplying the number of underlying shares by the difference between the closing price of the Company's Common Stock on the New York Stock Exchange at fiscal year end ($15.25) and the option exercise price for those shares. These values have not been realized. The closing price of the Company's Common Stock on the New York Stock Exchange on October 14, 1994 was $14.625.

(2) None of the executive officers of Harcourt General who are also officers of the Company, including Mr. Tarr, participate in the Company's 1987 Stock Incentive Plan.

(3) Mr. Lundgren resigned from the Company effective April 12, 1994. The Company paid Mr. Lundgren $54,000 with respect to options held by him to purchase an aggregate of 22,750 shares of Common Stock of the Company at various exercise prices. The $54,000 payment was calculated based on the difference between the closing price of the Company's Common Stock on the New York Stock Exchange on the date Mr. Lundgren elected to receive this payment (February 25, 1994) and the option exercise prices. All unexercisable options held by Mr. Lundgren terminated upon his resignation from the Company.

Directors Compensation

     Directors who are not affiliated with the Company or Harcourt General each receive an annual retainer of $20,000 and a fee of $1,500 per Board of Directors meeting attended, plus travel and incidental expenses (an aggregate of $4,134 in fiscal
1994) incurred in attending meetings and carrying out their duties as directors. They also receive a fee of $500 (the Chairmen receive $1,000) for each committee meeting attended. If a director is unable to attend a meeting in person but participates by telephone, he or she receives one-half of the fee that would otherwise be payable.

     Mr. Countryman receives his director fees on a deferred basis. The Company maintains an account to record the accrual of Mr. Countryman's deferred fees and accrued interest, which accrues at a rate equal to that paid on 90-day certificates of deposit issued by The First National Bank of Boston from time to time.

Pension Plans

     The Company maintains a funded, qualified pension plan
known as The Neiman Marcus Group, Inc. Retirement Plan (the
"Retirement Plan").   Most non-union employees who have completed
one year of service with 1,000 or more hours participate in the Retirement Plan, which pays benefits upon retirement or termination of employment by reason of disability. The Retirement Plan is a "career-average" plan, under which a participant earns each year a retirement annuity equal to 1% of his or her compensation for the year up to the Social Security wage base and 1.5% of his or her compensation for the year in excess of such wage base. Benefits under the Retirement Plan become fully vested after five years of service with the Company.

     The Company also maintains a Supplemental Executive Retirement Plan (the "SERP"). The SERP is an unfunded, non-qualified plan under which benefits are paid from the Company's general assets to supplement Retirement Plan benefits and Social
Security.   Executive, administrative and professional employees
(other than those employed as salespersons) with an annual base salary at least equal to a self-adjusting minimum ($99,000 as of December 31, 1993) are eligible to participate. At normal retirement age (age 65), a participant with 25 or more years of service is entitled to payments under the SERP sufficient to bring his or her combined annual benefit from the Retirement Plan and SERP, computed as a straight life annuity, up to 50% of the participant's highest consecutive 60 month average of pensionable earnings, less 60% of his or her estimated primary Social Security benefit. If the participant has fewer than 25 years of service, the combined benefit is proportionately reduced. In computing the combined benefit, "pensionable earnings" means base salary, including any salary which may have been deferred. Benefits under the SERP become fully vested after five years of service with the Company.

     The following table shows the estimated annual pension benefits payable to employees in various compensation and years of service categories. The estimated benefits apply to an employee retiring at age 65 in 1994 who elects to receive his or her benefit in the form of a straight life annuity. These benefits include amounts attributable to both the Retirement Plan and the SERP and are in addition to any retirement benefits that might be received from Social Security.

                         Estimated Annual Retirement Benefits
                          Under Retirement Plan and SERP(1)


Average
Pensionable
Earnings                             Total Years of Service
                                                                   25
                          5       10         15           20     or more

$200,000...........  $20,000   $ 40,000   $ 60,000   $ 80,000   $100,000
 300,000...........   30,000     60,000     90,000    120,000    150,000
 400,000...........   40,000     80,000    120,000    160,000    200,000
 500,000...........   50,000    100,000    150,000    200,000    250,000
 600,000...........   60,000    120,000    180,000    240,000    300,000
 700,000...........   70,000    140,000    210,000    280,000    350,000
          _________________

(1) The amounts actually payable will be somewhat lower than the amounts shown above, since the above amounts will be reduced by 60% of the participant's estimated primary Social Security benefit.

         The following table shows the pensionable earnings and credited years of service for the executive officers named in the Summary Compensation Table as of July 30, 1994 and years of service creditable at age 65. Credited service may not exceed 25 years for purpose of calculating retirement benefits under any of the Company's retirement plans.



                                  Pensionable Earnings        Years of Service
                                     for Year Ended         at July      at
Name                                 July 30, 1994          30, 1994     Age 65
R. Tarr, Jr.(1) . . . . . . . .            ---               --           --
B. Tansky . . . . . . . . . . .       $543,750               --(2)        20(2)
G. Sampson(3) . . . . . . . . .        431,250               --(3)        20(3)
S. Elkin  . . . . . . . . . . .        391,875              16            25
B. Feiwus   . . . . . . . . . .        275,000              14.5          25
T. Lundgren(4)  . . . . . . . .        427,693               --(4)        --(4)
___________________________

(1)  Mr. Tarr does not participate in the Company's Retirement
Plan or SERP.

(2) Under Mr. Tansky's employment agreement with the Company, for purposes of determining his retirement benefits under the SERP, Mr. Tansky will be credited with 5/3 times his years of service with the Company provided he remains continuously employed by the Company until his 65th birthday; otherwise, Mr. Tansky's accrued service at age 65 under the SERP will be calculated in the normal manner. Mr. Tansky is 56 years old.

(3) For purposes of determining Mr. Sampson's retirement benefits under the SERP, Mr. Sampson will be credited with 20/13 times his years of service with the Company provided he remains continuously employed by the Company until his 65th birthday; otherwise, Mr. Sampson's accrued service at age 65 under the SERP will be calculated in the normal manner. Mr. Sampson is 53 years old.

(4)  Mr. Lundgren resigned from the Company effective April 12,
1994.

Employment and Severance Agreements

     Burton Tansky

     In connection with Mr. Tansky's appointment as Chairman and Chief Executive Officer of Neiman Marcus Stores in May 1994, the Company and Mr. Tansky entered into a new employment agreement which provides for Mr. Tansky's employment as Chairman and Chief Executive Officer of Neiman Marcus Stores through January 31,
1997.   Pursuant to the agreement, Mr. Tansky will receive an
annual base salary of $600,000, subject to adjustment by the Compensation Committee. In the event Mr. Tansky is terminated without cause within 24 months of a change of control of the Company, or if within 24 months of such a change of control Mr. Tansky resigns because he is not permitted to continue in a position comparable in duties and responsibilities to that which he held prior to the change of control, Mr. Tansky will be entitled to receive his then-current base compensation through July 31, 1998, which amount will be reduced by any amounts earned by him between August 1, 1997 and July 31, 1998 from other employment. If the Company terminates Mr. Tansky's employment during the term of the Employment Agreement for any reason other than for cause or other than because of his total disability or death, Mr. Tansky will continue to receive his base compensation and benefits until January 31, 1997 or for 18 months following termination, whichever is greater. If the Company determines not to extend Mr. Tansky's employment beyond January 31, 1997, the Company will pay to Mr. Tansky his then-current base compensation through July 31, 1998, which amount will be reduced by any amounts earned by him between August 1, 1997 and July 31, 1998 from other employment.

     Gerald A. Sampson

     Pursuant to an agreement between Mr. Sampson and the Company, effective April 1, 1993, Mr. Sampson is entitled to receive severance payments in the event the Company terminates his employment other than for cause or other than due to his total disability or death prior to March 31, 1995. In such event he will receive an amount equal to his then-current base salary, which amount will be paid to him in 12 monthly installments following such termination but will be reduced by any amounts received by him from other employment during the payment period.

     Stephen C. Elkin

     Pursuant to an agreement between Mr. Elkin and Bergdorf Goodman, effective September 1993, Mr. Elkin is entitled to receive severance payments in the event his employment with Bergdorf Goodman is terminated in certain situations. If the Company terminates Mr. Elkin's employment other than for cause or other than due to his total disability or death, he will receive an amount equal to one and one half times his then-current base salary, which amount will be paid to him in 18 monthly installments following such termination but will be reduced by any amounts received by him from other employment during the period beginning six months following his termination and ending at the end of the 18 month period. Mr. Elkin will also be entitled to receive such payments in the event his employment is terminated without cause within 24 months of a change of control of either Bergdorf Goodman or the Company, or in the event he resigns within 24 months of a change of control because he is not permitted to continue in a position comparable in duties and responsibilities to that which he held before the change of control.

     Dawn Mello

     Pursuant to an agreement between Ms. Mello and Bergdorf Goodman, effective May 1994, Ms. Mello is entitled to receive severance payments in the event her employment with Bergdorf Goodman is terminated in certain situations. If the Company terminates Ms. Mello's employment other than for cause or other than due to her total disability or death, she will receive an amount equal to her then-current annual salary, which amount will be paid in 12 monthly installments following such termination but will be reduced by any amounts received by her from other employment during the period beginning six months following such termination. Ms. Mello will also be entitled to receive such payments in the event her employment is terminated without cause before November 1, 1996 and within 24 months of a change of control of either Bergdorf Goodman or the Company, or in the event she resigns before November 1, 1996 and within 24 months of a change of control because she is not permitted to continue in a position comparable in duties and responsibilities to that which she held before the change of control.

Compensation Committee Interlocks and Insider Participation

     During fiscal 1994, Richard A. Smith, Chairman of the Board of Directors of the Company, served on the Boards of Directors of Liberty Mutual Insurance Company and Liberty Mutual Fire
Insurance Company (collectively, "Liberty Mutual").   Gary L.
Countryman, a director of the Company and the Chairman of the Company's Compensation Committee, is the Chairman and Chief
Executive Officer of Liberty Mutual.   Liberty Mutual underwrites
most of the Company's insurance policies. These insurance policies contain terms which, in the judgment of management, are no less favorable than could be obtained from other insurance companies. During fiscal 1994, the Company paid to Liberty Mutual an aggregate of $3.3 million in premiums and administrative fees.

                        _________________

    Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, that might incorporate future filings, including this Form 10-K, in whole or in part, the following Compensation Committee Report on Executive Compensation and Stock Performance Graph shall not be deemed to be incorporated by reference into any such filings, nor shall such sections of this Report be deemed to be incorporated into any future filings made by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

          Compensation Committee Report on Executive Compensation

     The Compensation Committee is composed of Gary L. Countryman
(Chairman), Matina S. Horner, Walter J. Salmon and Jean Head
Sisco. The members of the Compensation Committee are all independent directors.

     The principal responsibility of the Committee is to review the performance of, and determine the compensation for, the executive officers of the Company who are not also executive officers of Harcourt General. The individuals in this group include Messrs. Tansky, Sampson, Elkin and Feiwus, all of whom are named executive officers in the Summary Compensation Table, as well as Dawn Mello, President of Bergdorf Goodman, and Robert Kelleher, President and Chief Operating Officer of Contempo Casuals. The compensation of Harcourt General's executive officers, most of whom are also executive officers of the Company, is determined by Harcourt General's Compensation Committee.

     Compensation Policies

     The principal objectives of the Company's executive compensation program are to reward competitively its executive officers in order to attract and retain excellent management and to provide incentives that will most sharply focus the attention of those individuals on the goal of increasing the profitability of the Company and its operating divisions over both the short and long terms.

     Early in each fiscal year, the Committee considers the recommendations of the Chief Executive Officer, which are supported by data generated by the Company's Human Resources Department, for each component of compensation of the Company's executive officers. The Committee approves those recommendations with such modifications as it deems appropriate.

     The principal components of the Company's compensation program are:

     Base Salary:

   This is determined with reference both to salary survey information from recognized compensation consulting firms and to each executive officer's level of responsibility, experience and performance. The salary survey data is used to establish benchmark amounts for both base salary and total cash compensation for each executive position. Comparisons are made to a range of retail companies or to divisions within such companies, with the principal selection criteria for comparisons being similar revenues to the division within the Company. While there are no hard and fast rules which bind the Committee, the Company generally sets its salary and total cash compensation benchmarks (assuming that maximum bonuses are achieved) for executive officers at the 75th percentile of the comparison group of companies in order to compete for and retain the best management talent available. Because the Company competes for executive talent with a broad range of U.S. retail companies, the Committee does not limit its comparison information for compensation purposes to the three companies included in the peer group in the Stock Performance Graph.

   The Committee reviews in detail the base salary levels for each of the principal executive officers of the Company.
   While the Committee uses the benchmarks as a reference point, a particular individual's base salary may vary from the benchmark depending upon his or her salary history, experience, individual performance and contractual obligations of the Company.

   Annual Incentive Plan:

   The determination of annual bonuses is based principally on the achievement of performance objectives by the operating division for which the executive is responsible and the individual executive's own performance. For some executive officers, a small component of their bonus eligibility depends on the Company's overall performance.

   Shortly after the beginning of each fiscal year, the Compensation Committee considers the recommendations of the Chief Executive Officer for the Company's and each division's performance goals for the current year, the executive officers who should participate in the annual incentive plan for that year, and the maximum bonus values attainable by them. The Committee approves those recommendations with such modifications as it deems appropriate.

   In addition, each of the Company's executive officers prepares and reaches agreement with the Chief Executive Officer on individual performance goals which must be achieved in addition to the performance targets in order for an executive to receive his or her full bonus. Individual performance goals typically include achievement of specific tasks.

   For fiscal 1994, the plan provided for maximum bonuses ranging from 35% to 45% of base salary. Eligibility for the divisional performance component of the bonus was determined based on a weighting of several factors, the most important of which was operating earnings before corporate expenses. Other factors included return on net assets and working capital as a percentage of sales. Similar factors will be used by the Committee in determining bonuses for fiscal 1995. The bonuses actually awarded to the executive officers for fiscal 1994 were determined by an assessment of all of these factors, as well as certain subjective factors.

   Absent extraordinary circumstances, if the financial performance targets are exceeded, bonus awards are not increased over the maximum bonus values established by the Committee. If the performance targets are not met, bonus awards are generally reduced at the discretion of the Committee. If the Company and/or the relevant division falls sufficiently short of its performance target, there is a presumption that bonuses would not be paid absent special circumstances. For example, no bonuses were awarded to executives at Contempo Casuals for fiscal 1994. If corporate and/or division performance targets are met, but an individual falls short of his or her performance goals, the individual's bonus could be reduced or eliminated in the discretion of the Committee.

   The bonus program is intended to put substantial amounts of total cash compensation at risk with the intent of focusing the attention of the executives on achieving both the Company's and their division's performance goals and their individual goals, thereby contributing to profitability and building shareholder value.

   Stock Incentives:

   The Committee's purpose in awarding equity based incentives, principally in the form of stock options which vest over a five year period and terminate ten years from the date of grant, is to achieve as much as possible an identity of interest between the executives and the long term interest of the stockholders. The principal factors considered in determining which executive officers (including the named executive officers) were awarded equity based compensation in the 1994 fiscal year, and in determining the types and amounts of such awards, were salary levels, equity awards granted to executives at competing retail companies, special circumstances such as promotions as well as the performance, experience and level of responsibility of each executive.


   Compensation of the Chief Executive Officer

   Mr. Tarr is also the Chief Executive Officer of Harcourt General, which owns approximately 65% of the fully converted equity of the Company. All of Mr. Tarr's cash and non-cash compensation is paid directly by Harcourt General to Mr. Tarr pursuant to an employment agreement between Mr. Tarr and Harcourt General which was approved by the Harcourt General Compensation Committee and became effective in November, 1991. Mr. Tarr receives no compensation directly from the Company. However, pursuant to the Intercompany Services Agreement between the Company and Harcourt General, Harcourt General provides certain management and other corporate services to the Company, including
Mr. Tarr's services as Chief Executive Officer.    During fiscal
1994, the Company paid or accrued approximately $6.9 million to Harcourt General for all of its services under the Intercompany Services Agreement, of which approximately $2.3 million was attributable to Mr. Tarr's services. While the Special Review Committee of the Company reviews each year the appropriateness of the charges by Harcourt General to the Company under the Intercompany Services Agreement, neither this Committee nor the Special Review Committee plays any role in determining the compensation that Mr. Tarr, or any other executive officer of Harcourt General, receives from Harcourt General.

   Compliance with Internal Revenue Code Section 162(m)

   Amendments to Section 162(m) of the Internal Revenue Code which were enacted in 1993 generally disallow a tax deduction to public companies for compensation in excess of $1 million per year paid to each of the executive officers named in the Summary Compensation Table. The Company does not anticipate that any of its executive officers will receive cash compensation in excess of this deductibility limit in fiscal 1995. Under transition provisions in the regulations under Section 162(m), compensation resulting from awards under the Company's Incentive Stock Option Plan is not subject to the deductibility limit at this time. The Committee will continue to monitor the requirements of Section 162(m) and to determine what actions should be taken by the Company in order to preserve the tax deduction for executive compensation to the maximum extent, consistent with the Company's continuing goals of providing the executives of the Company with appropriate incentives and rewards for their performance.

   COMPENSATION COMMITTEE

   Gary L. Countryman, Chairman
   Matina S. Horner
   Walter J. Salmon
   Jean Head Sisco


                  Stock Performance Graph

     The graph below compares the cumulative total shareholder return on the Common Stock of the Company against the cumulative total return of the Standard & Poor's 500 Stock Index and a Peer Index during the five fiscal years ended July 30, 1994. The graph assumes a $100 investment in the Company's Common Stock and in each index at July 29, 1989 and that all dividends were reinvested.

     The Company's Peer Index is made up of three companies in the specialty retail industry: The Limited, Inc., Nordstrom, Inc. and Tiffany & Co. The common stocks of the companies in the Peer Index have been weighted annually to reflect relative stock market capitalization. The comparisons provided in this graph are not intended to be indicative of possible future performance of the Company's Common Stock.




                    [STOCK PERFORMANCE GRAPH
                       TO BE INSERTED HERE]







                    1989       1990      1991      1992      1993      1994

     Company        $100       82.14     84.50     70.70     76.93     81.94
     S&P 500
       Index        $100      103.16    123.39    140.09    152.00    159.18
     Peer Index     $100       96.27    157.06    113.58    107.63    119.00





Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

   The following table sets forth information, as of October 14, 1994, with respect to the beneficial ownership of the Common Stock of the Company by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each executive officer named in the Summary Compensation Table, (iii) each director of the Company; and (iv) all directors and current executive officers of the Company as a
group.   Harcourt General beneficially owns all of the
outstanding shares of the 6% Cumulative Convertible Preferred Stock, $1.00 par value (the "Preferred Stock"), of the Company.


                                    Number               Percent
Name and Address                    of Shares            of Common
of Beneficial Owner                 Owned(1)             Stock


Harcourt General, Inc.(2)          21,440,960            56.5%
27 Boylston Street
Chestnut Hill, MA  02167

Gabelli Funds, Inc.(3)              4,951,700            13.0%
655 Third Avenue
New York, NY  10017

FMR Corp.(4)                        3,000,000             7.9%
88 Devonshire Street
Boston, MA  02109

Burton M. Tansky(5)                    23,300              *
Gerald A. Sampson(6)                    3,000              *
Stephen Elkin(7)(8)                    57,759              *
Bernie Feiwus(8)(9)                    14,156              *
Terry Lundgren(10)                          -              *
Gary L. Countryman                          -              *
Matina S. Horner                            -              *
Walter J. Salmon                        8,942              *
Jean Head Sisco                         1,126              *
Richard A. Smith(11)                        -              *
Robert J. Tarr, Jr.(11)                     -              *
All current executive officers
 and directors as a group
 (17 persons)(12)                     108,283              *
_____________________
* Less than 1%.

(1) Unless otherwise indicated in the following footnotes, each stockholder referred to above has sole voting and investment power with respect to the shares listed.

(2) Harcourt General's holdings of Common Stock and Preferred Stock comprise approximately 65% of the fully converted equity and voting power of the Company. Each share of Preferred Stock is convertible into 8.99 shares of Common Stock at a price of $41.70 per share of Common Stock. The closing price of the Common Stock on the New York Stock Exchange on October 14, 1994 was $14.625 per share.

        Richard A. Smith, Chairman of the Board of Directors of the Company and of Harcourt General, his sister, Nancy L. Marks, and certain members of their families may be regarded as controlling persons of Harcourt General, and therefore of the Company. The shares of Harcourt General Class B Stock and Harcourt General Common Stock beneficially owned by or for the benefit of the Smith family constitute approximately 28% of the aggregate number of outstanding equity securities of Harcourt General. Each share of Harcourt General voting stock entitles the holder thereof to one vote on all matters submitted to Harcourt General's stockholders, except that each share of Harcourt General Class B Stock (virtually all of which is owned by the Smith family) entitles the holder thereof to ten votes on the election of directors at any Harcourt General stockholders' meeting under certain circumstances. Accordingly, as to any elections in which the Harcourt General Class B Stock would carry ten votes per share at a Harcourt General stockholders' meeting, the Smith family would have approximately 80% of the combined voting power of the Harcourt General voting securities.

        Under the definition of "beneficial ownership" in Rule 13d-3 of the Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended, the Smith family and the members of Harcourt General's Board of Directors may be deemed to be the beneficial owners of the securities of the Company beneficially owned by Harcourt General in that they may be deemed to share with Harcourt General the power to direct the voting and/or disposition of such securities. However, this information should not be deemed to constitute an admission that any such person or group of persons is the beneficial owner of such securities.

(3) The information reported is based on information provided to the Company by Gabelli Funds, Inc. in October 1994. The Gabelli Funds have sole voting power with respect to 4,711,300 shares and sole dispositive power with respect to all of the shares shown in the table.

(4) The information reported is based on information provided to the Company by FMR Corp., an affiliate of Fidelity Management & Research Company, in October 1994. FMR Corp. has no voting power but has sole dispositive power with respect to all of the shares shown in the table.

(5) Represents 23,300 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 14, 1994.

(6) Includes 2,000 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 14, 1994.

(7) Includes 42,305 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 14, 1994.

(8) Includes shares of restricted stock over which the individual has voting but not dispositive power. For the number of shares of restricted stock owned, see Note 4 to the Summary
Compensation Table.

(9) Includes 11,711 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 14, 1994.

(10)     Mr. Lundgren was the Chairman and Chief Executive
Officer of Neiman Marcus Stores until his resignation in April
1994.

(11)     The members of the Board of Directors of Harcourt
General, including Messrs. Smith and Tarr, may be deemed to be the beneficial owners of the securities of the Company owned by Harcourt General. However, this information should not be deemed to be an admission that any such person or group is the beneficial owner of such securities.

(12) Excludes the beneficial ownership of securities of the Company which may be deemed to be attributed to Messrs. Smith and Tarr (see Note 11 above). Includes 79,316 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 14, 1994.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Principal Stockholder - Intercompany Services
Agreement

     See Note 1 to the Summary Compensation Table in Item 11 above.

Transactions with Directors

     See  "Compensation Committee Interlocks and Insider
Participation" in Item 11 above.

Transactions with Officers

     In July 1994, the Company made an interest free bridge loan in the amount of $240,000 to Mr. Tansky to assist him in purchasing a new home in the Dallas area in connection with his new position as Chairman and Chief Executive Officer of Neiman Marcus Stores. Mr. Tansky repaid the loan in August 1994.


                             PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K


14(a)(1)  Financial Statements

     The documents listed below are incorporated by reference to the Company's 1994 Annual Report to Shareholders and are incorporated by reference into Item 8 hereof:

     Consolidated Balance Sheets at July 30, 1994 and July 31,
     1993.

    Consolidated Statements of Operations for the fiscal years ended July 30, 1994, July 31, 1993 and August 1, 1992.

    Consolidated Statements of Cash Flows for the fiscal years ended July 30, 1994, July 31, 1993 and August 1, 1992.

     Consolidated Statements of Common Shareholders' Equity for the fiscal years ended July 30, 1994, July 31, 1993 and August 1, 1992.

    Notes to Consolidated Financial Statements.

Independent Auditors' Report.

14(a)(2)  Consolidated Financial Statement Schedules

The documents and schedules listed below are filed as part of this Form 10-K:

                                                          Page in
                                                          Form 10-K

Independent Auditors' Report on Consolidated Financial
  Statement Schedules                                          F-1
Schedule II   - Accounts Receivable from Related Parties and
                Underwriters, Promoters and Employees other
                than Related Parties                            F-2
Schedule V    - Property, Plant and Equipment                   F-3
Schedule VI   - Accumulated Depreciation and Amortization of
                Property, Plant and Equipment                   F-4
Schedule VIII - Valuation and Qualifying Accounts and Reserves  F-5
Schedule IX   - Short-Term Borrowings                           F-6
Schedule X    - Supplementary Income Statement Information      F-7

     All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or are not applicable.

  14(a)(3)  Exhibits

     The exhibits filed as part of this Annual Report are listed in the Exhibit Index immediately preceding the exhibits. The Registrant has identified with an asterisk in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Form 10-K in response to Item 14(c) of Form 10-K.

 14(b)   Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended July 30, 1994.



                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE NEIMAN MARCUS GROUP, INC.



                                      BY:  s/Robert J. Tarr, Jr.
                                           Robert J. Tarr, Jr., President,
                                           Chief Executive Officer and
                                           Chief Operating Officer
Dated:  October  26, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature                        Title                       Date

Principal Executive
Officer:


 s/Robert J. Tarr, Jr.      President, Chief Executive     October 26, 1994
    Robert J. Tarr, Jr.     Officer, Chief Operating
                            Officer and Director

Principal Financial
Officer:


 s/John R. Cook             Senior Vice President and      October 26, 1994
    John R. Cook            Chief Financial Officer

Principal Accounting
Officer:


 s/Stephen C. Richards      Vice President and Controller  October 26, 1994
    Stephen C. Richards





     Directors:                                            Date



 s/Richard A. Smith                                        October 24, 1994
    Richard A. Smith



 s/Gary L. Countryman                                      October 27, 1994
    Gary L. Countryman



 s/Matina S. Horner                                        October 21, 1994
    Matina S. Horner



 s/Walter J. Salmon                                        October 21, 1994
    Walter J. Salmon



 s/Jean Head Sisco                                         October 13, 1994
    Jean Head Sisco


                             INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Neiman Marcus Group, Inc. and Subsidiaries

We have audited the consolidated financial statements of The Neiman Marcus Group, Inc. and subsidiaries as of July 30, 1994 and July 31, 1993, and for each of the three years in the peirod ended July 30, 1994, and have issued our report thereon dated September 19, 1994; such financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of The Neiman Marcus Group, Inc. and subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Boston, Massachusetts
September 19, 1994


                                                                 SCHEDULE II


                            THE NEIMAN MARCUS GROUP, INC.

             ACCOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                 PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                           THREE YEARS ENDED JULY 30, 1994
                            (Dollar amounts in thousands)


Column A                    Column B       Column C            Column D                 Column E

                            Balance at                        Deductions          Balance at end of period
                            beginning                    Amounts     Amounts
Name of Debtor              of period       Additions   collected   written off   Current      Not current

Year ended July 30, 1994


Bernard Zeichner (A)            $37             $0           $37          $0            $0         $0
Burton Tansky (B)                 0            240             0           0           240          0

     Total                      $37           $240           $37          $0          $240         $0


Year ended July 31, 1993

Bernard Zeichner (A)             $0           $101           $64          $0          $37          $0



Year ended August 1, 1992        $0             $0            $0          $0           $0          $0



(A) Loan represents notes receivable under The Neiman Marcus Group, Inc. Key Executive Stock Purchase Loan Plan. Interest payable quarterly at 6% per annum; the balance was paid in full on August 31, 1993.


(B) Loan represents an interest free bridge loan secured by a mortgage. The loan was paid in full during August, 1994.





                                                                    SCHEDULE V


                          THE NEIMAN MARCUS GROUP, INC.

                          PROPERTY, PLANT AND EQUIPMENT

          YEARS ENDED JULY 30, 1994, JULY 31, 1993 AND AUGUST 1, 1992
                         (Dollar amounts in thousands)


         COLUMN A                     COLUMN B       COLUMN C       COLUMN D       COLUMN E       COLUMN F

                                     Balance at                                                  Balance at
                                     beginning                     Retirements      Other           end
      Classification                 of period      Additions      or sales (A)   changes (B)    of period

YEAR ENDED JULY 30, 1994
  Land, buildings and improvements   $383,760         $8,722       ($18,290)        $5,064       $379,256
  Fixtures and equipment              220,733         23,012        (36,204)         3,162        210,703
  Construction in progress             25,343         33,339              0         (8,226)        50,456

    Total                            $629,836        $65,073       ($54,494)            $0       $640,415



YEAR ENDED JULY 31, 1993
  Land, buildings and improvements   $366,468         $6,596       ($12,060)       $22,756       $383,760
  Fixtures and equipment              263,735          3,849        (86,211)        39,360        220,733
  Construction in progress             41,579         45,880              0        (62,116)        25,343

    Total                            $671,782        $56,325       ($98,271)            $0       $629,836



YEAR ENDED AUGUST 1, 1992
  Land, buildings and improvements   $338,229         $9,249       ($13,381)       $32,371       $366,468
  Fixtures and equipment              300,202          5,524        (86,564)        44,573        263,735
  Construction in progress             56,481         62,042              0        (76,944)        41,579

    Total                            $694,912        $76,815       ($99,945)            $0       $671,782


(A) Represents primarily fully depreciated assets and write-downs associated with the Contempo Causals restructuring in 1994.

(B)  Represents asset reclassifications.



Estimated useful lives used by the Company at July 30, 1994 for computing depreciation
(straight-line method) are as follows:

Classification                                  Years

Buildings and improvements                     15 - 30
Fixtures and equipment                          3 - 15
Leasehold improvements                        Lesser of the estimated
                                              useful life of the asset
                                              or the lease term.


                                                                  SCHEDULE VI

                       THE NEIMAN MARCUS GROUP, INC.

              ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                       PROPERTY, PLANT AND EQUIPMENT

       YEARS ENDED JULY 30, 1994, JULY 31, 1993 AND AUGUST 1, 1992
                      (Dollar amounts in thousands)


         COLUMN A               COLUMN B       COLUMN C       COLUMN D       COLUMN E       COLUMN F

                               Balance at                                                  Balance at
                               beginning                     Retirements      Other          end
      Classification           of period      Additions      or sales (A)    changes       of period

YEAR ENDED JULY 30, 1994
  Buildings and improvements    $121,874        $18,638        ($8,062)            $0       $132,450
  Fixtures and equipment          91,443         37,947        (32,338)             0         97,052

    Total                       $213,317        $56,585       ($40,400)            $0       $229,502



YEAR ENDED JULY 31, 1993
  Buildings and improvements    $110,111        $19,609        ($7,846)            $0       $121,874
  Fixtures and equipment         139,428         35,368        (83,353)             0         91,443

    Total                       $249,539        $54,977       ($91,199)            $0       $213,317



YEAR ENDED AUGUST 1, 1992
  Buildings and improvements    $ 95,714        $17,977        ($3,580)            $0       $110,111
  Fixtures and equipment         200,222         32,690        (93,484)             0        139,428

    Total                       $295,936        $50,667       ($97,064)            $0       $249,539



(A)  Represents primarily fully depreciated assets.



                                                                 SCHEDULE VIII

                                                  THE NEIMAN MARCUS GROUP, INC.
                                      VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                               YEARS ENDED JULY 30, 1994, JULY 31, 1993 AND AUGUST 1, 1992
                                               (Dollar amounts in thousands)


    Column A                                Column B                 Column C               Column D        Column E

                                            Balance at       Charged to    Charged to                        Balance at
                                            beginning        costs and     other                             end of
    Description                             of period        expenses      accounts       Deductions (A)     period

    YEAR ENDED JULY 30, 1994
    Allowance for doubtful accounts
    (deducted from accounts receivable)         $9,500        $24,716          $0            $20,516         $13,700

    YEAR ENDED JULY 31, 1993
    Allowance for doubtful accounts
    (deducted from accounts receivable)         $3,592         $21,794         $0            $15,886        $ 9,500

    YEAR ENDED AUGUST 1, 1992
    Allowance for doubtful accounts
    (deducted from accounts receivable)         $3,290         $13,206         $0            $12,904        $ 3,592





    (A)  Write-off of uncollectible accounts net of recoveries.


                                                               SCHEDULE IX



                         THE NEIMAN MARCUS GROUP, INC.
                             SHORT-TERM BORROWINGS

          YEARS ENDED JULY 30, 1994, JULY 31, 1993 AND AUGUST 1, 1992
                       (Dollar amounts in thousands)


COLUMN A                     COLUMN B       COLUMN C    COLUMN D      COLUMN E      COLUMN F

                                                        Maximum        Average      Weighted
                                            Weighted    amount         amount       average
                             Balance at     average     outstanding    outstanding  interest Rate
Category of Aggregate        end of         interest    during the     during the   during the
Short-term Borrowings        period         rate        period (B)     period (B)   period (C)

YEAR ENDED JULY 30, 1994


Payable to banks (A)         $109,333        4.98%      $119,633         $55,808      4.39%


YEAR ENDED JULY 31, 1993

Payable to banks (A)         $27,200         3.47%      $41,500          $11,500      3.38%


YEAR ENDED AUGUST 1, 1992

Payable to banks (A)              $0         0.00%      $74,000          $20,333      5.59%



(A)   Interest and principal are payable in full at the due date
      (see Note 4 to the Consolidated Financial Statements).


(B)   Based on amounts outstanding at month-end.

(C)   Based on daily averages.




                                                                    SCHEDULE X

                            THE NEIMAN MARCUS GROUP, INC.

                     SUPPLEMENTARY INCOME STATEMENT INFORMATION

             YEARS ENDED JULY 30, 1994, JULY 31, 1993 AND AUGUST 1, 1992
                   (Dollar amounts in thousands)



   COLUMN A                                          COLUMN B
                                           Charged to costs and expenses

                                   Year ended     Year ended     Year ended
                                   July 30,       July 31,       August 1,
        Item                       1994           1993           1992

   Advertising                     $26,489        $26,130        $17,334

   Taxes other than payroll
   and income                      $19,705        $21,134        $18,281






                                            F-7




                          EXHIBIT INDEX



                                                                    Page No.

3.1(a) Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company's Report on Form 10-K for the twenty-six week period ended August
         1, 1987.

 3.1(b) Certificate of Designation and Terms of 9-1/4% Cumulative Redeemable Preferred Stock, incorporated herein by reference to the Company's Report on Form 10-K for the fiscal year ended August 3, 1991.

 3.2 By-Laws of the Company, as amended, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 1, 1992.

*10.1    Intercompany Services Agreement, dated as of July 24,
         1987, between Harcourt General and the Company, incorporated herein by reference to the Company's Report on Form 10-K for the twenty-six week period ended August 1, 1987.

*10.2 1987 Stock Incentive Plan, incorporated herein by reference to the Company's Report on Form 10-K for the twenty-six week period ended August 1, 1987.

*10.3    Key Executive Stock Purchase Loan Plan, as amended.

*10.4 Supplemental Executive Retirement Plan, incorporated herein by reference to the Company's Report on Form 10-K for the fiscal year ended July 30, 1988.

*10.5    Employment Agreement between the Company and Burton M.
         Tansky dated May 1, 1994.

 10.6 Stock Purchase Agreement between the Company and Harcourt General, dated October 14, 1991 and effective as of August
         2, 1991, incorporated herein by reference to the Company's Report on Form 10-K for the fiscal year ended August 3, 1991.

*10.7    Description of the Company's Executive Life Insurance
         Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 1, 1992.

*10.8 Supplementary Executive Medical Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

*10.9    Termination Agreement between Bergdorf Goodman, Inc. and
         Stephen C. Elkin, effective September 1993, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

*10.10 Termination Agreement between the Company and Gerald Sampson, effective April 1, 1993.

*10.11   Termination Agreement between Bergdorf Goodman, Inc. and
         Dawn Mello, effective May 1994.

*10.12   Key Employee Deferred Compensation Plan, as amended.

*10.13   Deferred Compensation Agreement between the Company and
         Gary L. Countryman, dated August 27, 1987.

 11.1 Computation of Average Number of Shares Outstanding Used in Determining Primary and Fully-Diluted Earnings Per
         Share.

 13.1 1994 Annual Report to Stockholders (which is not deemed to be filed except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K).

  22.1   Subsidiaries of the Company.

  24.1   Consent of Deloitte & Touche LLP.

  27.1   Financial Data Schedule.

  28.1 Dividend Reinvestment and Common Stock Purchase Plan, incorporated herein by reference to the Company's
         Registration Statement on Form S-3 dated September 17,
         1990 (File No. 33-36419).

________________
*Exhibits filed pursuant to Item 14(c) of Form 10-K