Form 10-Q
period 1994-10-29
NEIMAN MARCUS GROUP INC
filed 1994-12-13
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




      For the Quarter Ended                     October 29, 1994


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


            YES   X           NO


As of December 5, 1994, there were outstanding 37,958,545 shares of the issuer's common stock, $.01 par value.


                         THE NEIMAN MARCUS GROUP, INC.

                                   I N D E X


Part I.     Financial Information                                    Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of
            October 29, 1994, July 30, 1994 and October 30, 1993           1

            Condensed Consolidated Statements of Operations for
            the Thirteen Weeks ended October 29, 1994 and
            October 30, l993                                               2

            Condensed Consolidated Statements of Cash Flows for
            the Thirteen Weeks Ended October 29, 1994 and
            October 30, l993                                               3

            Notes to Condensed Consolidated Financial Statements           4

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           5-6


Part II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K                               7


Signatures                                                                 8

Exhibit 11.1                                                               9

Exhibit 27.1                                                              10

                                     THE NEIMAN MARCUS GROUP, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

(In thousands)                           October 29,       July 30,    October 30,
                                                1994           1994           1993
Assets
Current assets:
  Cash and equivalents                   $   16,618     $   16,600     $   19,641
  Accounts receivable, net                  408,569        362,236        362,447
  Merchandise inventories                   429,846        345,145        449,495
  Deferred income taxes                      24,317         24,317         16,903
  Other current assets                       49,579         51,741         45,975

    Total current assets                    928,929        800,039        894,461

Property and equipment, net                 417,580        410,913        411,940

Intangibles and other assets                110,093        112,176        113,655

    Total assets                         $1,456,602     $1,323,128     $1,420,056

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities
    of long-term liabilities             $  198,209     $  116,619     $   71,598
  Accounts payable                          196,085        164,281        178,226
  Accrued liabilities                       163,290        153,625        159,929

    Total current liabilities               557,584        434,525        409,753

Long-term liabilities:
  Notes and debentures                      368,667        368,667        474,559
  Other long-term liabilities                74,171         74,982         65,694

    Total long-term liabilities             442,838        443,649        540,253


Deferred income taxes                        37,768         37,768         37,582

Redeemable preferred stocks                 403,963        403,470        402,000

Common stock                                    380            380            379
Additional paid-in capital                   82,346         82,254         82,236
Accumulated deficit                         (68,277)       (78,918)       (52,147)

    Total liabilities and shareholders'
      equity                             $1,456,602     $1,323,128     $1,420,056





            See Notes to Condensed Consolidated Financial Statements.

                                       THE NEIMAN MARCUS GROUP, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands except for                                      Thirteen Weeks Ended
per share data)                                           October 29,    October 30,
                                                                 1994           1993
Revenues                                                  $   519,669    $   507,634
Cost of goods sold including buying and
  occupancy costs                                             342,835        342,565
Selling, general and administrative expenses                  130,203        127,823
Corporate expenses                                              3,154          3,411

Operating earnings                                             43,477         33,835

Interest expense                                               (9,316)        (7,638)

Earnings before income taxes                                   34,161         26,197
Income taxes                                                   14,348         11,003

Net earnings                                                   19,813         15,194

Dividends and accretion on
  redeemable preferred stocks                                   7,270          7,270

Net earnings applicable to common
  shareholders                                            $    12,543    $     7,924

Weighted average number of common and common
  equivalent shares outstanding                                37,992         38,016

Amounts per share applicable to common shareholders:

  Net earnings                                            $       .33    $       .21

  Dividends paid                                          $       .05    $       .05













            See Notes to Condensed Consolidated Financial Statements.

                                     THE NEIMAN MARCUS GROUP, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)                                              Thirteen Weeks Ended
                                                          October 29,    October 30,
                                                                 l994           1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                            $    19,813    $    15,194
  Adjustments to reconcile net earnings
    to net cash used by operations:
      Depreciation and amortization                            14,887         15,707
      Other items, net                                            462            289
      Changes in assets and liabilities:
         Accounts receivable                                  (46,333)       (52,875)
         Merchandise inventories                              (84,701)       (86,928)
         Other current assets                                   2,162         (7,438)
         Accounts payable and accrued liabilities              41,469         18,274

Net cash used by operating activities                         (52,241)       (97,777)


CASH FLOWS USED BY INVESTING ACTIVITIES
  Capital expenditures                                        (20,541)       (10,066)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings, net                                81,500        116,200
  Repayment of debt                                              (115)          (266)
  Issuance of common stock                                         92             23
  Dividends paid                                               (8,677)        (8,677)

Net cash provided by financing activities                      72,800        107,280

CASH AND EQUIVALENTS
  Increase (decrease) during the period, net                       18           (563)
  Beginning balance                                            16,600         20,204
  Ending balance                                          $    16,618    $    19,641






            See Notes to Condensed Consolidated Financial Statements.

                         THE NEIMAN MARCUS GROUP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Basis of presentation

     The condensed consolidated financial statements of The Neiman Marcus Group, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form l0-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The retail industry is seasonal in nature, and the results of operations for these periods have historically not been indicative of the results for a full year.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   Merchandise inventories

     Inventories are stated at the lower of cost or market. Approximately eighty-six percent of the Company's inventories are valued using the retail method on the last-in, first-out (LIFO) basis. While the Company believes that the LIFO method provides a better matching of costs and revenues, some specialty retailers use the first-in, first-out (FIFO) method. Accordingly, the Company has provided the following data for comparative purposes.

     If the FIFO method of inventory valuation had been used to value all inventories, merchandise inventories would have been higher than reported by $27.7 million at October 29, 1994, $24.6 million at July 30, 1994 and $24.8 million at October 30, 1993. The FIFO valuation method would have increased net earnings by $1.8 million during the thirteen weeks ended October 29, 1994 and $1.5 million during the thirteen weeks ended October 30, 1993.

3.   Debt and credit agreements

     The Company has a revolving credit agreement with nine banks pursuant to which the Company may borrow up to $300.0 million, of which $100.0 million expires during fiscal 1995, $175.0 million expires during fiscal 1996 and $25.0 million may be terminated on not less than three years' notice. Borrowings under this agreement were $295.0 million at October 29, 1994, July 30, 1994 and October 30, 1993.

     The Company also has credit agreements with six banks, pursuant to which the Company may borrow up to $25.0 million from each bank, and uncommitted credit lines totaling $81.9 million. The six $25.0 million credit agreements expire on March 31, 1995. At October 29, 1994, borrowings under the credit agreements and the uncommitted credit lines were $75.6 million and $16.9 million, respectively. At July 30, 1994, borrowings under the credit agreements were $11.0 million and there were no borrowings under the uncommitted lines.

     At October 30, 1993, the Company had credit agreements with four banks, pursuant to which the Company could borrow up to $25.0 million from each bank, and uncommitted credit lines totaling $55.0 million. At October 30, 1993, borrowings under the credit agreements and uncommitted credit lines were $38.4 million and $15.0 million, respectively.

                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

      Results of Operations for the Thirteen Weeks Ended October 29, l994
            Compared with the Thirteen Weeks Ended October 30, 1993


Revenues in the thirteen weeks ended October 29, 1994 increased 2.4% over revenues in the thirteen weeks ended October 30, 1993. Higher revenues at Neiman Marcus and Bergdorf Goodman were partially offset by lower revenues at Contempo Casuals. The decrease in revenues at Contempo Casuals was primarily due to the closing of 40 under-performing Contempo Casuals retail stores and all of the Pastille retail stores in the fourth quarter of fiscal 1994.

Cost of goods sold, including buying and occupancy costs, remained essentially unchanged at approximately $343 million compared to the same period last year. As a percentage of revenues, cost of goods sold, including buying and occupancy costs, was 66.0% during the first quarter of fiscal 1995 compared to 67.5% in the first quarter of fiscal 1994. The improvement is principally attributable to increased revenues, decreased markdowns and reduced occupancy costs as a result of the Contempo Casuals and Pastille store closings in fiscal 1994.

Selling, general and administrative expense increased 1.9%, primarily as a result of increased selling and volume related costs. These increases were partially offset by higher finance charge income. As a percentage of revenues, these expenses decreased to 25.1%, compared to 25.2% during the first quarter of fiscal 1994. Higher finance charge income and lower store management expenses, partially offset by higher selling and credit costs, contributed to this reduction.

Interest expense increased 22.0% compared to the first quarter of fiscal 1994 due mainly to higher rates and also to higher outstanding balances on bank borrowings.

The Company's effective income tax rate will be 42% in fiscal 1995, unchanged from fiscal 1994.

During the first quarter of fiscal 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits." The effect of adopting this standard was not material to the Company's financial position or results of operations.

                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

       Changes in Financial Condition and Liquidity Since July 30, l994

During the first quarter of fiscal 1995, the Company financed its working capital needs, expenditures for store renovations and dividend requirements primarily with cash from short-term borrowings. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Condensed Consolidated Statements of Cash Flows.

Operating activities - Net cash used in operating activities was $52.2 million during the first quarter of fiscal 1995, compared with $97.8 million during the same period last year. The net cash outflow was used to fund working capital requirements, primarily increases in accounts receivable ($46.3 million) and merchandise inventories ($84.7 million) and was partially offset by increases in accounts payable and accrued liabilities ($41.5 million). The increase in accounts receivable was primarily due to the increase in revenues during the period. The seasonal increase in inventories, and the increase in revenues during the period accounted for the changes in working capital.

Investing activities - Capital expenditures were $20.5 million during the first quarter of fiscal 1995 as compared to $10.1 million during the same period last year. The Company's investing activities consist principally of capital expenditures for new stores and existing store renovations. The Company's expansion plans include the opening of three new Neiman Marcus stores by the end of the 1996 calendar year. The Company is also planning the renovation of three Neiman Marcus stores during fiscal 1995. Capital expenditures are expected to approximate $100.0 million during fiscal 1995.

Financing activities - The Company increased its borrowings by $81.5 million since July 30, 1994. At October 29, 1994, the Company had approximately $62.5 million available under its committed credit facilities, $250.0 million of which expires in March 1995. The Company anticipates that it will be able to secure additional or new financing to supplement and replace existing credit arrangements. The Company believes its current and future debt capacity will be sufficient to fund its planned capital growth as well as operating and dividend requirements.

The Company paid aggregate quarterly dividends on its Common and Preferred Stocks of $8.7 million during the first quarters of both fiscal 1995 and 1994.

                                    PART II

Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits.

          11.1 Computation of average number of shares outstanding used in determining primary and fully diluted earnings per share.

          27.1  Financial data schedule.

          (b)   Reports on Form 8-K.

                The Company did not file any reports on Form 8-K during the quarter ended October 29, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         THE NEIMAN MARCUS GROUP, INC.


        Signature                      Title                         Date



        Principal Financial     Senior Vice President and     December 12, 1994
        Officer:                Chief Financial Officer


        s/John R. Cook
        John R. Cook




        Principal Accounting    Vice President and            December 12, 1994
        Officer:                Controller



        s/Stephen C. Richards
        Stephen C. Richards