Form 10-Q
period 1995-01-28
NEIMAN MARCUS GROUP INC
filed 1995-03-13
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




      For the Quarter Ended                   January 28, 1995

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


            YES   X           NO






As of March 6, 1995, there were outstanding 37,959,012 shares of the issuer's common stock, $.01 par value.

                         THE NEIMAN MARCUS GROUP, INC.



                                   I N D E X




        Part I.     Financial Information                           Page Number

           Item 1.  Condensed Consolidated Balance Sheets as of
                      January 28, l995, July 30, l994 and January
                      29, 1994                                           1

                    Condensed Consolidated Statements of Earnings
                      for the Twenty-Six and Thirteen Weeks ended
                      January 28, l995 and January 29, l994              2

                    Condensed Consolidated Statements of Cash Flows
                      for the Twenty-Six Weeks ended January 28, l995
                      and January 29, l994                               3

                    Notes to Condensed Consolidated Financial
                      Statements                                        4-5

           Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operatio       6-8




        Part II.    Other Information

           Item 4.  Submission of Matters to a Vote of Security
                      Holders                                            9

           Item 6.  Exhibits and Reports on Form 8-K                     9


        Signatures                                                      10



        Exhibit 11.1                                                    11


        Exhibit 27.1                                                    12

                                     THE NEIMAN MARCUS GROUP, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

                                        January 28,        July 30,    January 29,
(In thousands)                                 1995            1994          1994
Assets
Current assets:
  Cash and equivalents                  $    24,681     $   16,600    $    18,598
  Accounts receivable, net                  448,935        362,236        394,661
  Merchandise inventories                   314,679        345,145        323,051
  Deferred income taxes                      24,317         24,317         16,903
  Other current assets                       48,994         51,741         43,074
    Total current assets                    861,606        800,039        796,287

Property and equipment, net                 424,306        410,913        413,410

Intangibles and other assets                109,025        112,176        112,374

    Total assets                        $ 1,394,937     $1,323,128    $ 1,322,071


Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities
    of long-term liabilities            $   159,815     $  116,619    $    58,535
  Accounts payable                          161,560        164,281        145,370
  Accrued liabilities                       167,213        153,625        154,048
    Total current liabilities               488,588        434,525        357,953

Long-term liabilities:
  Notes and debentures                      358,667        368,667        407,000
  Other long-term liabilities                73,659         74,982         74,096
    Total long-term liabilities             432,326        443,649        481,096


Deferred income taxes                        37,768         37,768         37,582

Redeemable preferred stocks                 404,456        403,470        402,490

Common stock                                    380            380            380
Additional paid-in capital                   82,346         82,254         82,355
Accumulated deficit                         (50,927)       (78,918)       (39,785)

    Total liabilities and shareholders'
      equity                            $ 1,394,937     $1,323,128    $ 1,322,071








        See Notes to Condensed Consolidated Financial Statements.

                                     THE NEIMAN MARCUS GROUP, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)
(Caption>

        (In thousands except for           Twenty-Six Weeks Ended         Thirteen Weeks Ended
         per share amounts)              January 28,    January 29,     January 28,    January 29,
                                             1995           1994            1995           1994
        Revenues                         $ 1,178,263    $ 1,158,324     $   658,594     $  650,690

        Cost of goods sold including
          buying and occupancy costs         799,251        801,478         456,416        458,913
        Selling, general and
          administrative expenses            273,451        271,247         143,248        143,424
        Corporate expenses                     6,185          6,608           3,031          3,197

        Operating earnings                    99,376         78,991          55,899         45,156
        Interest expense                     (19,506)       (15,689)        (10,190)        (8,051)

        Earnings before income taxes          79,870         63,302          45,709         37,105
        Income taxes                          33,545         26,587          19,197         15,584

        Net earnings                          46,325         36,715          26,512         21,521

        Dividends and accretion on
          redeemable preferred stocks         14,546         14,540           7,276          7,270

        Net earnings applicable
         to common shareholders          $    31,779    $    22,175     $    19,236     $   14,251

        Weighted average number of
          common and common equiva-
          lent shares outstanding             37,991         38,061          37,989         38,105

        Amounts per common share:
          Net earnings                   $       .84    $       .58     $       .51     $      .37

          Dividends                      $       .10    $       .10     $       .05     $      .05

















        See Notes to Condensed Consolidated Financial Statements.

                                       THE NEIMAN MARCUS GROUP, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

        (In thousands)                                              Twenty-Six Weeks Ended
                                                                  January 28,    January 29,
                                                                         1995           1994
       CASH FLOWS FROM OPERATING ACTIVITIES
          Net earnings                                            $    46,325    $    36,715
          Adjustments to reconcile net earnings
            to net cash provided (used) by operations:
              Depreciation and amortization                            29,996         31,459
              Other items, net                                            445          1,287
              Changes in assets and liabilities:
                 Accounts receivable                                  (86,699)       (85,088)
                 Merchandise inventories                               30,466         39,516
                 Other current assets                                   2,747         (4,537)
                 Accounts payable and accrued liabilities              10,867        (20,462)


        Net cash provided (used) by operating activities               34,147         (1,110)


        CASH FLOWS USED BY INVESTING ACTIVITIES
          Capital expenditures                                        (41,109)       (26,074)


        CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from borrowings, net                                43,000         43,410
          Repayment of debt                                           (10,701)          (636)
          Issuance of common stock                                         92            150
          Dividends paid                                              (17,348)       (17,346)

        Net cash provided by financing activities                      15,043         25,578


        CASH AND EQUIVALENTS
          Increase (decrease) during the period                         8,081         (1,606)
          Beginning balance                                            16,600         20,204
          Ending balance                                          $    24,681    $    18,598















        See Notes to Condensed Consolidated Financial Statements.

                         THE NEIMAN MARCUS GROUP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Basis of presentation

    The condensed consolidated financial statements of The Neiman Marcus Group, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form l0-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The retail industry is seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for a full year.

    Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  Merchandise inventories

    Inventories are stated at the lower of cost or market. Approximately eighty-seven percent of the Company's inventories are valued using the retail method on the last-in-first-out (LIFO) basis. While the Company believes that the LIFO method provides a better matching of costs and revenues, some specialty retailers use the first-in-first-out (FIFO) method and, accordingly, the Company has provided the following data for comparative purposes.

    If the FIFO method of inventory valuation had been used to value all inventories, merchandise inventories would have been higher than reported by $30.9 million at January 28, 1995, $24.6 million at July 30, l994 and $27.5 million at January 29, l994. The FIFO valuation method would have increased net earnings by $3.6 million during the twenty-six weeks ended January 28, 1995 and $3.0 million during the twenty-six weeks ended January 29, 1994.

3.  Debt and credit agreements

    The Company has a revolving credit agreement with nine banks pursuant to which the Company may borrow up to $300.0 million, of which $100.0 million expires on March 31, 1995, $175.0 million expires during fiscal 1996 and $25.0 million may be terminated on not less than three years' notice. Borrowings under this agreement were $280.0 million at January 28, 1995, $295.0 million at July 30, 1994 and $235.0 million at January 29, 1994.

    The Company also has credit agreements with six banks, pursuant to which the Company may borrow up to $25.0 million from each bank, and uncommitted credit lines totaling $100.0 million. The six $25.0 million credit agreements expire on March 31, 1995. At January 28, 1995, borrowings under these credit agreements and the uncommitted credit lines were $24.0 million and $35.0 million, respectively. At July 30, 1994, borrowings under these credit agreements were $11.0 million, and there were no borrowings under the uncommitted lines.

                         THE NEIMAN MARCUS GROUP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



4.  Securitization of credit card receivables

    On or about March 15, 1995, the Company expects to sell all of its Neiman Marcus credit card receivables through a subsidiary to a trust in exchange for certificates representing undivided interests in such receivables. Certificates representing an undivided interest in $246.0 million of these receivables will be sold to third parties in a public offering of $225.0 million 7.60% Class A certificates and $21.0 million 7.75% Class B certificates. The Company anticipates using the proceeds from this offering to pay down existing debt. The Company's subsidiary will retain the remaining undivided interest in the receivables not represented by the Class A and Class B certificates. A portion of that interest will be subordinated to the Class A and Class B certificates. The Company will continue to service all receivables for the trust.

5.  Interest rate lock agreements

    In anticipation of the $246.0 million securitization of its credit card receivables, the Company entered into several forward interest rate lock agreements. The agreements allowed the Company to establish a weighted average effective rate of approximately 8.0% on the certificates to be issued as part of the securitization. In March 1995, the Company paid $5.4 million to settle all of its interest rate lock agreements.

                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Results of Operations for the Twenty-six Weeks Ended January 28, l995
           Compared with the Twenty-six Weeks Ended January 29, l994


Revenues in the twenty-six weeks ended January 28, 1995 increased $19.9 million or 1.7% over revenues in the twenty-six weeks ended January 29, l994. Higher revenues at the Neiman Marcus Division and Bergdorf Goodman were partially offset by lower revenues at Contempo Casuals. Comparable store sales increased 9.3% at Neiman Marcus stores and 4.8% at Bergdorf Goodman over the previous year. Lower revenues at Contempo Casuals resulted primarily from the closing of 40 Contempo Casuals retail stores and all of the Pastille retail stores as part of a restructuring in fiscal 1994. A decline in comparable store sales also contributed to the decrease in revenues at Contempo Casuals.

Cost of goods sold was essentially unchanged at $799.3 million on slightly higher revenues as compared to the previous year. As a percentage of revenues, cost of goods sold was 67.8% in l995 compared to 69.2% in l994. The improvement was principally due to lower buying and occupancy costs at Bergdorf Goodman and lower markdowns at Contempo Casuals.

Selling, general and administrative expenses decreased $2.2 million primarily due to higher finance charge income partially offset by higher sales and promotion costs at the Neiman Marcus Division.

Interest expense increased $3.8 million in the 1995 period due to higher interest rates and higher outstanding balances on bank borrowings.

The Company's effective income tax rate is estimated to be 42% in fiscal 1995, unchanged from fiscal 1994.


      Results of Operations for the Thirteen Weeks Ended January 28, l995
            Compared with the Thirteen Weeks Ended January 29, 1994

Revenues in the thirteen weeks ended January 28, 1995 increased $7.9 million or 1.2% over revenues in the thirteen weeks ended January 29, 1994. Higher revenues at the Neiman Marcus Division and Bergdorf Goodman were partially offset by lower revenues at Contempo Casuals.

Cost of  goods sold was  $456.4 million  on slightly higher  revenues in  1995
compared to  $458.9 million  in 1994.   As a percentage  of revenues,  cost of
goods sold was 69.3% in 1995 and 70.5% in 1994.

Selling, general and administrative expenses were essentially unchanged at $143.2 million in 1995 compared to 1994. Slightly higher finance charge income and lower selling costs at Contempo were offset by higher selling and promotion costs at the Neiman Marcus Division.

Interest expense increased $2.1 million from the 1994 period reflecting higher interest rates and higher outstanding balances on bank borrowings.

                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                        Liquidity and Capital Resources


During the first six months of fiscal 1995, the Company financed its working capital needs, expenditures for store renovations and dividend requirements primarily with cash provided by operations and short-term borrowings. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's condensed consolidated statement of cash flows.

Operating activities - Net cash provided by operating activities was $34.1 million during the twenty-six weeks ended January 28, l995. Net earnings for the six month period were $46.3 million, depreciation and amortization was
$30.0 million and items affecting working capital used $42.7 million. The primary items affecting working capital were an increase in accounts receivable ($86.7 million) partially offset by an increase in accounts payable and accrued liabilities ($10.9 million) and a decrease in merchandise inventories ($30.5 million). The increase in accounts receivable was due to the seasonal increase in revenues.

Investing activities - The Company's investing activities consisted principally of capital expenditures for the remodeling of existing stores and the construction of new stores. Capital expenditures relating to these activities were $41.1 million during the twenty-six weeks ended January 28, l995. The Company's store renovation and expansion plans include the opening of three new Neiman Marcus stores by the end of calendar 1996 and the renovation of three existing Neiman Marcus stores during fiscal 1995. Capital expenditures are expected to approximate $100.0 million during the current fiscal year.

Financing activities - The Company increased its net borrowings by $33.0 million since July 30, 1994. These borrowings were used to partially fund expenditures for store renovations, the construction of three new stores, the expansion of the mail order facility, and dividend requirements. The Company paid aggregate quarterly dividends on its common and preferred stocks of $17.3 million during the twenty-six weeks ended January 28, l995. The Company has decided to eliminate its quarterly cash dividend on common stock beginning in the third quarter of fiscal 1995. Elimination of this dividend will conserve approximately $7.6 million of cash annually.

On or about March 15, 1995, the Company expects to sell all of its Neiman Marcus credit card receivables through a subsidiary to a trust in exchange for certificates representing undivided interests in such receivables. Certificates representing an undivided interest in $246.0 million of these receivables will be sold to third parties in a public offering of $225.0 million 7.60% Class A certificates and $21.0 million 7.75% Class B certificates. The Company anticipates using the proceeds from this offering to pay down existing debt. The Company's subsidiary will retain the remaining undivided interest in the receivables not represented by the Class A and Class B certificates. A portion of that interest will be subordinated to the Class A and Class B certificates. The Company will continue to service all receivables for the trust.

In anticipation of the $246.0 million securitization of its credit card receivables, the Company entered into several forward interest rate lock agreements. The agreements allowed the Company to establish a weighted average effective rate of approximately 8.0% on the certificates to be issued as part of the securitization. In March 1995, the Company paid $5.4 million to settle all of its interest rate lock agreements.




                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                        Liquidity and Capital Resources


At January 28, l995, the Company had $146.0 million available under its committed credit facilities, $250.0 million of which expires at the end of March 1995. The Company expects to replace its existing committed credit facilities with a five year $500.0 million revolving credit facility in April 1995. The Company believes that internally generated funds along with the securitization and the anticipated new revolving credit agreement will be sufficient to fund its planned capital growth as well as operating and preferred dividend requirements.

                                    PART II

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Stockholders was held on January 20, l995. The following matters were voted upon at the meeting:

                  1. Election of Richard A. Smith as a Class I Director for a term of three years.

                        For         42,882,070
                        Withheld       181,576

                        Election of Robert J. Tarr, Jr. as a Class I Director for a term of three years.

                        For         42,887,493
                        Withheld       176,153

                  2. Ratification of the appointment by the Board of Directors of Deloitte & Touche LLP as the Company's independent auditors for the 1995 fiscal year.

                        For         42,967,491
                        Against         42,946
                        Abstain         53,209

                  3. Stockholder proposal to elect all directors of the Company annually.

                        For          6,431,543
                        Against     35,162,027
                        Abstain        168,557
                        Non-voting   1,301,519


        Item 6.   Exhibits and Reports on Form 8-K.

                  (a)   Exhibits.

                  11.1 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

                  27.1  Financial data schedule.

                  (b)   Reports on Form 8-K.

                        The Company did not file any reports on Form 8-K during the quarter ended January 28, l995.

                                              SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     THE NEIMAN MARCUS GROUP, INC.


         Signature                      Title                         Date





        Principal Financial      Senior Vice President and       March 13, l995
        Officer:                 Chief Financial Officer



        /s/ John R. Cook
        John R. Cook




        Principal Accounting     Vice President and Controller   March 13, l995
        Officer:



        /s/ Stephen C. Richards
        Stephen C. Richards