Form 10-Q
period 1995-04-30
NEIMAN MARCUS GROUP INC
filed 1995-06-12
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended                      April 29, l995

      Commission File Number                        1-9659

                          THE NEIMAN MARCUS GROUP, INC.
            (Exact name of registrant as specified in its charter)



                 Delaware                                     95-4119509
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification No.)



      27 Boylston Street, Chestnut Hill, M                          02167
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


            YES   X           NO




As of June 8, 1995, there were outstanding 37,959,522 shares of the issuer's common stock, $.01 par value.


                         THE NEIMAN MARCUS GROUP, INC.



                                   I N D E X




Part I.     Financial Information                                 Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of April 29,
              1995, July 30, l994 and April 30, 1994                       1

            Condensed Consolidated Statements of Operations for the
              Thirty-Nine and Thirteen Weeks Ended April 29, 1995 and
              April 30, 1994                                               2

            Condensed Consolidated Statements of Cash Flows for the
              Thirty-Nine Weeks Ended April 29, 1995 and April 30, 1994    3

            Notes to Condensed Consolidated Financial Statements           4-5

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    6-7




Part II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K                               8



Signatures                                                                 9



Exhibit 11.1                                                               10



Exhibit 27.1                                                               11

                                     THE NEIMAN MARCUS GROUP, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

                                          April 29,        July 30,    April 30,
(In thousands)                                 1995            1994        1994

Assets
Current assets:
  Cash and equivalents                   $   16,916     $   16,600    $   16,393
  Accounts receivable, net                  174,690        362,236       376,572
  Merchandise inventories                   379,727        345,145       378,671
  Deferred income taxes                      24,317         24,317        16,903
  Other current assets                       44,208         51,741        41,806

    Total current assets                    639,858        800,039       830,345

Property and equipment, net                 431,914        410,913       418,154

Intangibles and other assets                114,252        112,176       112,147


    Total assets                         $1,186,024     $1,323,128   $ 1,360,646

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities
    of long-term liabilities              $  10,306     $  116,619    $  132,935
  Accounts payable                          173,977        164,281       152,654
  Accrued liabilities                       184,013        153,625       182,591

    Total current liabilities               368,296        434,525       468,180

Long-term liabilities:

  Notes and debentures                      277,000        368,667       362,000
  Other long-term liabilities                73,816         74,982        74,887

    Total long-term liabilities             350,816        443,649       436,887


Deferred income taxes                        37,768         37,768        37,582

Redeemable preferred stocks                 404,949        403,470       402,980

Common stock                                    380            380           380
Additional paid-in capital                   82,359         82,254        82,407
Accumulated deficit                         (58,544)       (78,918)      (67,770)

    Total liabilities and shareholders'
      equity                             $1,186,024     $1,323,128    $1,360,646




            See Notes to Condensed Consolidated Financial Statements.


                                     THE NEIMAN MARCUS GROUP, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

        (In thousands except for             Thirty-Nine Weeks Ended       Thirteen Weeks Ended
         per share amounts)                  April 29,      April 30,      April 29,     April 30,
                                                  1995           1994           1995          1994

        Revenues                           $1,467,604     $1,387,397     $  415,746      $ 399,729
        Cost of goods sold including
          buying and occupancy costs          983,188        926,299        280,492        267,543
        Selling, general and
          administrative expenses             348,298        324,439        105,036         98,331
        Corporate expenses                      8,948          9,597          2,951          3,177

        Operating earnings                    127,170        127,062         27,267         30,678

        Interest expense                      (27,658)       (23,589)        (8,152)        (7,900)

        Earnings before income taxes           99,512        103,473         19,115         22,778

        Income tax expense                    (41,795)       (43,459)        (8,029)        (9,567)

        Earnings from continuing operations    57,717         60,014         11,086         13,211

        Discontinued operations, net of tax:
          Loss from operations                 (1,854)       (42,107)        (1,548)       (32,019)
          Loss on disposal, including a
            provision of $2,018 for
            operating losses through
            estimated closing date             (9,873)            -          (9,873)            -

        Loss from discontinued operations     (11,727)       (42,107)       (11,421)       (32,019)

        Net earnings (loss)                    45,990         17,907           (335)       (18,808)

        Dividends and accretion
          on preferred stocks                  21,819         21,810          7,273          7,270

        Net earnings (loss) applicable
          to common shareholders           $   24,171    ($    3,903)   ($    7,608)    ($  26,078)

        Weighted average number of
          common and common equiva-
          lent shares outstanding              37,991         37,943         37,959         37,956

        Amounts per common share:
          Earnings from continuing
            operations                     $      .95     $     1.01     $      .10      $     .15
          Loss from discontinued
            operations, net                      (.31)         (1.11)          (.30)          (.84)
          Net earnings (loss)              $      .64    ($      .10)   ($      .20)    ($     .69)

          Dividends                        $      .10     $      .15     $       -       $     .05

            See Notes to Condensed Consolidated Financial Statements.


                                     THE NEIMAN MARCUS GROUP, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


(In thousands)                                          Thirty-Nine Weeks Ended
                                                       April 29,       April 30,
                                                            1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                         $  45,990       $  17,907
  Adjustments to reconcile net earnings
    to net cash provided (used) by operating activities:
      Depreciation and amortization                       43,495          47,370
      Other items, net                                    (5,130)          1,046
      Changes in assets and liabilities:
         Accounts receivable                             (58,419)        (67,000)
         Merchandise inventories                         (34,582)        (16,104)
         Other current assets                              7,533          (3,269)
         Accounts payable and accrued liabilities         40,083          15,364

Net cash provided (used) by operating activities          38,970          (4,686)


CASH FLOWS USED BY INVESTING ACTIVITIES
  Capital expenditures                                   (61,292)        (45,587)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings, net                           47,665          73,300
  Repayment of debt                                     (246,961)         (1,007)
  Proceeds from receivables securitization               245,965              -
  Issuance of common stock                                   105             202
  Dividends paid                                         (24,136)        (26,033)

Net cash provided by financing activities                 22,638          46,462


CASH AND EQUIVALENTS
  Increase (decrease) during the period                      316          (3,811)
  Beginning balance                                       16,600          20,204

  Ending balance                                       $  16,916        $ 16,393














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

2.  Merchandise Inventories

    Inventories are stated at the lower of cost or market. Approximately eighty-nine percent of the Company's inventories are valued using the retail method on the last-in, first-out (LIFO) basis. While the Company believes that the LIFO method provides a better matching of costs and revenues, some specialty retailers use the first-in, first-out (FIFO) method and, accordingly, the Company has provided the following data for comparative purposes.

    If the FIFO method of inventory valuation had been used to value all inventories, merchandise inventories would have been higher than reported by $33.0 million at April 29,1995, by $24.6 million at July 30, l994 and by $30.1 million at April 30, 1994. The FIFO valuation method would have increased net earnings by $4.9 million during the thirty-nine weeks ended April 29, 1995 and by $4.6 million during the thirty-nine weeks ended April 30, 1994.

3.  Debt and Credit Agreements

    On April 7, 1995, the Company replaced its $300 million revolving credit facility and its six $25 million revolving credit facilities with a five year, $500 million facility. The Company may terminate this agreement at any time on three business days' notice. The rate of interest payable (6.5% at April 29, 1995) varies according to one of four pricing options selected by the Company. At April 29, 1995, the Company had $105 million outstanding under this new agreement.

4.  Securitization of Credit Card Receivables

    On March 15, 1995, the Company sold all of its Neiman Marcus credit card receivables through a subsidiary to a trust in exchange for certificates representing undivided interests in such receivables. Certificates representing an undivided interest in $246.0 million of these receivables were sold to third parties in a public offering of $225.0 million 7.60%

    Class A certificates and $21.0 million 7.75% Class B certificates. The Company used the proceeds from this offering to pay down existing debt. The Company's subsidiary will retain the remaining undivided interest in the receivables not represented by the Class A and Class B certificates. A portion of that interest is subordinated to the Class A and Class B certificates. The Company will continue to service all receivables for the trust.


4.  Securitization of Credit Card Receivables (continued)

    In anticipation of the securitization, the Company entered into several forward interest rate lock agreements. The agreements allowed the Company to establish a weighted average effective rate of approximately 8.0% on the certificates issued as part of the securitization. On March 15, 1995, the Company paid $5.4 million to settle all of its interest rate lock agreements.

5.  Discontinued Operations

    Pursuant to a letter of intent dated March 31, 1995, the Company agreed to sell certain assets and liabilities of its Contempo Casuals subsidiary to The Wet Seal, Inc. ("Wet Seal") for $1.0 million of Wet Seal common stock and $100,000 in cash. The sale, which is subject to the completion of a definitive purchase and sale agreement and other closing conditions, is expected to close on or about June 30, 1995. The condensed consolidated financial statements have been restated to reflect Contempo Casuals as a discontinued operation.

    The losses from operations recorded in the thirteen and thirty-nine week periods ended April 29, 1995 are net of applicable income tax benefits of $1.1 million and $1.3 million, respectively. The loss on disposal for these periods includes a provision for operating losses through the estimated closing date of $2.0 million, net of $1.5 million of applicable income tax benefits. The remaining loss on disposal of $7.9 million is net of $5.6 million of applicable income tax benefits. Revenues related to the discontinued Contempo Casuals operations were $47.9 million and $174.3 million for the thirteen and the thirty-nine week periods ended April 29, 1995. The Company's balance sheet as of April 29, 1995, includes approximately $56.0 million of assets and $43.0 million of liabilities related to Contempo.

                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

In March 1995, the Company agreed to sell certain assets and liabilities of its Contempo Casuals subsidiary to The Wet Seal, Inc. The sale, which is subject to the completion of a definitive purchase and sale agreement and other closing conditions, is expected to close on or about June 30, 1995. The condensed consolidated financial statements have been restated to reflect Contempo Casuals as a discontinued operation.

     Results of Operations for the Thirty-Nine Weeks Ended April 29, l995
           Compared with the Thirty-Nine Weeks Ended April 30, 1994

Revenues in the thirty-nine weeks ended April 29, l995 increased 5.8% over revenues in the thirty-nine weeks ended April 30, 1994. Revenues increased $68.7 million at Neiman Marcus stores and $10.0 million at Bergdorf Goodman, while NM Direct revenues remained essentially flat compared to last year. Comparable store sales increased at both Neiman Marcus stores and Bergdorf Goodman.

Cost of goods sold, including buying and occupancy costs, increased 6.1% to $983.2 million during the thirty-nine week period ended April 29, 1995 primarily due to higher revenues. As a percentage of revenues, cost of goods sold was 67.0% in l995 versus 66.8% in l994.

Selling, general and administrative expenses increased 7.4% in the 1995 period, primarily because of increased selling and volume-related expenses partially offset by higher finance charge income.

Interest expense increased $4.1 million in 1995, primarily due to higher interest rates on bank borrowings partially offset by the reduction of bank debt as a result of the securitization of the Company's credit card receivables in April 1995.

The Company's effective income tax rate is estimated to be 42.0% in fiscal l995 which is unchanged from the fiscal l994 rate.


       Results of Operations for the Thirteen Weeks Ended April 29, l995
             Compared with the Thirteen Weeks ended April 30, l994

Revenues in  the  thirteen weeks  ended  April 29,  l995 increased  4.0%  over revenues in the thirteen weeks ended April 30, 1994. Higher revenues at Neiman Marcus stores and Bergdorf Goodman were partially offset by lower revenues at NM Direct. Comparable store sales for the quarter increased at both Neiman Marcus stores and Bergdorf Goodman.

Cost of goods sold increased 4.8% in the thirteen week period ended April 29, 1995 compared to the prior year, primarily due to higher revenues. As a percentage of revenues, cost of goods sold was 67.5% in l995 versus 67.0% in l994. The increase in 1995 reflects a slightly higher rate of markdowns.

Selling, general and administrative expenses increased 6.8% in the 1995 period, primarily because of increased selling and volume-related expenses and the cost of the securitization of the Company's credit card receivables. The securitization also had the effect of reducing finance charge income by $2.4 million for the quarter.

Interest expense increased 3.2% in the 1995 period, primarily due to higher interest rates on bank borrowings during the period partially offset by the reduction of bank debt as a result of the securitization of the Company's credit card receivables in April 1995.




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

Operating activities - Net cash provided by operating activities was $39.0 million during the thirty-nine weeks ended April 29, l995. The primary items affecting working capital were increases in accounts payable and accrued liabilities ($40.1 million) offset by increases in accounts receivable ($58.4 million, net of the effect of the securitization of the Company's credit card receivables) and merchandise inventories ($34.6 million). The increase in accounts receivable was due to higher revenues.

Investing activities - The Company's investing activities consisted principally of capital expenditures for the remodeling of existing stores and the construction of new stores. Capital expenditures relating to these activities were $61.3 million during the thirty-nine weeks ended April 29, l995. The Company's store renovation and expansion plans include the opening of three new Neiman Marcus stores by the end of calendar 1996 and the renovation of three existing Neiman Marcus stores during fiscal 1995. Capital expenditures are expected to approximate $100.0 million during the current fiscal year.

Financing activities -Net cash provided by financing activities was $22.6 million in the thirty-nine week period ended April 29, 1995. This cash was used to partially fund expenditures for store renovations, the construction of three new stores and dividend requirements.

The Company paid aggregate quarterly dividends on its common and preferred stocks of $24.1 million during the thirty-nine weeks ended April 29, l995. The Company eliminated its quarterly cash dividend on common stock (previously $.05 per share per quarter) beginning in the third quarter of fiscal 1995. Elimination of the common stock dividend will conserve approximately $7.6 million of cash annually.

On March 15, 1995, the Company sold all of its Neiman Marcus credit card receivables through a subsidiary to a trust in exchange for certificates representing undivided interests in such receivables. Certificates representing an undivided interest in $246.0 million of these receivables were sold to third parties in a public offering of $225.0 million 7.60% Class A certificates and $21.0 million 7.75% Class B certificates. The Company used all $246.0 million of the proceeds from this offering to pay down existing debt. The Company's subsidiary will retain the remaining undivided interest in the receivables not represented by the Class A and Class B certificates. A portion of that interest is subordinated to the Class A and Class B certificates. The Company will continue to service all receivables for the trust.

On April 7, 1995, the Company replaced its $300 million revolving credit facility and its six $25 million revolving credit facilities with a five year, $500 million facility. The Company may terminate this agreement at any time on three business days' notice. The rate of interest payable (6.5% at April 29, 1995) varies according to one of four pricing options selected by the Company. At April 29, 1995, the Company had $395 million available under this new agreement.

The Company believes that internally generated funds along with amounts available under the new revolving credit facility will be sufficient to fund its planned capital growth, operating working capital and preferred dividend requirements.




                                    PART II



Item 6.   Exhibits and reports on Form 8-K.

          (a)   Exhibits.

          11.1 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

          27.1  Financial data schedule.

          (b)   Reports on Form 8-K.

                The Company did not file any reports on Form 8-K during the quarter ended April 29, 1995.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         THE NEIMAN MARCUS GROUP, INC.


 Signature                       Title                         Date





        Principal Financial      Senior Vice President and     June 12, 1995
        Officer:                 Chief Financial Officer



        /S/ John R. Cook
        John R. Cook




        Principal Accounting    Vice President and Controller  June 12, 1995
        Officer:



        /S/ Stephen C. Richards
        Stephen C. Richards


                                                                EXHIBIT 11.1

                                     THE NEIMAN MARCUS GROUP, INC.


Computation of weighted  average number of  shares outstanding used  in determining primary  and fully diluted earnings per share:



        (Shares in 000's)                    Thirty-nine Weeks Ended         Thirteen weeks Ended
                                             April 29,      April 30,       April 29,      April 30,
                                                 1995           1994            1995           1994

        Primary

        1. Weighted average number of
           common shares outstanding           37,957         37,943          37,959         37,956


        2. Assumed exercise of certain
           stock options based on average
           market value                            34             -                -             -


        3. Weighted average number of
           shares used in primary per
           share computations                  37,991         37,943          37,959         37,956




        Fully diluted (A)

        1. Weighted average number of
           common shares outstanding           37,957         37,943          37,959         37,956

        2. Assumed exercise of all
           dilutive options based on
           higher of average or
           closing market value                    38             -                -             -

        3. Weighted average number of
           shares used in fully diluted
           per share computations              37,995         37,943          37,959         37,956



         (A) This calculation is submitted in accordance with Securities Exchange Act of l934 Release No. 9083 although not required by Footnote 2 to Paragraph l4 of APB Opinion No. l5 because it results in dilution of less than 3%.