Form 10-K
period 1995-07-29
NEIMAN MARCUS GROUP INC
filed 1995-10-26
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.

                            FORM 10-K

       Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

             For the fiscal year ended July 29, 1995

                  Commission File Number 1-9659

                  THE NEIMAN MARCUS GROUP, INC.
      (Exact name of registrant as specified in its charter)

               Delaware                    95-4119509
     (State or other jurisdiction of        (IRS Employer
     incorporation or organization)     Identification No.)

     27 Boylston Street, Chestnut Hill, Massachusetts  02167
     (Address of principal executive offices)        (Zip Code)

    Registrant's telephone number and area code:  617-232-0760

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]





     The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 20, 1995 was $309,254,138.

     There were 38,008,693 shares of Common Stock outstanding as of October 20, 1995.

                _______________________________

               Documents Incorporated by Reference

     Portions of the Registrant's 1995 Annual Report to
Shareholders are incorporated by reference in Parts I, II and IV of this Report.

                  THE NEIMAN MARCUS GROUP, INC.

                    ANNUAL REPORT ON FORM 10-K

             FOR THE FISCAL YEAR ENDED JULY 29, 1995

                        TABLE OF CONTENTS

PART I                                                    Page
No.

   Item 1. Business                                         1
   Item 2. Properties                                       3
   Item 3. Legal Proceedings                                4
   Item 4. Submission of Matters to a Vote of
           Security Holders                                 4

PART II

   Item 5. Market for the Registrant's Common
           Equity and Related Stockholder Matters           4
   Item 6. Selected Financial Data                          5
   Item 7. Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                    5
   Item 8. Financial Statements and Supplementary Data      5
   Item 9. Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure           5

PART III

   Item 10.
           Directors and Executive Officers
           of the Registrant                                5
   Item 11.
           Executive Compensation                           10
   Item 12.
           Security Ownership of Certain Beneficial
           Owners and Management                            25
   Item 13.
           Certain Relationships and Related Transactions   28

PART IV

   Item 14.
           Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K                          28

           Signatures                                       30



                              PART I
Item 1.   BUSINESS

General

     The Neiman Marcus Group, Inc. (together with its operating divisions and subsidiaries, the "Company") is a Delaware
corporation which commenced operations in August 1987.   Harcourt
General, Inc. ("Harcourt General"), a Delaware corporation based in Chestnut Hill, Massachusetts, owns approximately 65% of the fully converted equity of the Company; two of its directors and nearly all of its officers and corporate staff employees occupy similar positions with the Company. For more information about the relationship between the Company and Harcourt General, see
Note 1 to the Summary Compensation Table (in Item 11) and Item 12 below, and Notes 5 and 6 to the Consolidated Financial Statements which are incorporated herein by reference. Harcourt General is a public company subject to the reporting requirements of the Securities Exchange Act of 1934. For further information about Harcourt General, reference may be made to the reports filed by Harcourt General from time to time with the Securities and Exchange Commission.

     During fiscal 1995, the Company disposed of its Contempo Casuals subsidiary. For additional information on this transaction, reference is made to "Discontinued Operations" below, and to Note 2 to the Consolidated Financial Statements which are incorporated herein by reference.

Description of Operations

     Neiman Marcus Stores

     Neiman Marcus Stores, based in Dallas, Texas, is a high fashion, specialty retailer which offers high quality women's and men's apparel, fashion accessories, precious jewelry, decorative home accessories, fine china, crystal and silver, and epicurean products. A relatively small portion of Neiman Marcus Stores' customers accounts for a significant percentage of its retail sales.

     The Company operates 28 Neiman Marcus Stores, located in
Arizona (Scottsdale); California (five stores: Beverly Hills,
Newport Beach, Palo Alto, San Diego and San Francisco); Colorado
(Denver); the District of Columbia; Florida (two stores: Fort
Lauderdale and Bal Harbour); Georgia (Atlanta); Illinois (three stores: Chicago, Northbrook and Oak Brook); Missouri (St. Louis);
Massachusetts (Boston); Minnesota (Minneapolis); Michigan (Troy);
Nevada (Las Vegas); New Jersey (Short Hills - opened August
1995); New York (Westchester); Texas (six stores: three in
Dallas, one in Fort Worth and two in Houston); and Virginia
(McLean). The average size of these stores is 141,000 gross square feet, and the stores range in size from 90,000 gross square feet to 269,000 gross square feet. The Company plans to open new Neiman Marcus Stores in King of Prussia, Pennsylvania and Paramus, New Jersey in 1996, and in Honolulu, Hawaii in 1999.





     Bergdorf Goodman

     Bergdorf Goodman is a high fashion, exclusive retailer of high quality women's and men's apparel, fashion accessories, precious jewelry, decorative home accessories, fine china, crystal and silver. It operates two leased stores at Fifth Avenue and 58th Street in New York City. The original store, consisting of 250,000 gross square feet, is dedicated to women's apparel and accessories, home furnishings and gifts. Bergdorf Goodman Men, which opened in August 1990, consists of 66,000 gross square feet and is dedicated to men's apparel and accessories. A relatively small portion of Bergdorf Goodman's customers accounts for a significant percentage of its retail sales. In addition, Bergdorf Goodman has an important direct marketing business which is operated by NM Direct.

     NM Direct

     NM Direct operates a state-of-the-art direct marketing business which distributes its own catalogues as well as those of Neiman Marcus and Horchow. NM Direct offers a wide array of apparel, home furnishings and gift items to its domestic and international mail order customers. 84 NM Direct catalogues were mailed during fiscal 1995, with an approximate average circulation of 1.2 million households per catalogue.

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

     Employees

     At July 29, 1995, Neiman Marcus Stores had approximately
10,100 employees, of whom approximately 2,700 were part-time,
Bergdorf Goodman had approximately 1,200 employees, of whom
approximately 35 were part-time, and NM Direct had approximately
1,100 employees, of whom approximately 600 were part-time.   None
of the employees of Neiman Marcus Stores or NM Direct are subject to collective bargaining agreements. Approximately 12% of the Bergdorf

Goodman employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are generally good.

     Capital Expenditures; Seasonality; Liquidity

     For information on capital expenditures, seasonality, liquidity and other financial information, reference is made to the "Management's Discussion and Analysis" section on pages 25 through 27 of the Annual Report to Stockholders for the fiscal year ended July 29, 1995 (the "1995 Annual Report"), which is incorporated herein by reference.

Discontinued Operations

     On June 30, 1995, the Company sold its Contempo Casuals subsidiary to The Wet Seal, Inc. ("Wet Seal") for approximately $1.0 million of Wet Seal common stock and $100,000 in cash. While a subsidiary of the Company, Contempo Casuals operated a chain of retail stores which sold moderately priced fashion apparel and accessories primarily for young women between the ages of 15 and 21. For additional information on this transaction, reference is made to Note 2 of the Notes to the Consolidated Financial Statements on page 33 of the 1995 Annual Report, which is incorporated herein by reference.

Item 2.  PROPERTIES

     The Company's corporate headquarters are located at Harcourt General's leased facility in Chestnut Hill, Massachusetts. The operating headquarters for Neiman Marcus Stores, Bergdorf Goodman and NM Direct are located in Dallas, New York City, and Irving, Texas, respectively.

     At July 29, 1995, the square footage used in the Company's operations was approximately as follows:

                  -----------------------------------------------
                            Owned
                            Subject to
                  Owned     Ground Lease    Leased     Total
                  -----------------------------------------------
Stores             348,000     1,630,000  2,402,000    4,380,000

Distribution Centers
and Office         585,000        94,000    765,000    1,444,000
Facilities
-----------------------------------------------------------------

     Leases for Neiman Marcus Stores, including renewal options, range from 30 to 99 years. The lease on the Bergdorf Goodman main store expires in 2050, and the lease on the Bergdorf
Goodman Men's store expires in 2010, with two 10-year renewal options. Leases are generally at fixed rentals, except that certain leases provide for additional rentals based on sales in excess of predetermined levels. The Company also owns approximately 50 acres of land in Irving, Texas where its NM Direct operations are located. For further information on the Company's properties, see "Operating Leases" in Note 10 of the Notes to the Consolidated Financial Statements on pages 36 and 37 of the 1995 Annual Report, which is incorporated herein by reference.

     NM Direct and Bergdorf Goodman's direct marketing operations are located at the Company's 585,000 square foot facility in Irving, Texas. The Company plans to open a 464,000 square foot distribution center for Neiman Marcus Stores in Longview, Texas in 1996 to replace certain of its existing distribution centers.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


                             PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS


     The following information contained in the 1995 Annual
Report is incorporated herein by reference:

     (i) "Stock Information" and "Shares Outstanding" on page 41 of the 1995 Annual Report; and

     (ii) "Dividends" in Note 12 of the Notes to the Consolidated Financial Statements on page 38 of the 1995 Annual Report. The Company eliminated the quarterly dividend payable on its Common Stock following the dividend which was paid on January 31, 1995.

Item 6.   SELECTED FINANCIAL DATA

     The response to this Item is contained in the 1995 Annual
Report under the caption "Selected Financial Data" on page 40 and is incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     The response to this Item is contained in the 1995 Annual
Report under the caption "Management's Discussion and Analysis" on pages 25 through 27 and is incorporated herein by reference.


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

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE


     Not Applicable.


                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A.   Directors

     Below are the name, age, and principal occupations for the last five years of each director of the Company.

     Class I Directors - Terms expire at 1998 Annual Meeting

     Richard A. Smith - 70     Director since 1987
          Chairman of the Board of the Company and of Harcourt
          General; Chairman of the Board, President and Chief
          Executive Officer of GC Companies, Inc. since December
          1993; Chief Executive Officer of the Company and of
          Harcourt General until November 26, 1991; Director of
          Harcourt General, GC Companies, Inc., Liberty Mutual Insurance

          Company, Liberty Mutual Fire Insurance Company, Liberty Financial Companies, Inc., Bank of Boston Corporation and its principal subsidiary, The First National Bank of Boston. Mr. Smith is the father of Robert A. Smith, Group Vice President of the Company.

     Robert J. Tarr, Jr. - 51     Director since 1987
          President, Chief Executive Officer (since November 26,
          1991) and Chief Operating Officer of the Company and of Harcourt General; Director of Harcourt General and GC
          Companies, Inc.

     Class II Directors - Terms expire at 1996 Annual Meeting

     Walter J. Salmon - 64     Director since 1987
          Stanley Roth, Sr. Professor of Retailing and Senior Associate Dean, External Relations, Graduate School of Business Administration, Harvard University; Director of Hannaford Bros. Co., The Quaker Oats Company, Circuit City Stores, Inc., Luby's Cafeterias, Inc. and Harrah s Entertainment, Inc.

     Matina S. Horner - 56     Director since 1993
          Executive Vice President of the Teachers Insurance and Annuity Association-College Retirement Equities Fund (TIAA-CREF) and President Emerita of Radcliffe College since 1989; President of Radcliffe College for 17 years prior thereto; Director of Boston Edison Company.

     Class III Directors - Terms expire at 1997 Annual Meeting

     Gary L. Countryman - 56     Director since 1987
          Chairman (since April 1991) and Chief Executive Officer of Liberty Mutual Insurance Company and Liberty Mutual
          Fire Insurance Company; President of those companies through March 1992; Director of Liberty Financial Companies, Inc. (Chairman), Director of Boston Edison Company,
          Bank of Boston Corporation and its principal subsidiary, The First National Bank of Boston.

     Jean Head Sisco - 70     Director since 1987
          Partner in Sisco Associates, international management consultants; Director of Textron, Inc., Sante Fe Pacific Gold Corp., Washington Mutual Investors Fund, Chiquita Brands International, Inc., The American Funds Tax-Exempt Series I and K-Tron International, Inc.

     B.   Executive Officers Who Are Not Directors

     Below are the name, age and principal occupations for the last five years of each executive officer of the Company who is not also a director of the Company. All such persons have been elected to serve until the next annual election of officers and their successors are elected or until their earlier resignation or removal.

     John R. Cook - 54
          Senior Vice President and Chief Financial Officer of the Company and of Harcourt General since September
          1992; Senior Vice President - Finance and
          Administration and Chief Financial Officer of NACCO
          Industries, Inc. prior thereto.

     Stephen C. Elkin - 52
          Chairman and Chief Executive Officer of Bergdorf Goodman since May 1994; President and Chief Operating Officer of Bergdorf Goodman from December 1990 to May 1994; Vice Chairman and Chief Operating Officer of Bergdorf Goodman prior thereto.

     Peter Farwell - 52
          Vice President - Corporate Relations of the Company and of Harcourt General.

     Bernie Feiwus - 47
          President and Chief Executive Officer of NM Direct since October 1991; Executive Vice President of Neiman Marcus - Horchow Mail Order Division from March 1991 to October 1991; Senior Vice President - Sales Promotion Director of Neiman Marcus prior thereto.

     Eric P. Geller - 48
          Senior Vice President and General Counsel of the Company and of Harcourt General since May 1992; Secretary of the Company since January 1992 and of Harcourt General since December 1991; Vice President, Associate General Counsel and Assistant Secretary of the Company and of Harcourt General prior thereto.

     Paul F. Gibbons - 44
          Vice President and Treasurer of the Company and of Harcourt General since August 1992; Vice President and Treasurer of GC Companies, Inc. since March 1994; Vice President - Taxation of the Company and of Harcourt General prior to August 1992.

     Gerald T. Hughes - 38
          Vice President - Human Resources of the Company and of
          Harcourt General since June 1994; Associate General Counsel of the Company and of Harcourt General with responsibility for labor and employment matters from August 1992 to June 1994; Labor Counsel of the Company and of Harcourt General prior thereto.

     Dawn Mello - 64
          President of Bergdorf Goodman since May 1994 and from
          1983 to 1989; Executive Vice President and Creative
          Director Worldwide of Guccio Gucci SpA from October
          1989 to May 1994.

     Michael F. Panutich - 47
          Vice President - General Auditor of the Company and of
          Harcourt General since June 1993; Vice President -
          Accounting of the Company and of Harcourt General prior thereto.

     Stephen C. Richards - 40
          Vice President and Controller of the Company and of Harcourt General since June 1993; Vice President and Controller of GC Companies, Inc. since January 1994; Partner, Deloitte & Touche prior to June 1993.

     Gerald A. Sampson - 54
          President and Chief Operating Officer of Neiman Marcus
          Stores since April 1993; Chairman of May Company
          California, a division of May Department Stores
          Company, from 1991 to January 1993; Chairman of
          Kaufmann's, a division of May Department Stores
          Company, prior thereto.

     Craig B. Sawin - 39
          Vice President - Planning and Analysis of the Company and of Harcourt General.

     Robert A. Smith - 36
          Group Vice President of the Company since January 1992 and of Harcourt General since December 1991; Vice President - Corporate Development of the Company from March 1989 to January 1992; Vice President - Corporate Development of Harcourt General from December 1988 to December 1991; Director of Harcourt General. Mr. Smith is the son of Richard A. Smith, the Chairman of the Company.

     Burton M. Tansky - 57
          Chairman and Chief Executive Officer of Neiman Marcus Stores since May 1994; Chairman and Chief Executive Officer of Bergdorf Goodman from February 1992 to May 1994; Vice Chairman of Bergdorf Goodman from February 1991 to February 1992; President of Saks Fifth Avenue prior thereto.

     C.   Section 16 Reports

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Company believes that all filing requirements applicable to its insiders were complied with during fiscal 1995.

Item 11.  EXECUTIVE COMPENSATION

                            Summary Compensation Table(1)

     The following table provides information on the compensation provided by the Company during fiscal 1995, 1994 and 1993 to the Company's Chief Executive Officer and the five most highly paid executive officers of the Company during fiscal 1995.


                                   Annual Compensation
                                                                Long-Term Compensation
                                                                        (2)
                                                              -------------------------
                                                                      Awards
                                                              -------------------------
                                                   Other      Restricted                  All Other
       Name and       Fiscal    Salary     Bonus   Annual     Stock Awards    Options     Compensation
       Principal      Year       ($)      ($) (3)  Compensation  ($) (5)       (#)        ($) (6)
       Position                                    ($) (4)
       -----------------------------------------------------------------------------------------------
       R. J. Tarr,    1995         --         --         --          --           --            --
       Jr. (1)
       President and  1994         --         --         --          --           --            --
       Chief
       Executive      1993         --         --         --          --           --            --
       Officer

       B. Tansky      1995   $600,000   $230,640   $160,339          --       25,000       $14,560
       Chairman and
       Chief          1994   $543,750   $122,640         --          --       21,500       $10,647
       Executive
       Officer of
       Neiman Marcus  1993   $500,000   $150,000         --          --       10,000       $ 3,701
       Stores

       G. Sampson (7) 1995   $450,000   $150,480         --     $71,875           --       $12,687
       President and
       Chief          1994   $431,250   $172,500         --          --       10,000       $ 6,421
       Operating
       Officer of     1993   $147,115         --         --          --           --       $ 1,724
       Neiman Marcus
       Stores

       S. Elkin       1995   $450,000    $22,500         --          --       20,000       $15,812
       Chairman and
       Chief          1994   $391,875    $65,262         --          --       10,000       $ 9,650
       Executive
       Officer of
       Bergdorf
       Goodman        1993   $355,000    $84,313         --          --       10,000       $ 7,283

       D. Mello (8)   1995   $325,000    $50,000         --          --       15,000       $ 2,418
       President of
       Bergdorf       1994    $50,416    $28,438         --          --           --       $   612
       Goodman
                      1993         --         --         --          --           --            --

       B. Feiwus      1995   $300,000         --         --          --       10,000       $ 7,314
       President and
       Chief          1994   $275,000    $88,000         --          --        7,500       $ 5,883
       Executive
       Officer of NM  1993   $245,000    $87,500         --          --        5,000       $ 4,679
       Direct

       -----------------------------------------------------------------------------------------------

      (1) Under the terms of an Intercompany Services Agreement, Harcourt
          General provides certain management, accounting, financial, legal, tax, personnel and other corporate services to the Company, including the services of certain senior officers of Harcourt General who are also senior officers of the Company, in consideration of a fee based on Harcourt General's direct and indirect costs of providing the corporate services. The level of services and fees are subject to the approval of the Special
          Review Committee of the Board of Directors of the Company.
          During fiscal 1995, 1994 and 1993, the Company paid or accrued approximately $6.5 million, $6.9 million and $7.2 million, respectively, to Harcourt General for all of its services under the Intercompany Services Agreement. With the exception of Mr.
          Tarr, the senior officers of Harcourt General, who derive all of their compensation directly from Harcourt General, are not included in this table. Mr. Tarr is also the President and Chief
          Executive Officer of Harcourt General. All of Mr. Tarr's cash and non-cash compensation is paid by Harcourt General pursuant to Mr. Tarr's employment agreement with Harcourt General. Of the amounts paid by the Company to Harcourt General under the Intercompany Services Agreement for fiscal 1995, 1994 and 1993, approximately $2.4 million, $2.3 million and $2.1 million, respectively, were attributable to Mr. Tarr's services. These amounts include costs related to Mr. Tarr's base compensation, bonuses, benefits and amounts necessary to fund his retirement benefits, all of which are direct obligations of Harcourt
          General.

     (2) The Company does not have a long-term compensation program that includes long-term incentive payouts. No stock appreciation rights were granted to any of the named executive officers during the years reported in the table.

     (3) Bonus payments are reported with respect to the year in which the related services were performed.

     (4) No disclosure regarding items included in this category is required unless the amount in any year exceeds the lesser of $50,000 or 10% of the annual salary and bonus for the named executive officer. Of the $160,339 reported with respect to Mr.
          Tansky in this column for fiscal 1995, $140,236 is attributable to relocation-related reimbursements paid by the Company in fiscal 1995 in connection with his new position as Chairman and Chief Executive Officer of Neiman Marcus Stores (Mr. Tansky previously was Chairman and Chief Executive Officer of Bergdorf
          Goodman).

     (5)  Calculated by multiplying the closing price of the Company's
          Common Stock on the New York Stock Exchange on the date of grant by the number of shares awarded. Twenty percent of an award of restricted Common Stock are freed from the restrictions on transfer each year, commencing one year after the date of grant, provided that the recipient continues to be employed by the Company on the anniversary date of the grant. Holders of restricted stock are entitled to vote their restricted shares.
          In the event of termination of employment for any reason, other than death or permanent disability, restricted shares are forfeited by the holders and revert to the Company. At the end of fiscal 1995, the named executive officers' restricted stock holdings and market values (based on the New York Stock Exchange closing price of $15.375 for the Company's Common Stock at fiscal year end) were as follows: Mr. Sampson - 5,000 shares ($76,875); Mr.






          Elkin - 2,000 shares ($30,750) and Mr. Feiwus - 800 Shares
          (12,300). The restricted shares held by Mr. Sampson were granted in fiscal 1995 and the restricted shares held by Messrs.
          Elkin and Feiwus were granted in fiscal 1993.

     (6) The items accounted for in this column include the cost to the Company of matching contributions under (a) the Company's Key
          Employee Deferred Compensation Plan or the Employee Savings Plan
          (401 (k) Plan) and (b) group life insurance premiums.  For fiscal
          1995, such amounts for each of the named executive officers were, respectively as follows: Mr. Tansky - $10,840 and $3,720; Mr.
          Sampson - $9,339 and $3,348; Mr. Elkin - $7,341 and $8,471; Ms.
          Mello - $0 and $2,418; and Mr. Feiwus - $2,625 and $4,689.

     (7)  Mr. Sampson's employment with the Company commenced in April
          1993.

     (8) Ms. Mello rejoined the Company in May 1994. As a condition of employment, Ms. Mello was guaranteed a minimum bonus of $50,000 for fiscal 1995.



                         Option Grants in Last Fiscal Year(1)

      The following table provides information regarding options granted under the
Company's 1987 Stock Incentive Plan during the fiscal year ended July 29, 1995 to the executive officers named in the Summary Compensation Table.

                                         Individual Grants
                       ---------------------------------------
                                                                                Potential
                                        % of                                    Realized Value
                       Number of        Total                                   at Assumed
                       Securities       Options                                 Annual Rates of
                       Underlying       Granted to    Exercise                  Stock Price
                       Options          Employees     or Base                   Appreciation
                       Granted          in Fiscal     Price     Expiration      for Option Term (2)
       Name            (#) (3)          Year          ($/Sh)    Date            5% ($)      10% ($)
       ---------------------------------------------------------------------------------------------
       R. Tarr, Jr.(4)   --             --               --      --             --          --

       B. Tansky      25,000            10.96%          $14.375  9/20/04        $226,009    $572,751

       G. Sampson (5)    --             --               --      --             --          --

       S. Elkin       20,000            8.77%           $14.375  9/20/04        $180,807    $458,201

       D. Mello       15,000            6.58%           $14.375  9/20/04        $135,605    $343,651

       B. Feiwus      10,000            4.39%           $14.375  9/20/04        $  90,404   $229,100
       ----------------------------------------------------------------------------------------------


       (1) No stock appreciation rights were granted to any named executive officer during fiscal 1995.

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

       (5) Mr. Sampson received a grant of 5,000 shares of restricted stock in fiscal 1995. See Note 5 to the Summary Compensation
            Table.



                   Aggregated Option Exercises in Last Fiscal Year
                          and Fiscal Year-End Option Values

     The following table provides information regarding the number and value of stock options held at July 29, 1995 by the executive officers named in the Summary
Compensation Table.  None of the named executive officers exercised any stock options or stock appreciation rights during fiscal 1995.


                              Number of                  Value of
                              Securities Underlying      Unexercised
                              Unexercised                In-the-Money
                              Options/SARs at            Options/SARs at
                              July 29, 1995(#)           July 29, 1995 ($)
                              Exercisable/               Exercisable/
       Name                   Unexercisable              Unexercisable (1)

       R. Tarr, Jr.(2)                 --                    --

       B. Tansky              29,300/57,200            $45,388/77,175

       G. Sampson             2,000/  8,000            $ 1,750/ 7,000

       S. Elkin               40,799/36,200            $32,850/51,650

       D. Mello                    0/15,000            $     0/15,000

       B. Feiwus              11,711/19,500            $12,063/26,375



       (1) The value of unexercised in-the-money options is calculated by multiplying the number of underlying shares by the difference between the closing price of the Company's Common Stock on the New York Stock Exchange at fiscal year end ($15.375) and the option exercise price for those shares. These values have not been realized. The closing price of the Company's Common Stock on the New York Stock Exchange on October 20, 1995 was $18.75.

       (2) None of the executive officers of Harcourt General who are also officers of the Company, including Mr. Tarr, participate in the Company's 1987 Stock Incentive Plan.


Directors Compensation

     Directors who are not affiliated with the Company or Harcourt General each receive an annual retainer of $20,000 and a fee of $1,500 per Board of Directors meeting attended, plus travel and incidental expenses (an aggregate of $2,756 in fiscal
1995) incurred in attending meetings and carrying out their duties as directors. They also receive a fee of $500 (the Chairmen receive $1,000) for each committee meeting attended.
If a director is unable to attend a meeting in person but participates by telephone, he or she receives one-half of the fee that would otherwise be payable.

     Mr. Countryman receives his director fees on a deferred basis. The Company maintains an account to record the accrual of Mr. Countryman's deferred fees, which accrues interest at a rate equal to that paid on 90-day certificates of deposit issued by The First National Bank of Boston from time to time.

Pension Plans

     The Company maintains a funded, qualified pension plan known as The Neiman Marcus Group, Inc. Retirement Plan (the "Retirement Plan"). Most non-union employees over age 21 who have completed one year of service with 1,000 or more hours participate in the Retirement Plan, which pays benefits upon retirement or termination of employment. The Retirement Plan is a "career-average" plan, under which a participant earns each year a retirement annuity equal to 1% of his or her compensation for the year up to the Social Security wage base and 1.5% of his or her compensation for the year in excess of such wage base. Benefits under the Retirement Plan become fully vested after five years of service with the Company.

     The Company also maintains a Supplemental Executive Retirement Plan (the "SERP"). The SERP is an unfunded, non-qualified plan under which benefits are paid from the Company's general assets to supplement Retirement Plan benefits and Social
Security.   Executive, administrative and professional employees
(other than those employed as salespersons) with an annual base salary at least equal to a self-adjusting minimum ($100,000 as of July 29, 1995) are eligible to participate. At normal retirement age (age 65), a participant with 25 or more years of service is entitled to payments under the SERP sufficient to bring his or her combined annual benefit from the Retirement Plan and SERP, computed as a straight life annuity, up to 50% of the participant's highest consecutive 60 month average of annual pensionable earnings, less 60% of his or her estimated annual primary Social Security benefit. If the participant has fewer than 25 years of service, the combined benefit is proportionately reduced. In computing the combined benefit, "pensionable earnings" means base salary, including any salary which may have been deferred. Benefits under the SERP become fully vested after five years of service with the Company.

     The following table shows the estimated annual pension benefits payable to employees in various compensation and years of service categories. The estimated benefits apply to an employee at age 65 in 1995 who elects to receive his or her benefit in the form of a straight life annuity. These benefits include amounts attributable to both Retirement Plan and the SERP and are in addition to any retirement benefits that might be received from Social Security.

                           Estimated Annual Retirement Benefits
                            Under Retirement Plan and SERP (1)

         ---------------------------------------------------------------------------------------
           Average
           Pensionable
           Earnings                                  Total Years of Service
         ---------------------------------------------------------------------------------------
                                                                                         25
                                                5          10       15        20       or more

         $ 300,000.......                    $30,000    $60,000   $90,000  $120,000   $150,000
           400,000.......                     40,000     80,000   120,000   160,000    200,000
           500,000.......                     50,000    100,000   150,000   200,000    250,000
           600,000.......                     60,000    120,000   180,000   240,000    300,000
           700,000.......                     70,000    140,000   210,000   280,000    350,000
         ___________________________

(1) The amounts actually payable will be lower than the amounts shown above, since the above amounts will be reduced by 60% of the participant's estimated primary Social Security benefit.


               The following table shows the pensionable earnings and
             credited years of service for the executive officers named in the Summary Compensation Table as of July 29, 1995 and years of service creditable at age 65. Credited service may not exceed 25 years for purpose of calculating retirement benefits under any of the Company's retirement plans.


             --------------------------------------------------------------
                                  Pensionable Earnings   Years of Service
                                     for Year Ended       at July    at
             Name                    July 29, 1995       29, 1995  Age 65
             --------------------------------------------------------------
             R. Tarr, Jr.(1) . .           ---                       ----
             B. Tansky . . . . .      $600,000               --(2)    20(2)
             G. Sampson. . . . .       450,000               --(3)    20(3)
             S. Elkin  . . . . .       450,000              17        25
             D. Mello  . . . . .       325,000              14        15
             B. Feiwus   . . . .       300,000              15.5      25
             ___________________________




















(1) Mr. Tarr does not participate in the Company's Retirement Plan or SERP.

(2)            Under Mr. Tansky's employment agreement with the Company, for purposes of determining his retirement benefits under the SERP, Mr. Tansky will be credited with 5/3 times his years of service with the Company provided he remains continuously employed by the Company until his
               65th birthday; otherwise, Mr. Tansky's accrued service under the SERP will be calculated in the normal manner.  Mr. Tansky is 57 years old.

(3)            For purposes of determining Mr. Sampson's retirement benefits under the SERP, Mr. Sampson will be credited with 20/13 times his years of service with the Company provided he remains continuously employed by the Company until his 65th birthday; otherwise, Mr. Sampson's accrued service under the SERP will be calculated in the normal manner.  Mr.
               Sampson is 54 years old.

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

        Dawn Mello

        Pursuant to an agreement between Ms. Mello and Bergdorf Goodman, effective May 1994, Ms. Mello is entitled to receive severance payments in the event her employment with Bergdorf Goodman is terminated in certain situations. If the Company terminates Ms. Mello's employment other than for cause or other than due to her total disability or death, Ms. Mello will receive an amount equal to her then-current annual salary, which amount will be paid in 12 monthly installments following such termination but will be reduced by any amounts received by her from other employment during the period beginning six months and ending 12 months following such termination. In the event of a change of control of either Bergdorf Goodman or the Company, and in the event that prior to November 1, 1996 Ms. Mello resigns because she is not permitted to continue in a position comparable in duties and responsibilities to that which she held before such change of control, Ms. Mello will be entitled to receive such payments; provided, however, that such payments shall cease on November 1, 1996.

        Bernie Feiwus

        Pursuant to an agreement between Mr. Feiwus and NM
Direct, effective October 1995, Mr. Feiwus is entitled to receive severance payments in the event his employment with NM Direct is terminated in certain situations. If the Company terminates Mr.
Feiwus employment without cause within 24 months of a change of control of the Company or of NM Direct, or if within 24 months after such a change of control Mr. Feiwus resigns his employment because he is not permitted to continue in a position comparable in duties and responsibilities to that which he held before the change of control, he will receive an amount equal to one and one-half of his then-current annual base salary, which amount will be paid in 18 monthly installments following such termination but will be reduced by any amounts received by him from other employment during the period beginning six months and ending 18 months following such termination.

Compensation Committee Interlocks and Insider Participation

        During fiscal 1995, Richard A. Smith, Chairman of the Board of Directors of the Company, served on the Boards of Directors of Liberty Mutual Insurance Company and Liberty Mutual Fire Insurance Company (collectively, "Liberty Mutual"). Gary L. Countryman, a director of the Company and the Chairman of the Company's Compensation Committee, is the Chairman and Chief Executive Officer of Liberty Mutual. Liberty Mutual underwrites most of the Company's insurance policies. These insurance policies contain terms which, in the judgment of management, are no less favorable than could be obtained from other insurance companies. During fiscal 1995, the Company paid to Liberty Mutual an aggregate of $2.0 million in premiums and administrative fees.

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

        The principal responsibility of the Committee is to review the performance of, and determine the compensation for, the executive officers of the Company who are not also executive officers of Harcourt General. The individuals in this group include Messrs. Tansky, Sampson, Elkin, Feiwus, and Ms. Mello, all of whom are named executive officers in the Summary Compensation Table. The compensation of Harcourt General's executive officers, most of whom are also executive officers of the Company, is determined by Harcourt General's Compensation
Committee.

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

        Early in each fiscal year, the Committee considers the recommendations of the Chief Executive Officer, which are supported by data generated by the Company's Human Resources Department, for each component of compensation of the Company's executive officers. The Committee reviews those recommendations and then approves them or makes such modifications as it deems appropriate.

        The principal components of the Company's compensation program are:

        Base Salary:

            This is determined with reference both to salary survey information from recognized compensation consulting firms and to each executive officer's level of responsibility, experience and performance.
            The salary survey data is used to establish benchmark amounts for both base salary and total cash compensation for each executive position. Comparisons are made to a range of retail companies or to divisions within such companies, with the principal selection criteria for comparisons being similar revenues to the division within the Company. While there are no hard and fast rules which bind the Committee, the Company generally sets its salary and total cash compensation benchmarks (assuming that maximum bonuses are achieved) for executive officers at the 75th percentile of the comparison group of companies in order to compete for and retain the best management talent available. Because the Company competes for executive talent with a broad range of U.S. companies, the Committee does not limit its comparison information for compensation to the companies included in the peer groups in the Stock Performance Graph.

             The Committee reviews in detail the base salary levels for each of the principal executive officers of the Company. While the Committee uses the benchmarks as a reference point, a particular individual's base salary may vary from the benchmark depending upon his or her salary history, experience, individual performance, contractual obligations of the Company, guidelines established by the Chief Executive Officer with respect to salary increases for the entire Company and the subjective judgment of the Committee.

        Annual Incentive Plan:

             The determination of annual bonuses is based principally on the achievement of performance objectives by the operating division for which the executive is responsible and the individual executive's own performance. For some executive officers, a small component of their bonus eligibility depends on the Company's overall performance.

             Shortly after the beginning of each fiscal year, the Compensation Committee considers the recommendations of the Chief Executive Officer for the Company's and each division's performance goals for the current year, the executive officers who should participate in the annual incentive plan for that year, and the maximum bonus values attainable by them.
             The Committee reviews those recommendations and then approves them or makes such modifications as it deems appropriate.

             For fiscal 1995, the plan provided for maximum bonuses ranging from 35% to 45% of base salary. Eligibility for the divisional performance component of the bonus was determined based on a weighting of several factors, the most important of which was operating earnings before corporate expenses. Other factors included return on net assets and working capital as a percentage of sales. Similar factors will be used by the Committee in determining bonuses for fiscal 1996.

             In addition, each of the Company's executive officers prepares and reaches agreement with the Chief Executive Officer on individual performance goals which must be achieved in addition to the performance targets in order for an executive to receive his or her full bonus. Individual performance goals typically include achievement of specific tasks.

            The bonuses actually awarded to the executive officers for fiscal 1995 were determined by an assessment of all of these factors, as well as certain subjective factors. The Company guaranteed Ms. Mello a minimum bonus of $50,000 for fiscal 1995 as a condition of employment.

            Absent extraordinary circumstances, if the financial performance targets are exceeded, bonus awards are not increased over the maximum bonus values established by the Committee. If the performance targets are not met, bonus awards will, in all probability, be reduced at the discretion of the Committee.
            If the Company and/or the relevant division falls sufficiently short of its performance targets, there is a presumption that bonuses would not be paid absent special circumstances.
            Depending on the individual executive officer, factors such as the performance of a business unit or units for which the executive officer is responsible and achievement of individual performance goals are considered in the decision to award a bonus. If corporate and/or division performance targets are met, but an individual falls short of his or her performance goals, the individual's bonus could be reduced or eliminated in the discretion of the Committee.

            The bonus program is intended to put substantial amounts of total cash compensation at risk with the intent of focusing the attention of the executives on achieving both the Company's and their division's performance goals and their individual goals, thereby contributing to profitability and building shareholder value.

        Stock Incentives:

            The Committee's purpose in awarding equity based incentives, principally in the form of restricted stock which vests over a five year period and stock options which vest over a five year period and terminate ten years from the date of grant, is to achieve as much as possible an identity of interest between the executives and the long term interest of the stockholders. The principal factors considered in determining which executive officers (including the named executive officers) were awarded equity based compensation in the 1995 fiscal year, and in determining the types and amounts of such awards, were salary levels, equity awards granted to executives at competing retail companies, special circumstances such as promotions as well as the performance, experience and level of responsibility of each executive.

               Compensation of the Chief Executive Officer

               Mr. Tarr is also the Chief Executive Officer of Harcourt General, which owns approximately 65% of the fully converted equity of the Company. All of Mr. Tarr's cash and non-cash compensation is paid directly by Harcourt General to Mr. Tarr pursuant to an employment agreement between Mr. Tarr and Harcourt General which was approved by the Harcourt General Compensation Committee and became effective in November, 1991. Mr. Tarr receives no compensation directly from the Company. However, pursuant to the Intercompany Services Agreement between the Company and Harcourt General, Harcourt General provides certain management and other corporate services to the Company, including Mr. Tarr's services as Chief Executive Officer. During fiscal 1995, the Company paid or accrued approximately $6.5 million to Harcourt General for all of its services under the Intercompany Services Agreement, of which approximately $2.4 million was attributable to Mr. Tarr's services. While the Special Review Committee of the Company reviews each year the appropriateness of the charges by Harcourt General to the Company under the Intercompany Services Agreement, neither this Committee nor the Special Review Committee plays any role in determining the compensation that Mr. Tarr, or any other executive officer of Harcourt General, receives from Harcourt General.

               Compliance with Internal Revenue Code

               The Internal Revenue Code (the Code ) generally disallows a tax deduction to public companies for compensation in excess of $1 million per year paid to each of the executive officers named in the Summary Compensation Table. The Company does not anticipate that any of its executive officers will receive cash compensation in excess of this deductibility limit in fiscal 1996. Under transition provisions of the Code, compensation resulting from awards under the Company's 1987 Stock Incentive Plan is not subject to the deductibility limit at this time. The Committee will continue to monitor the requirements of the Code to determine what actions should be taken by the Company in order to preserve the tax deduction for executive compensation to the maximum extent, consistent with the Company's continuing goals of providing the executives of the Company with appropriate incentives and rewards for their performance.

               COMPENSATION COMMITTEE

               Gary L. Countryman, Chairman
               Matina S. Horner
               Walter J. Salmon
               Jean Head Sisco

                     Stock Performance Graph

     The graph below compares the cumulative total shareholder return on the Company's Common Stock against the cumulative total return during the five fiscal years ended July 29, 1995 of: (i) the Standard & Poor's 500 Index, (ii) a new peer group index, consisting of two companies in the specialty retail business, Nordstrom, Inc. and Tiffany & Co., and (iii) a peer group index previously used by the Company, consisting of Nordstrom, Tiffany and The Limited, Inc. The new peer group index was determined in view of the Company's disposition of Contempo Casuals in fiscal 1995. The graph assumes a $100 investment in the Company's Common Stock and in each index at August 4, 1990 and that all dividends were reinvested. The common stocks of the companies in the peer group indices have been weighted annually to reflect relative stock market capitalization. The comparisons provided in this graph are not intended to be indicative of possible future performance of the Company's Common Stock.

                               Stock Performance Graph
                   Comparison of Five-Year Cumulative Total Return
             The Neiman Marcus Group, Inc., S&P 500 Index, and Peer Index


        ----------------------------------------------------------------
                The Neiman Marcus    S&P 500     Old Peer      New Peer
                    Group Inc         Index       Index         Index
        ----------------------------------------------------------------
        04-Aug-90    100              100          100           100
        03-Aug-91    102.87           119.63       156.07        151.08
        01-Aug-92    86.07            135.83       110.6         95
        31-Jul-93    93.66            147.4        106.35        94.3
        30-Jul-94    99.76            154.38       119           145.43
        29-Jul-95    101.3            193.59       123.83        139.04
        ----------------------------------------------------------------



Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                The following table sets forth information, as of October 20, 1995, with respect to the beneficial ownership of the Common Stock of the Company by (i)
each person known to the Company to own beneficially more than 5% of the  outstanding shares of Common Stock; (ii) each executive officer named in the Summary Compensation
Table; (iii) each director of the Company; and (iv) all directors and current executive officers of the Company as a group.  Harcourt General beneficially owns all of the outstanding shares of the 6% Cumulative Convertible Preferred Stock, $1.00 par
value (the "Preferred Stock"), of the Company.

------------------------------------------------------------------
                                      Number            Percent
Name and Address                      of Shares         of Common
of Beneficial Owner                   Owned(1)          Stock
------------------------------------------------------------------
Harcourt General, Inc.(2)           21,440,960            56.5%
27 Boylston Street
Chestnut Hill, MA  02167

Gabelli Funds, Inc.(3)               5,391,800            14.2%
One Corporate Center
Rye, NY  10580

Burton M. Tansky(4)                     50,600             *
Gerald A. Sampson(5)                    25,000             *
Stephen Elkin(6)                        74,029             *
Dawn Mello(7)                            6,500             *
Bernie Feiwus(8)                        23,284             *
Gary L. Countryman                          -              *
Matina S. Horner                            -              *
Walter J. Salmon                         8,942             *
Jean Head Sisco                          1,134             *
Richard A. Smith(9)                          -             *
Robert J. Tarr, Jr.(9)                       -             *
All current executive officers
 and directors as a group
 (20 persons)(10)                      189,489             *
_____________________
* Less than 1%.





















(1)          Unless otherwise indicated in the following footnotes, each stockholder referred to above has sole voting and investment power with respect to the shares listed.

(2)          Harcourt General's holdings of Common Stock and Preferred Stock comprise approximately 65% of the voting power and fully converted equity of the Company.
Each share of Preferred Stock is convertible into 8.99 shares of Common Stock at a price of $41.70 per share of Common Stock.  The closing price of the Common Stock on the New York Stock Exchange on October 20, 1995 was $18.75 per share.

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

(3)          The information reported is based on a Schedule 13G dated July 10, 1995 filed with the Securities and Exchange Commission by the Gabelli Funds, Inc. and its
affiliates (collectively, the "Gabelli Affiliates").  The Gabelli Affiliates have sole voting power with respect to 5,115,900 shares and sole dispositive power with respect to all of the shares shown in the table.

                                        26





(4)          Includes 40,600 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 20, 1995.  Also includes 10,000 shares of restricted stock over which Mr. Tansky has voting but not dispositive power.

(5)          Includes 4,000 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 20, 1995.  Also includes 4,000 shares of restricted stock over which Mr. Sampson has voting but not dispositive power.

(6)          Includes 50,999 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 20, 1995.  Also includes 8,500 shares of restricted stock over which Mr. Elkin has voting but not dispositive power.

(7)          Includes 3,000 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 20, 1995.  Also includes 3,500 shares of restricted stock over which Ms. Mello has voting but not dispositive power.

(8)          Includes 16,711 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 20, 1995.  Also includes 5,400 shares of restricted stock over which Mr. Feiwus has voting but not dispositive power.

(9)          The members of the Board of Directors of Harcourt General, including
Messrs. Smith and Tarr, may be deemed to be the beneficial owners of the securities of the Company owned by Harcourt General.  However, this information should not be deemed to be an admission that any such person or group is the beneficial owner of such securities.

(10)         Excludes the beneficial ownership of securities of the Company which may be deemed to be attributed to Messrs. Smith and Tarr (see Notes 2 and 9 above).
Includes 115,310 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 20, 1995.  Also includes 31,400 shares of restricted stock over which individuals in the group have voting but not dispositive power.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Principal Stockholder - Intercompany Services
Agreement

     See Note 1 to the Summary Compensation Table in Item 11 above.

Transactions with Directors

     See  "Compensation Committee Interlocks and Insider
Participation" in Item 11 above.

Transactions with Officers

     In November 1994, Mr. Sampson received a loan from the Company in the principal amount of $221,258 under its Key Executive Stock Purchase Loan Plan (the "Loan Plan") to purchase 15,000 shares of the Company's Common Stock in the open market. The loan is secured by a pledge of the purchased shares and bears interest at an annual rate of 5%, payable quarterly. Pursuant to the terms of the Loan Plan, the loan will become due and payable seven months after Mr. Sampson's employment with the Company terminates. No other officer of the Company had an outstanding loan under the Loan Plan in excess of $60,000 during fiscal 1995 or subsequent thereto.


                             PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K


14(a)(1)  Financial Statements

             The documents listed below are incorporated by reference to the Company's 1995 Annual Report to Shareholders and are incorporated by reference into Item 8 hereof:

             Consolidated Balance Sheets at July 29, 1995 and
             July 30, 1994.

             Consolidated Statements of Operations for the fiscal years ended July 29, 1995, July 30, 1994 and July
             31, 1993.

             Consolidated Statements of Cash Flows for the fiscal years ended July 29, 1995, July 30, 1994 and July
             31, 1993.

             Consolidated Statements of Common Shareholders'
             Equity for the fiscal years ended July 29, 1995, July 30, 1994 and July 31, 1993.

             Notes to Consolidated Financial Statements.

             Independent Auditors' Report.

14(a)(2)  Consolidated Financial Statement Schedules

The documents and schedules listed below are filed as part of this Form 10-K:

                                                      Page in
                                                      Form 10-K

Independent Auditors' Report on Consolidated Financial
  Statement Schedules                                     F-1

Schedule II  -
Valuation and Qualifying Accounts and Reserves            F-2


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

 14(b)   Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended July 29, 1995.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE NEIMAN MARCUS GROUP, INC.



                                 BY: /s/Robert J. Tarr, Jr.

                                        Robert J. Tarr, Jr.
                                        President,
                                        Chief Executive Officer
                                        and
                                        Chief Operating Officer
  Dated:  October 24, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature                 Title                  Date

Principal Executive
Officer:


/s/Robert J. Tarr, Jr.    President,
    Robert J. Tarr, Jr.   Chief Executive        October 24, 1995
                          Officer, Chief
                          Operating Officer
                          and Director

Principal Financial
Officer:


/s/John R. Cook           Senior Vice            October 24, 1995
    John R. Cook          President and
                          Chief Financial
                          Officer

Principal Accounting
Officer:


/s/Stephen C. Richards    Vice President        October 24, 1995
    Stephen C. Richards   and Controller

     Directors                                     Date



/s/Richard A. Smith                             October 24, 1995
    Richard A. Smith



----------------------
    Gary L. Countryman



/s/Matina S. Horner                             October 18, 1995
    Matina S. Horner



/s/Walter J. Salmon                             October 19, 1995
    Walter J. Salmon



/s/Jean Head Sisco                              October 15, 1995
    Jean Head Sisco

EXHIBIT INDEX                                                        Page  No.


 3.1(a) Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company's
          Annual Report on Form 10-K for the twenty-six week period ended August 1, 1987.

 3.1(b)   Certificate of Designation and Terms of 9-1/4%
          Cumulative Redeemable Preferred Stock, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 3, 1991.

 3.2 By-Laws of the Company, as amended, incorporated herein by reference to the Company's Annual Report on Form 10-
          K for the fiscal year ended August 1, 1992.

*10.1 Intercompany Services Agreement, dated as of July 24, 1987, between Harcourt General and the Company, incorporated herein by reference to the Company's Annual Report on Form 10-K for the twenty-six week period ended August 1, 1987.

*10.2 1987 Stock Incentive Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the twenty-six week period ended August 1, 1987.

*10.3 Key Executive Stock Purchase Loan Plan, as amended, incorporated herein by reference to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          July 30, 1994.

*10.4 Supplemental Executive Retirement Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1988.

*10.5     Employment Agreement between the Company and Burton
          M. Tansky dated May 1, 1994, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

 10.6
          Stock Purchase Agreement between the Company and Harcourt General, dated October 14, 1991 and effective as of August 2, 1991, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 3, 1991.

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

*10.10    Termination Agreement between Bergdorf Goodman, Inc.
          and Dawn Mello, effective May 1994, incorporated herein by reference to the Company's Annual Report on Form
          10-K for the fiscal year ended July 30, 1994.

*10.11 Key Employee Deferred Compensation Plan, as amended, incorporated herein by reference to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          July 30, 1994.

*10.12 Deferred Compensation Agreement between the Company and Gary L. Countryman, dated August 27, 1987, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

*10.13    Change of Control Agreement between the Company and
          Bernie Feiwus, effective October 1995.

  11.1    Computation of Weighted Average Number of Shares
          Outstanding Used in Determining Primary and
          Fully-Diluted Earnings Per Share.

  13.1 1995 Annual Report to Stockholders (which is not deemed to be filed except to the extent that portions thereof are expressly incorporated by reference in this Annual
          Report on Form 10-K).

  21.1    Subsidiaries of the Company.

  23.1    Consent of Deloitte & Touche LLP.

  27.1    Financial Data Schedule.

  99.1 Dividend Reinvestment and Common Stock Purchase Plan, incorporated herein by reference to the Company's
          Registration Statement on Form S-3 dated September 17,
          1990 (File No. 33-36419).

________________
*Exhibits filed pursuant to Item 14(c) of Form 10-K.

                         INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of The Neiman Marcus Group, Inc. and Subsidiaries



We have audited the consolidated financial statements of The Neiman Marcus Group, Inc. and subsidiaries as of July 29, 1995 and July 30, l994, and for each of the three years in the period ended July 29, 1995, and have issued our report thereon dated September 8, l995; such financial statements and report are included in your l995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Neiman Marcus Group, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





/S/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Boston, Massachusetts
September 8, l995

                                                                                               SCHEDULE II
                                        THE NEIMAN MARCUS GROUP, INC.

                                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             YEARS ENDED JULY 29, 1995, JULY 30, 1994 AND JULY 31, 1995
                                                (in thousands)

--------------------------------------------------------------------------------------------------
Column A                            Column B          Column C        Column D        Column E
--------------------------------------------------------------------------------------------------
                                   Balance at  Charges to Charged to                  Balance at
                                   Beginning   Costs and    Other    Deductions        End of
Description                        of Period   Expenses    Accounts  Describe (A)      Period

YEAR ENDED JULY 29, 1995
Allowance for doubtful accounts
(deducted from accounts receivable) $13,700     $27,025       $0     ($34,625)(B)      $6,100

YEAR ENDED JULY 30, 1994
Allowance for doubtful accounts
(deducted from accounts receivable)  $9,500     $24,716       $0     ($20,516)        $13,700

YEAR ENDED JULY 31, 1993
Allowance for doubtful accounts
(deducted from accounts receivable)  $3,592     $21,794       $0     ($15,886)         $9,500
-------------------------------------------------------------------------------------------------




(A)  Write-off of uncollectible accounts, net of recoveries.
(B) Includes $10.3 million relating to the securitization of the Company's credit card receivables.
