Form 10-Q
period 1995-10-28
NEIMAN MARCUS GROUP INC
filed 1995-12-12
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




      For the Quarter Ended                     October 28, 1995


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


            YES   X           NO




As of December 8, 1995, there were outstanding 38,002,131 shares of the issuer's common stock, $.01 par value.

                            THE NEIMAN MARCUS GROUP, INC.



                                      I N D E X




Part I.     Financial Information                                          Page
                                                                          Number

  Item 1.   Condensed Consolidated Balance Sheets as of October 28, 1995,
            July 29, 1995 and October 29, 1994                                1

            Condensed Consolidated Statements of Earnings for the Thirteen
            Weeks ended October 28, 1995 and October 29, 1994                 2

            Condensed Consolidated Statements of Cash Flows for the Thirteen
            Weeks Ended October 28, 1995 and October 29, 1994                 3

            Notes to Condensed Consolidated Financial Statements              4

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      5-6




Part II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K                                  7


Signatures                                                                    8


Exhibit 11.1                                                                  9

Exhibit 27.1                                                                 10

                                THE NEIMAN MARCUS GROUP, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)


(In thousands)                           October 28,     July 29,    October 29,
                                                1995         1995           1994


Assets
Current assets:
  Cash and equivalents                   $   12,621    $   13,695    $   16,618
  Accounts receivable, net                  198,679       150,110       408,569
  Merchandise inventories                   477,132       359,092       429,846
  Deferred income taxes                      17,102        17,102        24,317
  Other current assets                       47,983        38,410        49,579

    Total current assets                    753,517       578,409       928,929

Property and equipment, net                 436,418       423,583       417,580

Intangibles and other assets                105,924       106,445       110,093

    Total assets                         $1,295,859    $1,108,437    $1,456,602

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities
    of long-term liabilities            $   105,753    $   51,859    $  198,209
  Accounts payable                          203,173       170,672       196,085
  Accrued liabilities                       162,205       152,049       163,290

    Total current liabilities               471,131       374,580       557,584

Long-term liabilities:
  Notes and debentures                      275,000       202,000       368,667
  Other long-term liabilities                67,901        69,056        74,171

    Total long-term liabilities             342,901       271,056       442,838


Deferred income taxes                        30,812        30,812        37,768

Redeemable preferred stocks                 405,938       405,442       403,963

Common stock                                    380           380           380
Additional paid-in capital                   83,126        82,366        82,346
Accumulated deficit                         (38,429)      (56,199)      (68,277)

    Total liabilities and shareholders'
      equity                             $1,295,859     $1,108,437    $1,456,602





See Notes to Condensed Consolidated Financial Statements.

                                THE NEIMAN MARCUS GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


(In thousands except for                                Thirteen Weeks Ended
per share data)                                      October 28,    October 29,
                                                            1995           1994

Revenues                                             $   489,898    $   462,322
Cost of goods sold, including buying and
  occupancy costs                                        318,083        297,360
Selling, general and administrative expenses             118,868        115,315
Corporate expenses                                         2,932          3,060

Operating earnings                                        50,015         46,587

Interest expense                                          (6,832)        (9,316)

Earnings from continuing operations
  before income taxes                                     43,183         37,271
Income taxes                                             (18,137)       (15,654)

Earnings from continuing operations                       25,046         21,617

Loss from discontinued operations, net                        -          (1,804)

Net earnings                                              25,046         19,813

Dividends and accretion on
  redeemable preferred stocks                             (7,276)        (7,270)

Net earnings applicable to common
  shareholders                                       $    17,770    $    12,543

Weighted average number of common and common
  equivalent shares outstanding                           38,088         37,992

Amounts per share applicable to common shareholders:

  Earnings from continuing operations                $       .47    $       .38

  Loss from discontinued operations                           -            (.05)

  Net earnings                                       $       .47    $       .33

  Dividends paid                                     $        -     $       .05










See Notes to Condensed Consolidated Financial Statements.

                                THE NEIMAN MARCUS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


(In thousands)                                          Thirteen Weeks Ended
                                                     October 28,    October 29,
                                                            1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                       $    25,046    $    19,813
  Adjustments to reconcile net earnings
    to net cash used by operations:
      Depreciation and amortization                       13,114         12,556
      Change in net assets of discontinued operation          -            (333)
      Other items                                          1,811            462
      Changes in current assets and liabilities:
         Accounts receivable                             (48,569)       (46,333)
         Merchandise inventories                        (118,040)       (84,701)
         Other current assets                             (9,573)         2,162
         Accounts payable and accrued liabilities         42,657         44,133

Net cash used by operating activities                    (93,554)       (52,241)


CASH FLOWS USED BY INVESTING ACTIVITIES
  Capital expenditures                                   (24,825)       (20,541)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                               124,400         81,500
  Repayment of debt                                         (318)          (115)
  Issuance of common stock                                     3             92
  Dividends paid                                          (6,780)        (8,677)

Net cash provided by financing activities                117,305         72,800

CASH AND EQUIVALENTS
  Increase (decrease) during the period                   (1,074)            18
  Beginning balance                                       13,695         16,600
  Ending balance                                     $    12,621    $    16,618

















See Notes to Condensed Consolidated Financial Statements.

                         THE NEIMAN MARCUS GROUP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Basis of presentation

     The condensed consolidated financial statements of The Neiman Marcus Group, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The retail industry is seasonal in nature, and the results of operations for these periods have historically not been indicative of the results for a full year.

     The condensed consolidated financial statements for fiscal 1995 have been restated to reflect Contempo Casuals as a discontinued operation.

2.   Merchandise inventories

     Inventories are stated at the lower of cost or market. Substantially all of the Company's inventories are valued using the retail method on the last-in, first-out (LIFO) basis. While the Company believes that the LIFO method provides a better matching of costs and revenues, some specialty retailers use the first-in, first-out (FIFO) method. Accordingly, the Company has provided the following data for comparative purposes.

     If the FIFO method of inventory valuation had been used to value all inventories, merchandise inventories would have been higher than reported by $16.2 million at October 28, 1995, $14.2 million at July 29, 1995 and $27.7 million at October 29, 1994. The FIFO method would have increased net earnings by $1.2 million during the thirteen weeks ended October 28, 1995 and $1.8 million during the thirteen weeks ended October 29, 1994.

3.   Discontinued operations

     On June 30, 1995, the Company sold its Contempo Casuals subsidiary to The Wet Seal, Inc. (Wet Seal) for $1.0 million of Wet Seal Class A common stock and $100,000 in cash. The loss from discontinued operations recorded in the quarter ended October 29, 1994 is net of applicable income tax benefits of $1.3 million. Revenues related to discontinued Contempo Casuals operations for the thirteen week period ended October 29, 1994 were $57.3 million.

                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


      Results of Operations for the Thirteen Weeks Ended October 28, l995
            Compared with the Thirteen Weeks Ended October 29, 1994

In  June 1995,  the Company sold  its Contempo  Casuals subsidiary  to The Wet
Seal, Inc.   The Company's fiscal  1995 results have been  restated to reflect
Contempo Casuals as a discontinued operation.

Revenues in the thirteen weeks ended October 28, 1995 increased 6.0% over revenues in the thirteen weeks ended October 29, 1994. Higher revenues at Neiman Marcus Stores more than offset slightly lower revenues at Bergdorf Goodman and NM Direct. The increase in revenues at Neiman Marcus Stores was due to both comparable store sales increases of 6.1% and the opening of a new store in Short Hills, New Jersey in August 1995.

Cost of goods sold, including buying and occupancy costs, increased $20.7 million or 7.0% to $318.1 million compared to the same period last year. As a percentage of revenues, cost of goods sold, including buying and occupancy costs, increased slightly to 64.9% during the first quarter of fiscal 1996 compared to 64.3% in the first quarter of fiscal 1995.

Selling, general and administrative expenses increased 3.1% to $118.9 million from $115.3 million in 1995. The increase resulted primarily from lower finance charge income and higher selling and volume related costs, partially offset by lower sales promotion costs. As a percentage of revenues, selling, general and administrative expenses decreased to 24.3% in 1996 from 24.9% in 1995. The lower percentage was due to lower sales promotion costs, partially offset by lower finance charge income. The reduction in finance charge income during the quarter resulted from the securitization of the Company's credit card receivables, which was completed in March of 1995. The securitization had the effect of reducing finance charge income by approximately $4.8 million during the quarter ended October 28, 1995.

Interest expense decreased 26.7% to $6.8 million in the thirteen weeks ended October 28, 1995 mainly due to the use of the securitization proceeds to pay down outstanding bank debt. The effect of the lower bank borrowings during the quarter was partially offset by higher rates compared to the same quarter in the previous year.

The Company's effective income tax rate was 42% in fiscal 1996, unchanged from fiscal 1995.

                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



       Changes in Financial Condition and Liquidity Since July 29, 1995

During the first quarter of fiscal 1996, the Company financed its working capital needs, new store and distribution center construction, and preferred dividend requirements primarily with cash from bank debt. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Condensed Consolidated Statements of Cash Flows.

Net cash used in operating activities was $93.6 million during the first quarter of fiscal 1996, compared to $52.2 million during the same period last year. The cash outflow used to fund working capital requirements related principally to accounts receivable ($48.6 million) and merchandise inventories ($118.0 million) and was partially offset by increases in accounts payable and accrued liabilities ($42.7 million). The increase in accounts receivable was primarily due to the increase in revenues during the period. The increase in inventories and accounts payable during the period resulted primarily from the preparation for the holiday selling season.

The Company's capital expenditures in fiscal 1996 will principally consist of construction on new stores and a new distribution center. Capital expenditures were $24.8 million during the first quarter of fiscal 1996 as compared to $20.5 million in the first quarter of fiscal 1995. In August 1995, the Company opened a new Neiman Marcus store in Short Hills, New Jersey. Additionally, the Company expects to open new stores in King of Prussia, Pennsylvania in the spring of 1996 and Paramus, New Jersey in the fall of 1996. Completion of a new distribution center is planned by the spring of 1996. Capital expenditures are expected to approximate $100.0 million during fiscal 1996.

The Company increased its bank borrowings by $124.4 million since July 29, 1995. At October 28, 1995 the Company had $305.0 million available under its revolving credit facility. That availability will be sufficient to fund the Company's planned capital growth, operating and preferred dividend requirements, as well as the paydown of the Company s senior notes, of which $40.0 million, $52.0 million and $80.0 million become due in May, August and December 1996, respectively.

The Company paid aggregate quarterly dividends of $6.8 million on its Preferred Stocks in the first quarter of fiscal 1996 and $8.7 million on its Common and Preferred Stocks during the first quarter of fiscal 1995. Beginning with the third quarter of fiscal 1995, the Company eliminated its quarterly cash dividend on its Common Stock (previously $.05 per share per quarter). Elimination of this dividend will conserve approximately $7.6 million of cash annually.

                                    PART II






Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits.

          11.1 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

          27.1  Financial data schedule.

          (b)   Reports on Form 8-K.

                The Company did not file any reports on Form 8-K during the quarter ended October 28, 1995.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


THE NEIMAN MARCUS GROUP, INC.


Signature                         Title                         Date



Principal Financial          Senior Vice President and      December 11, 1995
Officer:                     Chief Financial Officer



/s/ John R. Cook
John R. Cook




Principal Accounting         Vice President and             December 11, 1995
Officer:                     Controller



/s/ Stephen C. Richards
Stephen C. Richards

                                EXHIBIT 11.1

                       THE NEIMAN MARCUS GROUP, INC.


Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share:

                                                        Thirteen Weeks Ended
(Shares in 000's)                                     October 28,    October 29,
                                                             1995           1994


Primary

1. Weighted average number of
   common shares outstanding                               37,984         37,954


2. Assumed exercise of certain
   stock options based on average
   market value                                               104             38


3. Weighted average number of
   shares used in primary per
   share computations                                      38,088         37,992





Fully diluted (A)

1. Weighted average number of
   common shares outstanding                               37,984         37,954


2. Assumed exercise of all dilutive
   options based on higher of average
   or closing market value                                    135             38

3. Weighted average number of
   shares used in fully diluted
   per share computations                                  38,119         37,992





(A)  This calculation is submitted in accordance with the Securities Exchange
Act of 1934 Release No. 9083 although not required by Footnote 2 to Paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.