Form 10-Q
period 1996-01-27
NEIMAN MARCUS GROUP INC
filed 1996-03-11
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




      For the Quarter Ended                   January 27, 1996

      Commission File Number                         1-9659


                         THE NEIMAN MARCUS GROUP, INC.
            (Exact name of registrant as specified in its charter)



                 Delaware                       95-4119509
        (State or other jurisdiction of     (I.R.S. Employer
        incorporation or organization)      Identification No.)



        27 Boylston Street, Chestnut Hill, MA           02167
        (Address of principal executive offices)      Zip Code)




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


            YES   X           NO






As of March 07, 1996, there were outstanding 38,003,487 shares of the issuer's common stock, $.01 par value.

[Page]

                         THE NEIMAN MARCUS GROUP, INC.



                                   I N D E X




Part I.     Financial Information                                         Page
                                                                          Number

  Item 1.   Condensed Consolidated Balance Sheets as of January 27, 1996,
              July 29, 1995 and January 28, 1995                            1

            Condensed Consolidated Statements of Earnings for the
              Twenty-Six and Thirteen Weeks ended January 27, 1996 and January 28, 1995
                                                                            2

            Condensed Consolidated Statements of Cash Flows for the
              Twenty-Six Weeks ended January 27, 1996 and January 28, 1995
                                                                            3

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

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations
                                                                           5-6




Part II.    Other Information

  Item 4.   Submission of Matters to a Vote of Security Holders
                                                                            7

  Item 6.   Exhibits and Reports on Form 8-K
                                                                            7



Signatures
                                                                            8



Exhibit 11.1
                                                                            9


Exhibit 27.1
                                                                           10

[Page]

                                     THE NEIMAN MARCUS GROUP, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

                                        January 27,        July 29,    January 28,
(In thousands)                                 1996            1995          1995

Assets
Current assets:
  Cash and equivalents                   $   38,239     $   13,695    $    24,681
  Accounts receivable, net                  224,014        150,110        448,935
  Merchandise inventories                   348,733        359,092        314,679
  Deferred income taxes                      17,102         17,102         24,317
  Other current assets                       47,959         38,410         48,994
    Total current assets                    676,047        578,409        861,606

Property and equipment, net                 451,974        423,583        424,306

Intangibles and other assets                105,340        106,445        109,025

    Total assets                         $1,233,361     $1,108,437    $ 1,394,937


Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities
    of long-term liabilities             $  193,167     $   51,859    $   159,815
  Accounts payable                          148,549        170,672        161,560
  Accrued liabilities                       155,714        152,049        167,213

    Total current liabilities               497,430        374,580        488,588

Long-term liabilities:
  Notes and debentures                      170,000        202,000        358,667
  Other long-term liabilities                68,031         69,056         73,659

    Total long-term liabilities             238,031        271,056        432,326


Deferred income taxes                        30,812         30,812         37,768

Redeemable preferred stocks                 406,434        405,442        404,456

Common stock                                    380            380            380
Additional paid-in capital                   83,151         82,366         82,346
Accumulated deficit                         (22,877)       (56,199)       (50,927)

    Total liabilities and shareholders'
      equity                             $1,233,361     $1,108,437    $ 1,394,937





        See Notes to Condensed Consolidated Financial Statements.

[Page 1]


                                     THE NEIMAN MARCUS GROUP, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)

(In thousands except for          Twenty-Six Weeks Ended          Thirteen Weeks Ended
 per share amounts)             January 27,     January 28,     January 27,   January 28,
                                       1996            1995            1996          1995

Revenues                         $1,115,322      $1,051,858      $  625,424    $  589,536

Cost of goods sold, including
  buying and occupancy costs        757,025         702,696         438,942       405,336
Selling, general and
  administrative expenses           256,562         243,262         137,694       127,947
Corporate expenses                    6,335           5,997           3,403         2,937

Operating earnings                   95,400          99,903          45,385        53,316
Interest expense                    (14,257)        (19,506)         (7,425)      (10,190)

Earnings from continuing
  operations before
  income taxes                       81,143          80,397          37,960        43,126
Income taxes                        (33,269)        (33,766)        (15,132)      (18,112)

Earnings from continuing
  operations                         47,874          46,631          22,828        25,014
Earnings (loss) from
  discontinued operations, net           -             (306)             -          1,498

Net earnings                         47,874          46,325          22,828        26,512
Dividends and accretion on
  redeemable preferred stocks       (14,552)        (14,546)         (7,276)       (7,276)

Net earnings applicable
  to common shareholders         $   33,322      $   31,779      $   15,552    $   19,236

Weighted average number of
  common and common equiva-
  lent shares outstanding            38,163          37,991          38,238        37,989

Amounts per share
  applicable to common
  shareholders:
Earnings from continuing
  operations                     $      .87      $      .85      $      .41    $      .47
Earnings (loss) from
  discontinued operations                 -            (.01)              -           .04
  Net earnings                   $      .87      $      .84      $      .41    $      .51

  Dividends paid                 $       -       $      .10      $        -    $      .05



        See Notes to Condensed Consolidated Financial Statements.

[Page 2]                                        2


                                     THE NEIMAN MARCUS GROUP, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

   (In thousands)                                              Twenty-Six Weeks Ended
                                                             January 27,    January 28,
                                                                    1996           1995
   CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                            $    47,874    $    46,325
     Adjustments to reconcile net earnings
       to net cash provided (used) by operations:
         Depreciation and amortization                            26,844         29,996
         Other items                                                 727            445
         Changes in current assets and liabilities:
            Accounts receivable                                  (73,904)       (86,699)
            Merchandise inventories                               10,359         30,466
            Other current assets                                  (9,549)         2,747
            Accounts payable and accrued liabilities             (18,458)        10,867


   Net cash provided (used) by operating activities              (16,107)        34,147


   CASH FLOWS USED BY INVESTING ACTIVITIES
     Capital expenditures                                        (52,986)       (41,109)


   CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings of debt                                          107,900         43,000
     Repayment of debt                                              (731)       (10,701)
     Common stock issued                                              28             92
     Dividends paid                                              (13,560)       (17,348)

   Net cash provided by financing activities                      93,637         15,043


   CASH AND EQUIVALENTS
     Increase during the period                                   24,544          8,081
     Beginning balance                                            13,695         16,600
     Ending balance                                          $    38,239    $    24,681












        See Notes to Condensed Consolidated Financial Statements.

[Page 3]                                        3


                         THE NEIMAN MARCUS GROUP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Basis of presentation

    The condensed consolidated financial statements of The Neiman Marcus Group, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form l0-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The retail industry is seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for a full year. Fiscal 1996 will have 53 weeks, while fiscal 1995 had 52 weeks. The 53rd week will be included in the 1996 fourth quarter operating results.

    The discontinued operations in the accompanying financial statements represent the Contempo Casuals subsidiary, which the Company sold in June 1995.

2.  Merchandise inventories

    Inventories are stated at the lower of cost or market. Substantially all of the Company's inventories are valued using the retail method on the last-in, first-out (LIFO) basis. While the Company believes that the LIFO method provides a better matching of costs and revenues, some specialty retailers use the first-in, first-out (FIFO) method; accordingly, the Company has provided the following data for comparative purposes.

    If the FIFO method of inventory valuation had been used to value all inventories, merchandise inventories would have been higher than reported by $18.2 million at January 27, 1996, $14.2 million at July 29, 1995 and $30.9 million at January 28, 1995. The FIFO method would have increased net earnings by $2.4 million during the twenty-six weeks ended January 27, 1996 and $3.6 million during the twenty-six weeks ended January 28, 1995.

3.  Discontinued operations

    On June 30 1995, the Company sold its Contempo Casuals subsidiary to The Wet Seal, Inc. (Wet Seal) for approximately 250,000 shares of Wet Seal Class A common stock and $100,000 in cash. The earnings from discontinued operations recorded in the thirteen week period ended January 28, 1995 are net of applicable income taxes of $1.1 million. The loss from discontinued operations recorded in the twenty-six week period ended January 28, 1995 is net of applicable income tax benefits of $0.2 million. Revenues related to discontinued Contempo Casuals operations for the thirteen and twenty-six week periods ended January 28, 1995 were $69.1 million and $126.4 million, respectively.







[Page 4]                                4





                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             Results of Continuing Operations for the Twenty-six Weeks
                              Ended January 27,1996
           Compared with the Twenty-six Weeks Ended January 28, 1995


Revenues in the twenty-six weeks ended January 27, 1996 increased $63.5 million or 6.0% over revenues in the twenty-six weeks ended January 28, 1995. A 3.8% comparable sales increase and the opening of a new Neiman Marcus store in Short Hills, New Jersey in August 1995 contributed to the improvement.

Cost of goods sold, including buying and occupancy costs, increased $54.3 million or 7.7% compared to the same period last year. The increase was primarily due to the higher sales volume. As a percentage of revenues, cost of goods sold, including buying and occupancy costs, increased to 67.9% in the first half of fiscal 1996 compared to 66.8% in the first half of fiscal 1995. The higher percentage was principally due to higher markdowns during the holiday season.

Selling, general and administrative expenses increased 5.5% to $256.6 million from $243.3 million in 1995 primarily due to both higher sales volume related costs and lower finance charge income for the six month period. The Company s securitization of its credit card receivables, which was completed in March, 1995, reduced finance charge income by approximately $9.6 million for the twenty six weeks ended January 27, 1996. As a percentage of revenues, selling, general and administrative expenses were essentially unchanged at 23.0% in 1996 compared to 23.1% in 1995.

Interest expense decreased 26.9% to $14.3 million in the 1996 period mainly due to the use of the securitization proceeds to pay down outstanding debt.

The Company's effective income tax rate is expected to be 41% in fiscal 1996 compared to 42% in fiscal 1995.



Results of Continuing Operations for the Thirteen Weeks Ended January 27, 1996
            Compared with the Thirteen Weeks Ended January 28, 1995

Revenues in the thirteen weeks ended January 27, 1996 increased $35.9 million or 6.1% over revenues in the thirteen weeks ended January 28, 1995. A 3.8% comparable sales increase, in addition to the opening of the Neiman Marcus store in Short Hills, New Jersey, contributed to the improvement.

Cost of goods sold, including buying and occupancy costs, increased $33.6 million or 8.3% during the quarter ended January 27, 1996 compared to the same period in 1995. As a percentage of revenues, cost of goods sold, including buying and occupancy costs, was 70.2% in 1996 compared to 68.8% in 1995. The increase in the 1996 quarter was principally due to higher markdowns during the holiday season.


[Page 5]                               5


                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Selling, general and administrative expenses increased by $9.7 million or 7.6% to $137.7 million in the thirteen weeks ended January 27, 1996 compared to the thirteen weeks ended January 28, 1995 primarily due to both higher sales volume related costs and lower finance charge income. The reduction in finance charge income resulting from the securitization of the Company s credit card receivables was $4.8 million for the thirteen week period. As a percentage of revenues, selling, general and administrative expenses were up slightly to 22.0% in the 1996 quarter compared to 21.7% in the 1995 quarter due to the decrease in finance charge income.

Interest expense decreased 27.1% to $7.4 million in the thirteen weeks ended January 27, 1996 compared to the 1995 quarter, primarily due to the securitization of the Company s credit card receivables.

       Changes in Financial Condition and Liquidity since July 29, 1995

During the first six months of fiscal 1996, the Company financed its working capital needs, capital expenditures and preferred dividend requirements primarily with cash provided from its revolving credit agreement. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Condensed Consolidated Statement of Cash Flows.

Net cash used in operating activities was $16.1 million during the twenty-six weeks ended January 27, 1996. The primary items affecting working capital were a seasonal increase in accounts receivable ($73.9 million) and a decrease in accounts payable and accrued liabilities ($18.5 million), partially offset by a seasonal decrease in merchandise inventories ($10.4 million).

Capital expenditures were $53.0 million during the first half of fiscal 1996 as compared to $41.1 million in the first half of fiscal 1995. The Company s capital expenditures consisted principally of construction of new stores and a new distribution center. The Company opened a new Neiman Marcus store in Short Hills, New Jersey in August 1995, and a new Neiman Marcus store in King of Prussia, Pennsylvania in February 1996. The Company expects to open a new Neiman Marcus store in Paramus, New Jersey by the fall of 1996. The Company completed the construction of a national distribution center in Longview, Texas during the second quarter of fiscal 1996. Capital expenditures are expected to approximate $100.0 million during the current fiscal year.

The Company increased its bank borrowings by $107.9 million since July 29, 1995. At January 27, 1996, the Company had $330.0 million available under its revolving credit facility. That availability will be sufficient to fund the Company s planned capital growth, operating and preferred dividend requirements, as well as the retirement of the Company s senior notes, of which $40.0 million become due in May 1996, $52.0 million become due in August 1996 and $80.0 million become due in December 1996.

The Company paid aggregate quarterly dividends of $13.6 million on its Preferred Stocks in the first half of fiscal 1996 and $17.3 million on its Common and Preferred Stocks during the first half of fiscal 1995. Beginning with the third quarter of fiscal 1995, the Company eliminated its quarterly cash dividend on its Common Stock (previously $.05 per share per quarter). Elimination of this dividend conserves approximately $7.6 million of cash annually.

[Page 6]                                6


                                    PART II


Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Stockholders was held on January 19, 1996. The following matters were voted upon at the meeting:

          1. Election of Walter J. Salmon as a Class II Director for a term of three years.

                For             46,328,845
                Withheld            89,946

                Election of Matina S. Horner, Ph.D. as a Class II Director for a term of three years.

                For             46,327,363
                Withheld            91,428

          2. Ratification of the appointment by the Board of Directors of Deloitte & Touche LLP as the Company's independent auditors for the 1996 fiscal year.

                For             46,344,154
                Against             28,236
                Abstain             46,402

          3. Stockholder proposal to elect all directors of the Company annually.

                For              3,780,013
                Against         39,983,488
                Abstain            981,706
                Non-voting       1,673,585


Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits.

          11.1 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

          27.1  Financial data schedule.

          (b)   Reports on Form 8-K.

                The Company did not file any reports on Form 8-K during the quarter ended January 27, 1996.

[Page 7]                                7


                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         THE NEIMAN MARCUS GROUP, INC.


 Signature                              Title                   Date





Principal Financial               Senior Vice President and     March 07, l996
Officer:                          Chief Financial Officer



s/John R. Cook
John R. Cook




Principal Accounting              Vice President and            March 07, l996
Officer:                          Controller



s/Stephen C. Richards
Stephen C. Richards

















[Page 8]                                8