Form 10-Q
period 1996-04-27
NEIMAN MARCUS GROUP INC
filed 1996-06-10
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



         For the Quarter Ended                      April 27, 1996

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


               YES   X           NO




   As of June 5, 1996, there were outstanding 38,003,554 shares of the issuer's common stock, $.01 par value.

                         THE NEIMAN MARCUS GROUP, INC.



                                   I N D E X




Part I.     Financial Information                                 Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of April 27, 1996,
              July 29, 1995 and April 29, 1995                             1

            Condensed Consolidated Statements of Operations for the
              Thirty-Nine and Thirteen Weeks Ended April 27, 1996 and
              April 29, 1995                                               2

            Condensed Consolidated Statements of Cash Flows for the
              Thirty-Nine Weeks Ended April 27, 1996 and April 29, 1995    3

            Notes to Condensed Consolidated Financial Statements           4

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    5-6




Part II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K                               7



Signatures                                                                 8



Exhibit 11.1                                                               9


Exhibit 27.1                                                               10

                                     THE NEIMAN MARCUS GROUP, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)
                                              April 27,       July 29,      April 29,
   (In thousands)                                  1996           1995          1995
   Assets
   Current assets:
     Cash and equivalents                   $   10,832     $   13,695     $   16,916
     Accounts receivable, net                  200,473        150,110        174,690
     Merchandise inventories                   421,803        359,092        379,727
     Deferred income taxes                      17,102         17,102         24,317
     Other current assets                       41,195         38,410         44,208

       Total current assets                    691,405        578,409        639,858

   Property and equipment, net                 455,939        423,583        431,914

   Intangibles and other assets                105,660        106,445        114,252


       Total assets                         $1,253,004     $1,108,437     $1,186,024

   Liabilities and Shareholders' Equity
   Current liabilities:
     Notes payable and current maturities
       of long-term liabilities             $  203,460     $   51,859     $   10,306
     Accounts payable                          174,314        170,672        173,977
     Accrued liabilities                       152,264        152,049        184,013

       Total current liabilities               530,038        374,580        368,296

   Long-term liabilities:
     Notes and debentures                      145,000        202,000        277,000
     Other long-term liabilities                68,026         69,056         73,816

       Total long-term liabilities             213,026        271,056        350,816


   Deferred income taxes                        30,812         30,812         37,768

   Redeemable preferred stocks                 406,930        405,442        404,949

   Common stock                                    380            380            380
   Additional paid-in capital                   83,174         82,366         82,359
   Accumulated deficit                         (11,356)       (56,199)       (58,544)

       Total liabilities and shareholders'
         equity                             $1,253,004     $1,108,437     $1,186,024

   See notes to Condensed Consolidated Financial Statements.


                                     THE NEIMAN MARCUS GROUP, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)
(In thousands except for           Thirty-Nine Weeks Ended       Thirteen Weeks Ended
 per share amounts)                 April 27,    April 29,      April 27,     April 29,
                                         1996         1995           1996          1995

Revenues                           $1,589,381   $1,467,604      $ 474,059     $ 415,746
Cost of goods sold, including
  buying and occupancy costs        1,077,796      983,188        320,771       280,492
Selling, general and
  administrative expenses             367,990      348,298        111,428       105,036
Corporate expenses                      9,449        8,948          3,114         2,951

Operating earnings                    134,146      127,170         38,746        27,267

Interest expense                      (21,144)     (27,658)        (6,887)       (8,152)

Earnings from continuing operations
  before income taxes                 113,002       99,512         31,859        19,115

Income taxes                          (46,331)     (41,795)       (13,062)       (8,029)

Earnings from continuing operations    66,671       57,717         18,797         11,086

Loss from discontinued operations,
 net of income taxes                       -       (11,727)            -        (11,421)

Net earnings (loss)                    66,671       45,990         18,797          (335)

Dividends and accretion on
 redeemable preferred stocks           21,828       21,819          7,276         7,273

Net earnings (loss) applicable
  to common shareholders           $   44,843   $   24,171     $   11,521    ($   7,608)

Weighted average number of
  common and common equiva-
  lent shares outstanding              38,184       37,991         38,224        37,959

Amounts per share applicable to
  common shareholders:
  Earnings from continuing
    operations                     $     1.17   $      .95     $      .30     $     .10
  Loss from discontinued
    operations                             -          (.31)            -           (.30)
  Net earnings (loss)              $     1.17   $      .64     $      .30    ($     .20)

  Dividends paid                   $       -    $      .10     $       -      $      -

   See Notes to Condensed Consolidated Financial Statements.


                                     THE NEIMAN MARCUS GROUP, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

(In thousands)                                          Thirty-Nine Weeks Ended
                                                       April 27,       April 29,
                                                            1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                          $ 66,671       $  45,990
  Adjustments to reconcile net earnings
    to net cash provided (used) by operations:
      Depreciation and amortization                       41,827          43,495
      Changes in assets and liabilities:
         Accounts receivable                             (50,363)        (58,419)
         Merchandise inventories                         (62,711)        (34,582)
         Other current assets                             (2,785)          7,533
         Accounts payable and accrued liabilities          3,857          40,083
         Other items                                        (492)         (5,130)

Net cash provided (used) by operating activities          (3,996)         38,970


CASH FLOWS USED BY INVESTING ACTIVITIES
  Capital expenditures                                   (70,781)        (61,292)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings of debt                        93,250          47,665
  Repayment of debt                                       (1,047)       (246,961)
  Proceeds from receivables securitization                    -          245,965
  Common stock issued                                         51             105
  Dividends paid                                         (20,340)        (24,136)

Net cash provided by financing activities                 71,914          22,638


CASH AND EQUIVALENTS
  Increase (decrease) during the period                   (2,863)            316
  Beginning balance                                       13,695          16,600

  Ending balance                                        $ 10,832       $  16,916








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

    If the FIFO method of inventory valuation had been used to value all inventories, merchandise inventories would have been higher than reported by $20.2 million at April 27, 1996, by $14.2 million at July 29, l995 and by $33.0 million at April 29, 1995. The FIFO valuation method would have increased net earnings by $3.5 million during the thirty-nine weeks ended April 27, 1996 and by $4.9 million during the thirty-nine weeks ended April 29, 1995.

3.  Discontinued operations

    On June 30, 1995, the Company sold its Contempo Casuals operations to The Wet Seal, Inc. The losses from discontinued operations recorded in the thirteen and thirty-nine week periods ended April 29, 1995 are net of applicable income tax benefits of $8.2 million and $8.4 million, respectively. Revenues related to discontinued Contempo Casuals operations for the thirteen and thirty-nine week periods ended
    April 29, 1995 were $47.9 million and $174.3 million, respectively.

                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Continuing Operations for the Thirty-Nine Weeks Ended April 27, l996
           Compared with the Thirty-Nine Weeks Ended April 29, 1995

Revenues in the thirty-nine weeks ended April 27, l996 increased 8.3% over revenues in the thirty-nine weeks ended April 29, 1995. Comparative sales for the period increased 5.3%. Neiman Marcus store openings in Short Hills, New Jersey in August 1995 and King of Prussia, Pennsylvania in February 1996 also contributed to the improvement.

Cost of goods sold increased 9.6% to $1,078 million during the thirty-nine week period ended April 27, 1996, primarily due to higher sales volume. As a percentage of revenues, cost of goods sold was 67.8% in l996 compared to 67.0% in l995. The higher percentage is primarily due to higher markdowns during the holiday season.

Selling, general and administrative expenses increased 5.7% to $368 million from $348 million in 1995, primarily due to new store openings, higher selling costs and lower finance charge income for the thirty-nine week period. The Company s securitization of its credit card receivables, which was completed in March, 1995, reduced finance charge income by approximately $11.9 million for the thirty-nine week period ended April 27, 1996. As a percentage of revenues, selling, general and administrative expenses were 23.2% in 1996 compared to 23.7% in 1995.

Interest expense decreased 23.6% to $21.1 million in the 1996 period, primarily due to the use of the proceeds from the credit card receivable securitization to pay down outstanding debt.

The Company's effective income tax rate is estimated to be 41.0% in fiscal l996 compared to 42.0% in fiscal l995, due to lower estimated state income taxes.


 Results of Continuing Operations for the Thirteen Weeks Ended April 27, l996
             Compared with the Thirteen Weeks ended April 29, l995

Revenues in the thirteen weeks ended April 27, l996 increased 14.0% over revenues in the thirteen weeks ended April 29, 1995. Comparable sales for the period increased 9.2%. New Neiman Marcus stores in Short Hills, New Jersey and King of Prussia, Pennsylvania also contributed to the higher revenues.

Cost of goods sold increased 14.4% in the thirteen week period ended April 27, 1996 compared to the prior year, primarily due to higher sales volume. As a percentage of revenues, cost of goods sold was 67.7% in l996 compared to 67.5% in l995. The increase in the 1996 quarter reflects slightly higher buying and occupancy costs.

Selling, general and administrative expenses increased 6.1% in the 1996 period, primarily due to higher selling costs and lower finance charge income. The reduction in finance charge income resulting from the securitization of the Company's credit card receivables was $2.4 million for the thirteen week period. As a percentage of revenues, selling, general and administrative expenses were 23.5% in 1996 and 25.3% in 1995.

Interest expense decreased 15.5% to $6.9 million in the 1996 period, primarily due to the securitization of the Company's credit card receivables.

                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


       Changes in Financial Condition and Liquidity since July 29, 1995

The Company had sufficient cash flows from operations and its revolving credit agreement to finance its working capital needs, capital expenditures and preferred dividend requirements during the thirty-nine week period ended April 27, 1996.

The  following   discussion  analyzes  liquidity  and   capital  resources  by
operating, investing and financing activities as presented in the Company's Condensed Consolidated Statement of Cash Flows.

Net cash used by operating activities was $4.0 million during the thirty-nine weeks ended April 27, l996. Net earnings before depreciation and amortization for the thirty-nine week period provided cash of $108.5 million which was offset by changes in working capital of $112.5 million. The primary items affecting working capital were increases in accounts receivable ($50.4 million) and merchandise inventories ($62.7 million).

Capital expenditures were $70.8 million during the thirty-nine weeks ended April 27, 1996 as compared to $61.3 million for the same period in 1995. The Company s capital expenditures consisted principally of construction of new stores and a new distribution center, and renovations of existing stores. The Company opened new Neiman Marcus stores in Short Hills, New Jersey in August 1995 and in King of Prussia, Pennsylvania in February 1996 and expects to open a new Neiman Marcus store in Paramus, New Jersey in August 1996. The Company completed the construction of a national distribution center in Longview, Texas during the second quarter of fiscal 1996. Capital expenditures are expected to approximate $100.0 million during the current fiscal year.

The Company increased its bank borrowings by $93.3 million since July 29, 1995. At April 27, 1996, the Company had $355.0 million available under its revolving credit facility. That availability will be sufficient to fund the Company s planned capital growth, operating and preferred dividend requirements, and the retirement of the Company s senior notes, of which $52.0 million become due in August 1996 and $80.0 million become due in December 1996. In May 1996, $40.0 million of senior notes was paid on maturity through borrowings from the revolving credit facility.

The Company paid aggregate quarterly dividends of $20.3 million on its preferred stocks during the thirty-nine weeks ended April 27, l996 and $24.1 million on its common and preferred stocks in the thirty-nine weeks ended April 29, 1995. Beginning with the third quarter of fiscal 1995, the Company eliminated its quarterly cash dividend on Common Stock (previously $.05 per share per quarter). Elimination of this dividend conserves approximately $7.6 million of cash annually.

                                    PART II



Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits.

          11.1 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

          27.1  Financial data schedule.

          (b)   Reports on Form 8-K.

                The Company did not file any reports on Form 8-K during the quarter ended April 27, 1996.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         THE NEIMAN MARCUS GROUP, INC.


 Signature                              Title                   Date





Principal Financial         Senior Vice President and           June 10, 1996
Officer:                    Chief Financial Officer



S/John R. Cook
John R. Cook




Principal Accounting        Vice President and Controller       June 10, 1996
Officer:



S/Stephen C. Richards
Stephen C. Richards