Form 10-K405
period 1996-08-03
NEIMAN MARCUS GROUP INC
filed 1996-09-20
CIK 819539

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 3, 1996

                         COMMISSION FILE NUMBER 1-9659
                            ------------------------

                         THE NEIMAN MARCUS GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     27 BOYLSTON STREET, CHESTNUT HILL,                            02167
                 MASSACHUSETTS                                  (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                DELAWARE                                         95-4119509
     (STATE OR OTHER JURISDICTION OF                            (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

           REGISTRANT'S TELEPHONE NUMBER AND AREA CODE: 617-232-0760
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
     Common Stock, $.01 par value               New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 6, 1996 was $500,482,247.

     There were 38,003,702 shares of Common Stock outstanding as of September 6, 1996.

================================================================================

                         THE NEIMAN MARCUS GROUP, INC.

                           ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED AUGUST 3, 1996

                               TABLE OF CONTENTS

                                                                                       PAGE NO.
                                                                                       --------
PART I
  Item 1.    Business................................................................         1
  Item 2.    Properties..............................................................         3
  Item 3.    Legal Proceedings.......................................................         4
  Item 4.    Submission of Matters to a Vote of Security Holders.....................         4
PART II
  Item 5.    Market for the Registrant's Common Equity and Related Stockholder
               Matters...............................................................         4
  Item 6.    Selected Financial Data.................................................         5
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results
               of Operations.........................................................         6
  Item 8.    Financial Statements and Supplementary Data.............................        11
  Item 9.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure..................................................        11
PART III
  Item 10.   Directors and Executive Officers of the Registrant......................        11
  Item 11.   Executive Compensation..................................................        14
  Item 12.   Security Ownership of Certain Beneficial Owners and Management..........        24
  Item 13.   Certain Relationships and Related Transactions..........................        25
PART IV
  Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K........        26
  Signatures.........................................................................

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Neiman Marcus Group, Inc. (together with its operating divisions and subsidiaries, the "Company") is a Delaware corporation which commenced operations in August 1987. Harcourt General, Inc. ("Harcourt General"), a Delaware corporation based in Chestnut Hill, Massachusetts, owns approximately 59% of the outstanding Common Stock of the Company ("Common Stock") and 100% of the outstanding 6% Cumulative Convertible Preferred Stock ("6% Preferred Stock") and 9 1/4% Cumulative Redeemable Preferred Stock ("9 1/4% Preferred Stock," and together with the 6% Preferred Stock, "Preferred Stock") of the Company. In addition, two of Harcourt General's directors and virtually all of its officers and corporate staff, including its Chairman and its Chief Executive Officer, occupy similar positions with the Company. For more information about the relationship between the Company and Harcourt General, see Note 1 to the Summary Compensation Table (in Item 11), Item 12, and Notes 6 and 7 to the Consolidated Financial Statements in Item 14 below. Harcourt General is a public company subject to the reporting requirements of the Securities Exchange Act of 1934. For further information about Harcourt General, reference may be made to the reports filed by Harcourt General from time to time with the Securities and Exchange Commission.

     On September 10, 1996, the Company authorized the filing of a Registration Statement (the "Registration Statement") with the Securities and Exchange Commission (Registration No. 333-11721) for a public offering of 8,000,000 shares of the Company's Common Stock, excluding 1,200,000 shares subject to an underwriters' over-allotment option (the "Offering"). The proceeds from the Offering will be used by the Company to purchase all of its outstanding Preferred Stock from Harcourt General at a total purchase price of approximately $416.4 million, representing 98% of the aggregate stated value of the Preferred Stock, plus accrued and unpaid dividends on the Preferred Stock through the date of the closing of the Offering. The total purchase price will be paid with $135.0 million in shares of Common Stock valued at the public offering price (the "Stock Payment") and the remainder payable in cash (the "Cash Payment"). The Cash Payment will be funded with the net proceeds of the public offering and, if necessary, with borrowings under the Company's revolving credit agreement. To the extent that the underwriters exercise their over-allotment option, the amount of required borrowings under the Company's revolving credit agreement will be decreased, and if the amount of the net proceeds from the Offering exceeds the amount of the Cash Payment, the excess proceeds from the Offering will be used to pay down amounts outstanding under the Company's revolving credit facility. After the consummation of the Offering and the transactions related thereto, Harcourt General will continue to be the majority shareholder of the Company. For additional information concerning the Offering and the transactions related thereto, reference may be made to Note 13 to the Consolidated Financial Statements in Item 14 below and to the Registration Statement as it may be amended from time to time.

BUSINESS OVERVIEW

     The Company, operating through Neiman Marcus Stores, Bergdorf Goodman and NM Direct, is a high end specialty retailer. The 30 Neiman Marcus stores are in premier retail locations in major markets nationwide and the two Bergdorf Goodman stores, the main store and the Bergdorf Goodman Men store, are located in Manhattan at 58th Street and Fifth Avenue. Neiman Marcus Stores and Bergdorf Goodman offer high end fashion apparel and accessories primarily from leading designers. NM Direct, the Company's direct marketing operation, offers a mix of apparel and home furnishings which is complementary to the Neiman Marcus Stores merchandise, and it publishes the Horchow catalogues and the world famous Neiman Marcus Christmas Catalogue.

DESCRIPTION OF OPERATIONS

     Neiman Marcus Stores. Neiman Marcus Stores offer women's and men's apparel, fashion accessories, shoes, cosmetics, furs, precious jewelry, decorative home accessories, fine china, crystal and silver, gourmet food products and children's apparel and gift items. In fiscal 1996, 24% of Neiman Marcus Stores sales were generated from Texas, 30% from the West, 16.5% from the Midwest, 16.5% from the Northeast and 11% from the Southeast and the remainder through its store catalogues and clearance centers. Three of the Neiman Marcus stores had revenues of over $100 million in fiscal 1996 and ten additional stores had revenues over $50 million. No Neiman Marcus store accounted for more than 7.5% of Neiman Marcus Stores revenues in fiscal 1996. The average size of the Neiman Marcus stores is approximately 142,000 gross square feet, and the stores range in size from 90,000 gross square feet to 269,000 gross square feet.

     Bergdorf Goodman. The Company operates two Bergdorf Goodman stores in Manhattan at 58th Street and Fifth Avenue, which is among the most prestigious and well known retail locations in the world. The main Bergdorf Goodman store consists of 250,000 gross square feet. The core of Bergdorf Goodman's offerings includes high end women's apparel and unique fashion accessories from leading designers. Bergdorf Goodman also features traditional and contemporary decorative home accessories, precious jewelry, gifts and gourmet foods. Bergdorf Goodman Men, which opened in August 1990, consists of 66,000 gross square feet and is dedicated to men's apparel and accessories.

     NM Direct. NM Direct offers customers throughout the country the opportunity to purchase upscale quality designed and crafted merchandise with the convenience of at-home shopping. NM Direct mailed 71 different catalogues during fiscal 1996, with an approximate average circulation of 1.25 million households per catalogue. The total number of catalogues mailed during fiscal 1996 was approximately 89 million. NM Direct primarily offers women's apparel under the Neiman Marcus name and, through its Horchow catalogue, offers hard goods such as quality home furnishings, tabletop, linens and decorative accessories. NM Direct also offers a broad range of more modestly priced items through its Trifles and Grand Finale lines and continues to publish the world famous Neiman Marcus Christmas Catalogue.

     The Company also operates several small clearance centers which provide an efficient and controlled outlet for the sale of marked down merchandise from Neiman Marcus Stores, Bergdorf Goodman and NM Direct.

     For additional information concerning the stores operated by the Company, see Item 2 below.

DISTRIBUTION AND LOGISTICS

     In January 1996, the Company commenced operations at its 465,000 square foot National Service Center ("NSC") in Longview, Texas, consolidating distribution operations for those Neiman Marcus stores which previously had been handled by several separate facilities in the Dallas area. The Company also contracts with a third party in Totowa, New Jersey for the provision of distribution services to those stores not served by the NSC.

     NM Direct distributes its goods from its warehouse and distribution center in Las Colinas, Texas, near Dallas. By arranging for vendors to "drop-ship" goods such as furniture, other hard goods and gourmet food directly to the customer, NM Direct reduces the amount of inventory warehousing. The Company has contracted with third party carriers to provide NM Direct with 2-day delivery service with no additional charge to the customer, and it utilizes its carrier services to automate the process of shipping and invoicing for drop-shipped merchandise.

COMPETITION

     The specialty retail industry is highly competitive and fragmented. Moreover, the Company's apparel business is especially dependent upon its designer resources. The Company competes with large specialty retailers, traditional and better department stores, national apparel chains, designer boutiques, individual specialty apparel stores and direct marketing firms.

     The Company competes for customers principally on the basis of quality, assortment and presentation of merchandise, customer service, sales and marketing programs and value, and for quality merchandise and assortment principally based on relationships with designer resources and purchasing power. Neiman Marcus Stores and Bergdorf Goodman also compete for customers on the basis of store ambience, and for real estate opportunities principally on the basis of their ability to attract customers. NM Direct competes principally on the basis of quality, assortment and presentation of merchandise, customer service, price and speed of delivery.

EMPLOYEES

     At August 3, 1996, Neiman Marcus Stores had 11,000 employees, of whom 3,100 were part-time, Bergdorf Goodman had 1,040 employees, of whom 40 were part-time, and NM Direct had 1,100 employees, of whom 500 were part-time. All employee numbers are approximate. None of the employees of Neiman Marcus Stores or NM Direct are subject to collective bargaining agreements. Approximately 12.1% of the Bergdorf Goodman employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are generally good. The Company's staffing requirements fluctuate during the year as a result of the seasonality of the retail apparel industry and, accordingly, the Company generally adds 3,000 to 3,500 more seasonal employees in the second quarter.

CAPITAL EXPENDITURES; SEASONALITY; LIQUIDITY

     For information on capital expenditures, seasonality and liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located at Harcourt General's leased facility in Chestnut Hill, Massachusetts. The operating headquarters for Neiman Marcus Stores, Bergdorf Goodman and NM Direct are located in Dallas, New
York City, and Las Colinas, Texas, respectively. The aggregate square footage used in the Company's operations is approximately as follows:

                                                           OWNED
                                                         SUBJECT TO
                                            OWNED       GROUND LEASE      LEASED         TOTAL
                                          ---------     ------------     ---------     ---------
    Stores..............................    348,000       1,931,000      2,297,000     4,576,000
    Distribution, Support and
      Office Facilities and Clearance
      Centers...........................  1,170,000               0        634,000     1,804,000

     Leases for Neiman Marcus stores, including renewal options, range from 30 to 99 years. The lease on the Bergdorf Goodman main store expires in 2050, and the lease on the Bergdorf Goodman Men store expires in 2010, with two 10-year renewal options. Leases are generally at fixed rentals, and a majority of leases provide for additional rentals based on sales in excess of predetermined levels. The Company owns approximately 50 acres of land in Las Colinas, Texas where its 705,000 square foot NM Direct facility is located and also owns approximately 34 acres of land in Longview, Texas where the NSC is located. For further information on the Company's properties, see "Operating Leases" in Note 11 of the Notes to the Consolidated Financial Statements in Item 14 below.


     The following table sets forth the location, year operations began and gross square footage of each Neiman Marcus and Bergdorf Goodman store:

NEIMAN MARCUS STORES

                                                                  CALENDAR       GROSS
                                                                    YEAR        SQUARE
        LOCATIONS                                                  OPENED        FEET
        ---------                                                 --------     ---------
        Dallas (Downtown).......................................    1907         269,000
        Dallas (NorthPark)......................................    1965         218,000
        Houston (Galleria)......................................    1969         206,000
        Bal Harbour, Florida....................................    1971          94,000
        Atlanta.................................................    1972         154,000
        St. Louis...............................................    1974         143,000
        Northbrook, Illinois....................................    1976         143,000
        Fort Worth..............................................    1977         119,000
        Washington, D.C.........................................    1977         130,000
        Newport Beach, California...............................    1978         124,000
        Beverly Hills...........................................    1979         170,000

                                                                  CALENDAR       GROSS
                                                                    YEAR        SQUARE
        LOCATIONS                                                  OPENED        FEET
        ---------                                                 --------     ---------
        Dallas (Prestonwood)....................................    1979         123,000
        Westchester, New York...................................    1980         138,000
        Las Vegas...............................................    1981         103,000
        Oak Brook, Illinois.....................................    1981         119,000
        San Diego...............................................    1981         106,000
        Fort Lauderdale.........................................    1982          92,000
        San Francisco...........................................    1982         195,000
        Houston (Town & Country)................................    1983         153,000
        Chicago (Michigan Avenue)...............................    1983         188,000
        Boston..................................................    1984         108,000
        Palo Alto, California...................................    1985         120,000
        McLean, Virginia........................................    1989         130,000
        Denver..................................................    1990          90,000
        Minneapolis.............................................    1991         122,000
        Scottsdale, Arizona.....................................    1991         116,000
        Troy, Michigan..........................................    1992         157,000
        Short Hills, New Jersey.................................    1995         137,000
        King of Prussia, Pennsylvania...........................    1996         145,000
        Paramus, New Jersey.....................................    1996         148,000
                                                                               ---------
        Total...................................................               4,260,000
                                                                               =========

BERGDORF GOODMAN

        Bergdorf Goodman Main Store.............................    1901         250,000
        Bergdorf Goodman Men....................................    1990          66,000
                                                                                 -------
        Total...................................................                 316,000
                                                                                 =======

     In addition, the Company plans to open a 160,000 square foot Neiman Marcus store in Honolulu in August 1998.

ITEM 3.  LEGAL PROCEEDINGS

     The Company presently is engaged in various legal actions which are incidental to the ordinary conduct of its business. The Company believes that any liability arising as a result of these actions and proceedings will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol NMG. The following table indicates the quarterly price range of the Common Stock for the past two fiscal years:

                                                            1996                  1995
                                                      -----------------     -----------------
    QUARTER                                            HIGH       LOW        HIGH       LOW
    -------                                           ------     ------     ------     ------
    First...........................................  $18.88     $14.63     $15.50     $13.50
    Second..........................................  $23.50     $17.13     $15.00     $13.00
    Third...........................................  $23.13     $17.25     $15.50     $13.00
    Fourth..........................................  $30.13     $23.63     $15.88     $13.25

     The Company had 12,164 common shareholders of record at September 6, 1996.

     Beginning with the third quarter of fiscal 1995, the Company eliminated its quarterly cash dividend on its Common Stock which previously had been $.05 per share per quarter. The Company currently does not intend to resume paying cash dividends on its Common Stock. The Company's revolving credit agreement contains restrictions on the Company's ability to pay dividends and make other distributions.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below have been derived from the Company's audited Consolidated Financial Statements for each of the five years in the period ended August 3, 1996, and are qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below, the Consolidated Financial Statements in Item 14 below, and the other financial information included elsewhere herein.

                                                                               FISCAL YEAR ENDED
                                                   --------------------------------------------------------------------------
                                                   AUGUST 1,       JULY 31,       JULY 30,       JULY 29,        AUGUST 3,
                                                      1992           1993           1994           1995           1996(1)
                                                   ----------     ----------     ----------     ----------     --------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.........................................  $1,484,945     $1,667,825     $1,789,461     $1,888,249       $2,075,003
Cost of goods sold including buying
  and occupancy costs............................   1,025,670      1,120,561      1,210,262      1,276,776        1,416,296
Selling, general and administrative
  expenses(2)....................................     366,873        412,044        420,667        448,956          485,533
Corporate expenses...............................      13,116         11,898         13,411         12,465           13,719
                                                   ----------     ----------     ----------     ----------       ----------
Operating earnings(2)............................      79,286        123,322        145,121        150,052          159,455
Interest expense(2)..............................     (32,408)       (29,589)       (31,878)       (33,958)         (28,228)
Other income(3)..................................          --         21,741             --             --               --
                                                   ----------     ----------     ----------     ----------       ----------
Earnings from continuing operations before
  income taxes and accounting change.............      46,878        115,474        113,243        116,094          131,227
Income taxes.....................................      19,220         48,499         47,562         48,759           53,803
                                                   ----------     ----------     ----------     ----------       ----------
Earnings from continuing operations
  before accounting change.......................      27,658         66,975         65,681         67,335           77,424
Loss from discontinued operations
  net of taxes (including loss on
  disposal of $9,873 in 1995)(4).................      (5,806)        (8,402)       (49,755)       (11,727)              --
                                                   ----------     ----------     ----------     ----------       ----------
Earnings before accounting change................      21,852         58,573         15,926         55,608           77,424
Change in accounting for postretirement
  health care benefits, net......................          --        (11,199)            --             --               --
                                                   ----------     ----------     ----------     ----------       ----------
Net earnings.....................................      21,852         47,374         15,926         55,608           77,424
Dividends and accretion on redeemable
  preferred stocks(5)............................     (29,197)       (29,068)       (29,080)       (29,092)         (29,104)
                                                   ----------     ----------     ----------     ----------       ----------
Net earnings (loss) applicable to
  common shareholders............................  $   (7,345)    $   18,306     $  (13,154)    $   26,516       $   48,320
                                                   ==========     ==========     ==========     ==========       ==========
Weighted average shares outstanding..............      35,551         37,577         37,946         37,999           38,218
                                                   ==========     ==========     ==========     ==========       ==========
Amounts per share applicable to
  common shareholders:
  Earnings (loss) from continuing operations
    before accounting change.....................  $     (.05)    $     1.00     $      .96     $     1.01       $     1.26
  Loss from discontinued operations..............        (.16)          (.22)         (1.31)          (.31)              --
  Accounting change..............................          --           (.30)            --             --               --
                                                   ----------     ----------     ----------     ----------       ----------
  Net earnings (loss)............................  $     (.21)    $      .48     $     (.35)    $      .70       $     1.26
                                                   ==========     ==========     ==========     ==========       ==========

                                                   AUGUST 1,       JULY 31,       JULY 30,       JULY 29,        AUGUST 3,
                                                      1992           1993           1994           1995             1996
                                                   ----------     ----------     ----------     ----------     --------------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Accounts receivable(2)...........................  $  220,388     $  309,572     $  362,236     $  150,110       $  165,442
Inventories......................................     307,100        362,567        345,145        359,092          443,948
Property and equipment, net......................     422,243        416,519        410,913        423,583          457,625
Total assets.....................................   1,141,438      1,278,574      1,323,128      1,108,437        1,252,350
Total debt(6)....................................     345,490        422,299        485,672        256,306          325,197
Redeemable preferred stocks(5)...................     399,562        401,510        403,470        405,442          407,426
Common shareholders' equity......................      (2,919)        24,358          3,716         26,547           75,607

- ------------
(1) Fiscal 1996 was a 53-week year.

(2) In March 1995 the Company sold all of its Neiman Marcus credit card receivables to a trust in exchange for certificates representing undivided interests in such receivables. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Review of Financial Condition" in Item 7. The securitization resulted in a decrease in finance charge income (which is recorded as an offset to selling, general and administrative expenses) and a resulting decrease in operating earnings in fiscal 1995 and 1996. To provide a meaningful comparison of selling, general and administrative expenses and operating earnings in fiscal 1995 and 1996 to such items in fiscal 1992 through 1994, the following chart shows each item as if the securitization had not occurred:

                                                                                          FISCAL YEAR ENDED
                                                                                       -----------------------
                                                                                                       AUGUST
                                                                                       JULY 29,          3,
                                                                                         1995           1996
                                                                                       --------       --------
      Selling, general and administrative expenses...................................  $441,856       $466,493
      Operating earnings.............................................................  $157,152       $178,495

    The securitization also had the effect of reducing accounts receivable in fiscal 1995 by approximately $246 million.

(3) Represents settlement of several disputes with Carter Hawley Hale Stores, Inc., which had operated the Neiman Marcus and Bergdorf Goodman businesses prior to 1987.

(4) Reflects the operations of Contempo Casuals, which was sold by the Company on June 30, 1995. See Note 2 to the Consolidated Financial Statements.

(5) After the consummation of the Offering and the transactions related thereto, no shares of Preferred Stock will be outstanding.

(6) Includes obligations under capital leases. See Note 5 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's financial performance reflects a favorable environment for the sale of high end merchandise as well as the strong competitive position of its three operating entities: Neiman Marcus Stores, Bergdorf Goodman and NM Direct. Revenues from continuing operations exceeded $2.0 billion for the first time in fiscal 1996, increasing 16.0% over revenues of $1.8 billion in fiscal 1994. Earnings from continuing operations increased 17.9% from $65.7 million to $77.4 million during the same period.

     Approximately 75% of the Company's revenues are generated by Neiman Marcus Stores with the balance split approximately equally between Bergdorf Goodman and NM Direct. In fiscal 1995, the Company solidified its focus on the high end specialty retail market with the sale of its Contempo Casuals operations, which is reflected in the Company's financial statements as a discontinued operation.

     Revenue growth over the last three fiscal years at Neiman Marcus Stores and Bergdorf Goodman can be attributed primarily to increases in comparable store sales during such periods and two new store openings in fiscal 1996. Since August 1995, the Company has opened three new Neiman Marcus stores, adding 430,000 gross square feet in the Northeast market. The Company also plans to open a new Neiman Marcus store in Honolulu's Ala Moana Center in August 1998, which will add approximately 160,000 gross square feet. In fiscal 1996, average sales per gross square foot reached an all-time high of $380 at Neiman Marcus Stores and $786 at Bergdorf Goodman, representing a 12.4% and 8.3% increase, respectively, over fiscal 1994 levels. The Company has consistently focused on renovating and modernizing its stores to improve productivity, while concurrently aiming to improve average transaction amounts and comparable sales growth with programs which are designed to increase the customers' awareness of other merchandise offerings in the store and serve more of their merchandise needs. In addition, to meet the demand of their customers for fine merchandise, over the past two fiscal years Neiman Marcus Stores and Bergdorf Goodman have placed a greater emphasis on higher quality merchandise at higher opening price point ranges.

     In fiscal 1996, the Company's operating earnings rose to $159.5 million from $150.1 million in fiscal 1995 and $145.1 million in fiscal 1994. The comparability of these results, however, is affected by the Company's securitization of its credit card receivables in fiscal 1995 as part of the Company's overall financing strategy. The sale of these credit card receivables resulted in a decrease in finance charge income (which is recorded as an offset to selling, general and administrative expenses) and a resulting decrease in the Company's operating earnings. This reduction amounted to $19.0 million in fiscal 1996 and $7.1 million in fiscal 1995. Management believes that the fiscal 1997 reduction will be comparable to the reduction experienced in fiscal 1996. The securitization, however, also reduced interest expense during fiscal 1995 and 1996 as the proceeds were used to repay outstanding debt.

     The Company utilizes the LIFO method of accounting for valuing its inventories, which provides a better matching of revenues with expenses than the FIFO method which is used by some specialty retail companies. The most important factors contributing to differences between the LIFO and FIFO methods include the rate of inflation, inventory levels and markdowns. As a result of these factors, operating earnings were $0.7 million higher in fiscal 1996, $10.4 million higher in fiscal 1995, and $2.4 million lower in fiscal 1994 than they would have been using the FIFO method.

     Because a substantial portion of the Company's selling, general and administrative expenses is made up of fixed charges, comparable sales increases improve the Company's operating profit margin. Management believes that various programs designed to increase sales, coupled with improved technologies in merchandising and selling information systems, have contributed to the Company's increased operating earnings, and will continue to improve productivity and profitability in the future.

     In fiscal 1995, revenues at NM Direct were adversely affected by weak demand for its apparel merchandise. As a result, NM Direct repositioned its merchandise assortment, placing greater emphasis on hard goods and home furnishings and less emphasis on its Horchow apparel offerings. NM Direct may increase its revenues by selectively entering international markets. NM Direct entered the catalogue market in Japan in fiscal 1995 with its Horchow catalogue and is introducing the Neiman Marcus Christmas Catalogue in Japan this holiday season. NM Direct's results are significantly affected by fluctuations in the cost of paper and postage. In particular, in fiscal 1995, increased paper and postage costs had a significant effect on the operating results of NM Direct. In response, NM Direct reduced the page count and number of its catalogues and repositioned its merchandise mix as discussed above. These initiatives resulted in increased revenues and operating earnings in fiscal 1996 for NM Direct.

     In addition to opening new stores, the Company continues to make significant capital investments that it believes will result in increased productivity. In particular, during fiscal 1994, 1995 and 1996, the Company invested approximately $90.0 million in remodeling its existing store base. In fiscal 1997, major projects will include (i) commencing a full remodeling and expansion of the Fashion Island store in Newport Beach, California and continuing a partial remodeling and expansion of the Beverly Hills store; (ii) completing a major renovation of the first floor of Bergdorf Goodman Men, which will add a new main entrance on Fifth Avenue and greatly improve the departmental adjacencies and flow of the main floor and (iii) constructing a beauty salon and spa in the newly acquired ninth floor of the Bergdorf Goodman main store which will permit expansion of the decorative home business into the approximately 4,000 square feet of space currently occupied by the existing beauty salon.

     In addition, in fiscal 1996, the Company began operating a new distribution center for Neiman Marcus Stores, which consolidated the distribution function previously provided by several older facilities in the Dallas area. In fiscal 1995, the Company completed the expansion of its direct marketing distribution and fulfillment center for NM Direct and closed its other NM Direct distribution centers. The Company expects that these facilities will provide future cost savings and operational efficiencies.

     In connection with the repurchase of the Preferred Stock in connection with the Offering, the Company will incur a nonrecurring, non-cash charge to earnings applicable to common shareholders. The amount of this charge is dependent upon the price at which the Common Stock will be sold in the Offering. The Company will report such amount in its Quarterly Report on Form 10-Q for the quarter in which such charge is incurred. For additional information concerning this charge, see Note 13 to the Consolidated Financial Statements in Item 14 below.


OPERATING RESULTS


     In fiscal 1996, the reporting period included 53 weeks as compared to 52 weeks in each of fiscal years 1995 and 1994.

                                                                 FISCAL YEAR ENDED
                                                       ---------------------------------------

                                                       JULY 30,       JULY 29,       AUGUST 3,
                                                         1994           1995           1996
                                                       --------       --------       ---------
                                                               (DOLLARS IN MILLIONS)
    REVENUES
    Neiman Marcus Stores.............................  $1,311.5       $1,398.8       $1,566.7
    Bergdorf Goodman.................................     229.5          241.5          251.9
    NM Direct........................................     248.5          247.9          256.4
                                                       --------       --------       --------
    Total............................................  $1,789.5       $1,888.2       $2,075.0
                                                       ========       ========       ========
    OPERATING EARNINGS(1)
    Neiman Marcus Stores.............................  $  119.8       $  132.3       $  134.0
    Bergdorf Goodman.................................      10.3           16.6           16.5
    NM Direct........................................      28.4           13.7           22.7
    Corporate expenses...............................     (13.4)         (12.5)         (13.7)
                                                       --------       --------       --------
    Total............................................  $  145.1       $  150.1       $  159.5
                                                       ========       ========       ========
    OPERATING PROFIT MARGINS(1)
    Neiman Marcus Stores.............................       9.1%           9.5%           8.6%
    Bergdorf Goodman.................................       4.5%           6.9%           6.6%
    NM Direct........................................      11.4%           5.5%           8.9%
    Total(2).........................................       8.1%           7.9%           7.7%

- ---------------
(1) In fiscal 1995 and fiscal 1996 operating earnings and operating profit margins include the impact of the Company's credit card receivables securitization. For comparison purposes, excluding the impact of the Company's credit card receivables securitization, operating earnings for Neiman Marcus Stores and NM Direct would have been $138.3 and $14.8 in fiscal 1995 and $150.4 and $25.4 in fiscal 1996, respectively and the operating profit margins would have been 9.9% and 6.0% in fiscal 1995 and 9.6% and 9.9% in fiscal 1996, respectively. See "Review of Financial Condition" below.

(2) After corporate expenses.


FISCAL 1996 VERSUS FISCAL 1995

     Revenues in fiscal 1996 increased 9.9% to $2.08 billion from $1.89 billion in fiscal 1995. The revenue growth was primarily attributable to a 5.4% increase in comparable sales and, to a lesser extent, the opening of two new Neiman Marcus stores during the year. Additionally, fiscal 1996 included 53 weeks, while fiscal 1995 consisted of 52 weeks. The 53rd week is not included in comparable sales.

     Cost of goods sold increased 10.9% to $1.42 billion in fiscal 1996, primarily due to higher sales volume. As a percentage of revenues, cost of goods sold was 68.3% in fiscal 1996 compared to 67.6% in fiscal 1995. The higher percentage is primarily due to higher markdowns during the holiday season.

     Selling, general and administrative expenses increased 8.1% to $485.5 million in fiscal 1996 from $449.0 million in fiscal 1995, primarily due to new store openings, higher selling costs and lower finance charge income. As a percentage of revenues, selling, general and administrative expenses were 23.4% in fiscal 1996 compared to 23.8% in fiscal 1995. The Company's securitization of its credit card receivables, which was completed in March 1995, reduced finance charge income, and thereby increased selling, general and administrative expenses, by approximately $19.0 million in fiscal 1996 and $7.1 million in fiscal 1995.

     Corporate expenses, which consist primarily of charges for salaries, benefits and overhead for the individuals who provide services under the intercompany services agreement with Harcourt General, legal fees and professional fees, increased $1.2 million in fiscal 1996 to $13.7 million, compared to $12.5 million in the prior year. The increase is primarily attributable to higher compensation expense resulting from the Company's employees accepting the cash value of certain stock options rather than exercising such options for shares of Common Stock.

     Operating earnings increased to $159.5 million in fiscal 1996 from $150.1 million in the prior year. The increase is attributable to higher sales volume at each of the Company's operating entities, partially offset by the full year impact of the credit card receivables securitization. Operating earnings at NM Direct improved significantly in comparison to fiscal 1995, due to increased revenues and lower paper and postage expenses.

     Interest expense decreased 16.9% to $28.2 million in fiscal 1996, primarily due to lower debt levels resulting from the use of the proceeds from the Company's credit card receivables securitization in March 1995 to pay down outstanding debt.

     The Company's effective income tax rate decreased to 41% in fiscal 1996 from 42% in fiscal 1995. The decrease was attributable to lower state income taxes.

FISCAL 1995 VERSUS FISCAL 1994

     Revenues in fiscal 1995 increased to $1.89 billion from $1.79 billion in fiscal 1994. The 5.5% increase was attributable to comparable sales growth resulting from increased transaction volume and a higher average transaction amount at both Neiman Marcus Stores and Bergdorf Goodman. Revenues at NM Direct were essentially flat compared to fiscal 1994.

     Cost of goods sold increased 5.5% to $1.28 billion in fiscal 1995, primarily due to incremental merchandise sold. Neiman Marcus Stores and Bergdorf Goodman both experienced improved gross profit through increased transaction volume and higher average transaction amounts, partially offset by higher markdowns. The improvements at Neiman Marcus Stores and Bergdorf Goodman were offset by lower gross profit at NM Direct, primarily as a result of lower retail markups and higher markdowns. As a percentage of revenues, cost of goods sold was unchanged at 67.6% in fiscal 1995 compared to fiscal 1994.

     Selling, general and administrative expenses increased 6.7% in fiscal 1995 to $449.0 million. The increase was a result of both higher sales volume and higher sales promotion expenses. As a percentage of revenues, selling, general and administrative expenses were 23.8% in fiscal 1995 compared to 23.5% in fiscal 1994. The securitization of the Company's credit card receivables, which was completed in March 1995, had the effect of reducing finance charge income by $7.1 million in fiscal 1995.

     Corporate expenses decreased 7.1% to $12.5 million in fiscal 1995 compared to fiscal 1994. This decrease was primarily due to lower fees under the intercompany services agreement with Harcourt General and lower professional fees.

     Operating earnings increased to $150.1 million from $145.1 million in the prior year. Neiman Marcus Stores and Bergdorf Goodman operating earnings improved primarily as a result of increased transaction volume. NM Direct operating earnings decreased substantially primarily as a result of higher paper and postage costs in fiscal 1995.

     Interest expense increased 6.5% in fiscal 1995 to $34.0 million, reflecting higher interest rates on bank borrowings and higher average outstanding borrowings during the first half of fiscal 1995.

     The Company's effective income tax rate was unchanged at 42% in fiscal
1995.

     The loss from discontinued operations of $11.7 million in fiscal 1995 included $1.9 million of after-tax Contempo Casuals operating losses and an after-tax loss on disposal of $9.9 million. In fiscal 1994, the after-tax loss from discontinued Contempo Casuals operations was $49.8 million, which included an after-tax restructuring charge of $28.1 million.

REVIEW OF FINANCIAL CONDITION

     In fiscal 1996, the Company had sufficient cash flows from operations and its revolving credit agreement to finance its working capital needs, capital expenditures and preferred dividend requirements. Operating activities provided net cash of $42.7 million in fiscal 1996 compared to $105.7 million in fiscal 1995. Despite the increase in net earnings from $55.6 million in fiscal 1995 to $77.4 million in fiscal 1996, cash provided by operations decreased primarily due to higher inventory levels and accounts receivable balances attributable to new Neiman Marcus stores.

     The Company's capital expenditures consisted principally of construction of new stores and a new distribution and service center, and renovations of existing stores. The Company opened new Neiman Marcus stores in Short Hills, New Jersey in August 1995, in King of Prussia, Pennsylvania in February 1996 and in Paramus, New Jersey in August 1996. Capital expenditures were $85.7 million in fiscal 1996, $93.5 million in fiscal 1995 and $65.1 million in fiscal 1994. Additional store renovation plans include the remodeling of certain Neiman Marcus stores and the expansion and remodeling of both Bergdorf Goodman stores. Capital expenditures are currently estimated to approximate $75.0 million in fiscal 1997.

     During fiscal 1996, the Company increased its bank borrowings by $109.9 million which included borrowings made in May 1996 to repay $40.0 million of senior notes. At August 3, 1996, the Company had $340.0 million available under its $500.0 million revolving credit facility, which expires in April 2000. In August 1996, an additional $52.0 million of senior notes were paid on maturity through borrowings under the revolving credit facility. The Company believes that following the consummation of the Offering and the transactions completed thereby, it will have sufficient financial resources to fund its planned capital expenditures, operating requirements, and the retirement of the Company's remaining $80.0 million of senior notes which become due in December 1996.

     Beginning with the third quarter of fiscal 1995, the Company eliminated its quarterly cash dividend on the Common Stock (previously $.05 per share per quarter). Elimination of this dividend conserves approximately $7.6 million of cash annually for use in the Company's operations. In fiscal 1996, the Company paid aggregate dividends of $27.1 million on the Preferred Stock. The consummation of the Offering and the related transactions will eliminate the required future dividend and sinking fund payments on the Preferred Stock.

     In March 1995, the Company sold all of its Neiman Marcus credit card receivables through a subsidiary to a trust in exchange for certificates representing undivided interests in such receivables. Certificates representing an undivided interest in $246.0 million of these receivables were sold to third parties in a public offering of $225.0 million 7.60% Class A certificates and $21.0 million 7.75% Class B certificates. The Company's subsidiary will retain the remaining undivided interest in the receivables not represented by the Class A and Class B certificates. A portion of that interest is subordinated to the Class A and Class B certificates. The Company will continue to service all receivables for the trust. This sale had the effect of decreasing accounts receivable and outstanding debt by $246.0 million.

SEASONALITY

     The specialty retail industry is seasonal in nature, and a disproportionately high level of the Company's sales and earnings typically are generated in the fall and holiday selling seasons. The Company's working capital requirements and inventories increase substantially in the first quarter in anticipation of the holiday selling season.

IMPACT OF INFLATION

     The Company has adjusted selling prices to maintain certain profit levels and will continue to do so as competitive conditions permit. In general, management believes that the impact of inflation or of changing prices has not had a material effect on the Company's results of operations during the last three fiscal years, except as discussed above in "Overview" with respect to the LIFO method of inventory valuation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Statement establishes a fair value-based method of accounting for stock-based compensation plans, which may be recognized or disclosed at the Company's option. The Company will adopt the disclosure approach under SFAS 123 beginning in fiscal year 1997.

     In June 1996, the FASB issued Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125), which is effective for transactions entered into after December 31, 1996. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The effect of adopting SFAS 125 is not expected to be material to the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and supplementary data set forth in
Item 14 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A. Directors

     Below are the names, ages at September 6, 1996, and principal occupations for the last five years of each director of the Company.

Class I Directors -- Terms expire at 1998 Annual Meeting

Richard A. Smith -- 71
  Director since 1987        Chairman of the Board of the Company and of
                             Harcourt General; Chairman of the Board, President
                             (until November 1, 1995) and Chief Executive
                             Officer of GC Companies, Inc. since December 1993;
                             Chief Executive Officer of the Company and of Harcourt General until December 1991; Director of
                             Harcourt General, GC Companies, Inc., Liberty
                             Mutual Insurance Company, Liberty Mutual Fire
                             Insurance Company, Liberty Financial Companies,
                             Inc., Bank of Boston Corporation and its principal subsidiary, The First National Bank of Boston. Mr.
                             Smith is the father of Robert A. Smith, Group Vice
                             President of the Company and a director of Harcourt
                             General.

Robert J. Tarr, Jr. -- 52
  Director since 1987        President, Chief Executive Officer (since December
                             1991) and Chief Operating Officer of the Company and of Harcourt General; Director of Harcourt
                             General, Open Market, Inc. and John Hancock Mutual
                             Life Insurance Company.

Class II Directors -- Terms expire at 1999 Annual Meeting

Walter J. Salmon -- 65
  Director since 1987        Stanley Roth, Sr. Professor of Retailing, Graduate
                             School of Business Administration, Harvard
                             University; Director of Hannaford Bros. Co., The
                             Quaker Oats Company, Circuit City Stores, Inc.,
                             Luby's Cafeterias, Inc. and Harrah's Entertainment,
                             Inc.

Matina S. Horner -- 57
  Director since 1993        Executive Vice President of the Teachers Insurance
                             and Annuity Association-College Retirement Equities
                             Fund (TIAA-CREF) and President Emerita of Radcliffe
                             College since 1989; President of Radcliffe College for 17 years prior thereto; Director of Boston
                             Edison Company.

Class III Director -- Term expires at 1997 Annual Meeting

Jean Head Sisco -- 71
  Director since 1987        Partner in Sisco Associates, international
                             management consultants; Director of Textron, Inc., Sante Fe Pacific Gold Corp., Washington Mutual
                             Investors Fund, Chiquita Brands International,
                             Inc., The American Funds Tax-Exempt Series I and
                             K-Tron International, Inc.

     B. Executive Officers Who Are Not Directors

     Below are the names, ages at September 6, 1996, and principal occupations for the last five years of each executive officer of the Company who is not also a director of the Company. All such persons have been elected to serve until the next annual election of officers and their successors are elected or until their earlier resignation or removal.

John R. Cook -- 55           Senior Vice President and Chief Financial Officer
                             of the Company and of Harcourt General since
                             September 1992; Senior Vice President -- Finance and Administration and Chief Financial Officer of
                             NACCO Industries, Inc. prior thereto.

Stephen C. Elkin -- 53       Chairman and Chief Executive Officer of Bergdorf
                             Goodman since May 1994; President and Chief
                             Operating Officer of Bergdorf Goodman prior thereto.

Peter Farwell -- 53          Vice President -- Corporate Relations of the
                             Company and of Harcourt General.

Bernie Feiwus -- 48          President and Chief Executive Officer of NM Direct
                             since October 1991; Executive Vice President of
                             Neiman Marcus -- Horchow Mail Order Division from
                             March 1991 to October 1991.

Eric P. Geller -- 49         Senior Vice President and General Counsel of the
                             Company and of Harcourt General since May 1992;
                             Secretary of the Company since January 1992 and of Harcourt General since December 1991; Vice
                             President, Associate General Counsel and Assistant
                             Secretary of the Company and of Harcourt General prior thereto.

Paul F. Gibbons -- 45        Vice President and Treasurer of the Company and of
                             Harcourt General since August 1992; Vice President and Treasurer of GC Companies, Inc. since March
                             1994; Vice President -- Taxation of the Company and of Harcourt General prior to August 1992.

Gerald T. Hughes -- 39       Vice President -- Human Resources of the Company
                             and of Harcourt General since June 1994; Associate
                             General Counsel of the Company and of Harcourt
                             General with responsibility for labor and employment matters from August 1992 to June 1994;
                             Labor Counsel of the Company and of Harcourt
                             General prior thereto.

Dawn Mello -- 64             President of Bergdorf Goodman since May 1994 and
                             from 1983 to 1989; Executive Vice President and
                             Creative Director Worldwide of Guccio Gucci SpA from October 1989 to May 1994.

Michael F. Panutich -- 48    Vice President -- General Auditor of the Company
                             and of Harcourt General since June 1993; Vice
                             President -- Accounting of the Company and of Harcourt General prior thereto.

Stephen C. Richards -- 40    Vice President and Controller of the Company and of
                             Harcourt General since June 1993; Vice President and Controller of GC Companies, Inc. since January
                             1994; Partner, Deloitte & Touche prior to June
                             1993.

Gerald A. Sampson -- 55      President and Chief Operating Officer of Neiman
                             Marcus Stores since April 1993; Chairman of May
                             Company California, a division of May Department
                             Stores Company, from 1991 to January 1993.

Craig B. Sawin -- 40         Vice President -- Planning and Analysis of the
                             Company and of Harcourt General.

Robert A. Smith -- 37        Group Vice President of the Company since January
                             1992 and of Harcourt General since December 1991;
                             President and Chief Operating Officer of GC
                             Companies, Inc. since November 1, 1995; Vice
                             President -- Corporate Development of the Company from March 1989 to January 1992; Vice
                             President -- Corporate Development of Harcourt
                             General from December 1988 to December 1991;
                             Director of Harcourt General. Mr. Smith is the son of Richard A. Smith, the Chairman of the Company and of Harcourt General.

Burton M. Tansky -- 58       Chairman and Chief Executive Officer of Neiman
                             Marcus Stores since May 1994; Chairman and Chief
                             Executive Officer of Bergdorf Goodman from February
                             1992 to May 1994; Vice Chairman of Bergdorf Goodman from February 1991 to February 1992.

     C. Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Company believes that all filing requirements applicable to its insiders were complied with during fiscal 1996.

ITEM 11.  EXECUTIVE COMPENSATION

                         SUMMARY COMPENSATION TABLE(1)

     The following table provides information on the compensation provided by the Company during fiscal 1996, 1995 and 1994 to the Company's Chief Executive
Officer and the five most highly paid executive officers of the Company during fiscal 1996.

                                                                                      LONG-TERM
                                                                                   COMPENSATION(2)
                                                                                ---------------------
                                                                                       AWARDS
                                           ANNUAL COMPENSATION                  ---------------------
                             -----------------------------------------------    RESTRICTED
                                                               OTHER ANNUAL       STOCK                   ALL OTHER
         NAME AND            FISCAL     SALARY      BONUS      COMPENSATION       AWARDS      OPTIONS    COMPENSATION
    PRINCIPAL POSITION        YEAR       ($)        ($)(3)        ($)(4)          ($)(5)        (#)         ($)(6)
- ---------------------------  ------    --------    --------    -------------    ----------    -------    ------------
R. J. Tarr, Jr.(1)            1996           --          --             --             --         --             --
President, Chief Executive    1995           --          --             --             --         --             --
Officer and Chief Operating   1994           --          --             --             --         --             --
Officer

B. Tansky                     1996     $650,000    $292,500             --       $153,750         --        $16,866
Chairman and Chief            1995     $600,000    $230,640       $160,339             --     25,000        $14,560
Executive Officer of          1994     $543,750    $122,640             --             --     21,500        $10,647
Neiman Marcus Stores

G. Sampson                    1996     $475,000    $190,000             --             --     12,000        $12,854
President and Chief           1995     $450,000    $150,480             --       $ 71,875         --        $12,687
Operating Officer of          1994     $431,250    $172,500             --             --     10,000        $ 6,421
Neiman Marcus Stores

S. Elkin                      1996     $480,000          --             --       $115,313         --        $17,170
Chairman and Chief            1995     $450,000    $ 22,500             --             --     20,000        $15,812
Executive Officer of          1994     $391,875    $ 65,262             --             --     10,000        $ 9,650
Bergdorf Goodman

D. Mello(7)                   1996     $350,000    $ 67,900             --       $ 53,813         --        $ 8,496
President of                  1995     $325,000    $ 50,000             --             --     15,000        $ 2,418
Bergdorf Goodman              1994     $ 50,416    $ 28,438             --             --         --        $   612

B. Feiwus                     1996     $325,000    $126,750             --       $ 76,875     10,000        $10,026
President and Chief           1995     $300,000          --             --             --     10,000        $ 7,314
Executive Officer of NM       1994     $275,000    $ 88,000             --             --      7,500        $ 5,883
Direct

- ---------------
(1) Under the terms of an Intercompany Services Agreement, Harcourt General provides certain management, accounting, financial, legal, tax, personnel and other corporate services to the Company, including the services of certain senior officers of Harcourt General who are also senior officers of the Company, in consideration of a fee based on Harcourt General's direct and indirect costs of providing the corporate services. The level of services and fees are subject to the approval of the Special Review Committee of the Board of Directors of the Company, which consists solely of directors who are independent of Harcourt General. During fiscal 1996, 1995 and 1994, the Company paid or accrued approximately $6.9 million, $6.5 million and $6.9 million, respectively, to Harcourt General for all of its services under the Intercompany Services Agreement. With the exception of Mr. Tarr, the senior officers of Harcourt General, who derive all of their compensation directly from Harcourt General, are not included in this table. Mr. Tarr is also the President and Chief Executive Officer of Harcourt General. All of Mr. Tarr's cash and non-cash compensation is paid by Harcourt General pursuant to Mr. Tarr's employment agreement with Harcourt General. Of the amounts paid by the Company to Harcourt General under the Intercompany Services Agreement for fiscal 1996, 1995 and 1994, approximately $2.3 million, $2.4 million and $2.3 million, respectively, were attributable to Mr. Tarr's services. These amounts include costs related to Mr. Tarr's base compensation, bonuses, benefits and amounts necessary to fund his retirement benefits, all of which are direct obligations of Harcourt General.

(2) The Company does not have a long-term compensation program that includes long-term incentive payouts. No stock appreciation rights were granted to any of the named executive officers during the years reported in the table. During fiscal 1996, certain named executive officers surrendered vested options to purchase shares of Common Stock in consideration of payments from the Company representing the difference between the closing price of the Common Stock on the New York Stock Exchange on the respective dates on which the options were surrendered and the various option exercise prices. For additional information concerning these transactions, see "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values," below.

(3) Bonus payments are reported with respect to the year in which the related services were performed.

(4) No disclosure regarding items included in this category is required unless the amounts in any year for any named executive officer exceed the lesser of $50,000 or 10% of the annual salary and bonus for the named executive officer. Of the $160,339 reported with respect to Mr. Tansky in this column for fiscal 1995, $140,236 was attributable to relocation-related reimbursements paid by the Company in fiscal 1995 in connection with his position as Chairman and Chief Executive Officer of Neiman Marcus Stores (Mr. Tansky previously was Chairman and Chief Executive Officer of Bergdorf Goodman).

(5) Calculated by multiplying the closing price of the Common Stock on the New York Stock Exchange on the date of grant by the number of shares awarded. Twenty percent of an award of restricted Common Stock are freed from the restrictions on transfer each year, commencing one year after the date of grant, provided that the recipient continues to be employed by the Company on the anniversary date of the grant. Holders of restricted stock are entitled to vote their restricted shares. In the event of termination of employment for any reason, other than death or permanent disability, restricted shares are forfeited by the holders and revert to the Company. At the end of fiscal 1996, the named executive officers' restricted stock holdings and market values (based on the New York Stock Exchange closing price of $27.375 for the Common Stock at fiscal year end) were as follows:
     Mr. Tansky -- 10,000 shares ($273,750); Mr. Sampson -- 4,000 shares ($109,500); Mr. Elkin -- 8,500 shares ($232,688); Ms. Mello -- 3,500 shares
     ($95,813) and Mr. Feiwus -- 5,400 shares ($147,825). The restricted shares held by Mr. Tansky and Ms. Mello were granted in fiscal 1996, the restricted shares held by Mr. Sampson were granted in fiscal 1995, and the restricted shares held by Messrs. Elkin and Feiwus were granted in fiscal 1996 and fiscal 1992.

(6) The items accounted for in this column include the cost to the Company of matching contributions under (a) the Company's Key Employee Deferred Compensation Plan or the Employee Savings Plan (401(k) Plan) and (b) group life insurance premiums. For fiscal 1996, such amounts for each of the named executive officers were, respectively, as follows: Mr.
     Tansky -- $13,146 and $3,720; Mr. Sampson -- $9,351 and $3,503; Mr.
     Elkin -- $7,538 and $9,632; Ms. Mello -- $6,000 and $2,496; and Mr.
     Feiwus -- $4,844 and $5,182.

(7) Ms. Mello rejoined the Company in May 1994. As a condition of employment, Ms. Mello was guaranteed a minimum bonus of $50,000 for fiscal 1995.

                      OPTION GRANTS IN LAST FISCAL YEAR(1)


     The following table provides information regarding options granted under the Company's 1987 Stock Incentive Plan during the fiscal year ended August 3,
1996 to the executive officers named in the Summary Compensation Table.

                                              INDIVIDUAL GRANTS
                                      ----------------------------------
                                                      % OF                             POTENTIAL REALIZABLE
                                      NUMBER OF      TOTAL                               VALUE AT ASSUMED
                                      SECURITIES    OPTIONS                            ANNUAL RATES OF STOCK
                                      UNDERLYING   GRANTED TO   EXERCISE                 PRICE APPRECIATION
                                       OPTIONS     EMPLOYEES    OR BASE                  FOR OPTION TERM(2)
                                       GRANTED     IN FISCAL     PRICE     EXPIRATION  ---------------------
NAME                                    (#)(3)        YEAR       ($/SH)       DATE       5%($)      10%($)
- ----                                  ----------   ----------   --------   ----------   --------   --------
R. Tarr(4)..........................      --           --           --          --          --         --
B. Tansky(5)........................      --           --           --          --          --         --
G. Sampson..........................    12,000        9.33%      $15.375     9/09/05    $116,031   $294,045
S. Elkin(5).........................      --           --           --          --          --         --
D. Mello(5).........................      --           --           --          --          --         --
B. Feiwus(5)........................    10,000        7.78%      $15.375     9/09/05    $ 96,693   $245,038

- ---------------
(1) No stock appreciation rights were granted to any named executive officer during fiscal 1996.

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

(5) Each of Messrs. Tansky, Elkin, Feiwus, and Ms. Mello, received grants of restricted stock in fiscal 1996. For details, see the Summary Compensation Table and Note 5 thereto, above.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table provides information regarding the number and value of stock options held at August 3, 1996 by the executive officers named in the Summary Compensation Table.

                                                                         NUMBER OF               VALUE OF
                                                                   SECURITIES UNDERLYING        UNEXERCISED
                                                                        UNEXERCISED            IN-THE-MONEY
                                                                      OPTIONS/SARS AT         OPTIONS/SARS AT
                                                                     AUGUST 3, 1996(#)       AUGUST 3, 1996($)
                                                                   ---------------------     -----------------
                           SHARES ACQUIRED          VALUE              EXERCISABLE/            EXERCISABLE/
NAME                      ON EXERCISE(#)(1)     REALIZED($)(2)         UNEXERCISABLE         UNEXERCISABLE(3)
- ----                      -----------------     --------------     ---------------------     -----------------
R. Tarr, Jr.(4).........            --                   --                           --                    --
B. Tansky...............            --                   --                46,600/39,900      $629,100/531,462
G. Sampson..............            --                   --                 4,000/18,000      $ 51,500/221,250
S. Elkin................         4,649             $ 36,695                46,350/26,000      $570,900/346,750
D. Mello................         1,500             $ 18,000                 1,500/12,000      $ 19,500/156,000
B. Feiwus...............        16,711             $105,354                     0/24,500      $      0/312,688

- ---------------
(1) The number of shares listed in this column for each of the named executive officers represents the surrender of vested options to purchase shares of Common Stock at various exercise prices. The Company paid the executive officers the respective amounts shown in the second column of this table in connection with such surrenders. Those amounts were calculated based on the difference between the closing price of the Common Stock on the New York Stock Exchange on the respective dates on which the options were surrendered and the various option exercise prices.

(2) Represents the difference between the closing price of the Common Stock on The New York Stock Exchange on the date of exercise and the option exercise price.

(3) The value of unexercised in-the-money options is calculated by multiplying the number of underlying shares by the difference between the closing price of the Common Stock on the New York Stock Exchange at fiscal year end ($27.375) and the option exercise price for those shares. These values have not been realized. The closing price of the Common Stock on the New York Stock Exchange on September 6, 1996 was $32.625.

(4) None of the executive officers of Harcourt General who are also officers of the Company, including Mr. Tarr, participate in the Company's 1987 Stock Incentive Plan.

DIRECTORS COMPENSATION

     Directors who are not affiliated with the Company or Harcourt General each receive an annual retainer of $20,000 and a fee of $1,500 per Board of Directors meeting attended, plus travel and incidental expenses (an aggregate of $3,348 in fiscal 1996) incurred in attending meetings and carrying out their duties as directors. They also receive a fee of $500 (the Chairperson receives $1,000) for each committee meeting attended. If a director is unable to attend a meeting in person but participates by telephone, he or she receives one-half of the fee that would otherwise be payable.

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

     The Company also maintains a Supplemental Executive Retirement Plan (the "SERP"). The SERP is an unfunded, nonqualified plan under which benefits are paid from the Company's general assets to supplement Retirement Plan benefits and Social Security. Executive, administrative and professional employees (other than those employed as salespersons) with an annual base salary at least equal to a self-adjusting minimum ($100,000 as of August 3, 1996) are eligible to participate. At normal retirement age (age 65), a participant with 25 or more years of service is entitled to payments under the SERP sufficient to bring his or her combined annual benefit from the Retirement Plan and SERP, computed as a straight life annuity, up to 50% of the participant's highest consecutive 60 month average of annual pensionable earnings, less 60% of his or her estimated annual primary Social Security benefit. If the participant has fewer than 25 years of service, the combined benefit is proportionately reduced. In computing the combined benefit, "pensionable earnings" means base salary, including any salary which may have been deferred. Benefits under the SERP become fully vested after five years of service with the Company.

     The following table shows the estimated annual pension benefits payable to employees in various compensation and years of service categories. The estimated benefits apply to an employee retiring at age 65 in 1996 who elects to receive his or her benefit in the form of a straight life annuity. These benefits include amounts attributable to both the Retirement Plan and the SERP and are in addition to any retirement benefits that might be received from Social Security.


                                ESTIMATED ANNUAL RETIREMENT BENEFITS
                                  UNDER RETIREMENT PLAN AND SERP(1)

 AVERAGE                                                TOTAL YEARS OF SERVICE
PENSIONABLE                            -------------------------------------------------------------
 EARNINGS                                 5           10           15           20        25 OR MORE
- -----------                            -------     --------     --------     --------     ----------
$300,000.............................  $30,000     $ 60,000     $ 90,000     $120,000      $150,000
 400,000.............................   40,000       80,000      120,000      160,000       200,000
 500,000.............................   50,000      100,000      150,000      200,000       250,000
 600,000.............................   60,000      120,000      180,000      240,000       300,000
 700,000.............................   70,000      140,000      210,000      280,000       350,000
 800,000.............................   80,000      160,000      240,000      320,000       400,000

- ---------------
(1) The amounts actually payable will be lower than the amounts shown above, since the above amounts will be reduced by 60% of the participant's estimated primary Social Security benefit.

     The following table shows the pensionable earnings and credited years of service for the executive officers named in the Summary Compensation Table as of August 3, 1996 and years of service creditable at age 65. Credited service may not exceed 25 years for purpose of calculating retirement benefits under any of the Company's retirement plans.

                                              PENSIONABLE EARNINGS            YEARS OF SERVICE
                                                 FOR YEAR ENDED        -------------------------------
    NAME                                         AUGUST 3, 1996        AT AUGUST 3, 1996     AT AGE 65
    ----                                      --------------------     -----------------     ---------
    R. Tarr, Jr.(1).........................          --                       --                --
    B. Tansky...............................        $650,000                   --(2)             20(2)
    G. Sampson..............................         475,000                   --(3)             20(3)
    S. Elkin................................         480,000                   18                25
    D. Mello................................         350,000                   15                15
    B. Feiwus...............................         325,000                   16                25

- ---------------
(1) Mr. Tarr does not participate in the Company's Retirement Plan or SERP.

(2) Under Mr. Tansky's employment agreement with the Company, for purposes of determining his retirement benefits under the SERP, Mr. Tansky will be credited with 5/3 times his years of service with the Company provided (i) he remains continuously employed by the Company until his 65th birthday or
    (ii) the Company fails to extend his employment beyond January 31, 2000 in a manner set forth in his February 1, 1997 employment agreement; otherwise, Mr. Tansky's accrued service under the SERP will be calculated in the normal manner. Mr. Tansky is 58 years old.

(3) For purposes of determining Mr. Sampson's retirement benefits under the SERP, Mr. Sampson will be credited with 20/13 times his years of service with the Company provided he remains continuously employed by the Company until his 65th birthday; otherwise, Mr. Sampson's accrued service under the SERP will be calculated in the normal manner. Mr. Sampson is 55 years old.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     Burton Tansky. The Company and Mr. Tansky have entered into successive employment agreements (effective May 1, 1994 and February 1, 1997) pursuant to which Mr. Tansky is employed as Chairman and Chief Executive Officer of Neiman Marcus Stores through January 31, 2000. In the event Mr. Tansky is terminated without cause within 24 months of a change of control of the Company, or if within 24 months of such a change of control Mr. Tansky resigns because he is not permitted to continue in a position comparable in duties and responsibilities to that which he held prior to the change of control, Mr. Tansky will be entitled to receive his then-current base compensation for 18 months. If the Company terminates Mr. Tansky's employment during the term of the Employment Agreement for any reason other than for cause or other than because of his total disability or death, Mr. Tansky will continue to receive his base compensation and benefits until January 31, 2001 or for 18 months following termination, whichever is greater. If the Company determines not to extend Mr. Tansky's employment beyond January 31, 2000, the Company will pay to Mr. Tansky his then-current base compensation through January 31, 2001, which amount will be reduced by any amounts earned by him from other employment between August 1, 2000 and January 31, 2001, and the Company will credit Mr. Tansky with service pursuant to the SERP as if he had remained employed by the Company until age 65.

     Gerald A. Sampson. Pursuant to an agreement between Mr. Sampson and the Company, effective September 1996, Mr. Sampson is entitled to receive severance payments in the event his employment with the Company is terminated in certain situations. If the Company terminates Mr. Sampson's employment other than for cause or other than due to his total disability or death, Mr. Sampson shall have the right to receive an amount equal to his then-current annual base salary, payable in 12 monthly installments. Mr. Sampson will also be entitled to receive such payments if his employment is terminated by a successor to the Company within 24 months of a change of control of the Company without cause or other than due to his total disability or death, or if within 24 months of such a change of control Mr. Sampson resigns because he is not permitted to continue in a position comparable in duties and responsibilities to that which he held prior to the change of control. Beginning six months following the date of a covered termination or resignation, all amounts to be paid under such agreement shall be reduced by the amount Mr. Sampson receives as compensation or severance related to other employment. Mr. Sampson has agreed to provide the Company with 3 months advance notice of his intent to resign from the Company provided that such resignation does not follow a change of control of the Company.

     Stephen C. Elkin. Pursuant to an agreement between Mr. Elkin and Bergdorf Goodman, effective September 1993, Mr. Elkin is entitled to receive severance payments in the event his employment with Bergdorf Goodman is terminated in certain situations. If the Company terminates Mr. Elkin's employment other than for cause or other than due to his total disability or death, he will receive an amount equal to one and one half times his then-current base salary, which amount will be paid to him in 18 monthly installments following such termination but will be reduced by any amounts received by him from other employment during the period beginning six months following his termination and ending at the end of the 18 month period. Mr. Elkin will also be entitled to receive such payments in the event his employment is terminated without cause within 24 months of a change of control of either Bergdorf Goodman or the Company, or in the event he resigns within 24 months of a change of control because he is not permitted to continue in a position comparable in duties and responsibilities to that which he held before the change of control.

     Dawn Mello. Pursuant to an agreement between Ms. Mello and Bergdorf Goodman, effective May 1994, Ms. Mello is entitled to receive severance payments in the event her employment with Bergdorf Goodman is terminated in certain situations. If the Company terminates Ms. Mello's employment other than for cause or other than due to her total disability or death, Ms. Mello will receive an amount equal to her then-current annual salary, which amount will be paid in 12 monthly installments following such termination but will be reduced by any amounts received by her from other employment during the period beginning six months and ending 12 months following such termination.

     Bernie Feiwus. Pursuant to an agreement between Mr. Feiwus and NM Direct, effective October 1995, Mr. Feiwus is entitled to receive severance payments in the event his employment with NM Direct is terminated in certain situations. If the Company terminates Mr. Feiwus' employment without cause within 24 months of a change of control of the Company or of NM Direct, or if within 24 months after such a change of control Mr. Feiwus resigns his employment because he is not permitted to continue in a position comparable in duties and responsibilities to that which he held before the change of control, he will receive an amount equal to one and one half times his then-current annual base salary, which amount will be paid in 18 monthly installments following such termination but will be reduced by any amounts received by him from other employment during the period beginning six months and ending 18 months following such termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1996, Richard A. Smith, Chairman of the Board of Directors of the Company, served on the Boards of Directors of Liberty Mutual Insurance Company and Liberty Mutual Fire Insurance Company (collectively, "Liberty Mutual"). Gary L. Countryman, who served as a director of the Company and the Chairman of the Company's Compensation Committee until his resignation from these positions on January 19, 1996, is the Chairman and Chief Executive Officer of Liberty Mutual. Liberty Mutual underwrites most of the Company's insurance policies. These insurance policies contain terms which, in the judgment of management, are no less favorable than could be obtained from other insurance companies. During fiscal 1996, the Company paid to Liberty Mutual an aggregate of approximately $2.2 million in premiums and administrative fees.

                            ------------------------

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

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee is composed of Walter J. Salmon (Chairman), Matina S. Horner and Jean Head Sisco. The members of the Compensation Committee are all independent directors.

     The principal responsibility of the Committee is to review the performance of, and determine the compensation for, the executive officers of the Company who are not also executive officers of Harcourt General. The individuals in this group include Messrs. Tansky, Sampson, Elkin, Feiwus and Ms. Mello, all of whom are named executive officers in the Summary Compensation Table. The compensation of Harcourt General's executive officers, most of whom are also executive officers of the Company, is determined by Harcourt General's Compensation Committee.

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

     The principal components of the Company's compensation program are:

     Base Salary

          Base salary is determined with reference both to salary survey information from recognized compensation consulting firms and to each executive officer's level of responsibility, experience and performance. The salary survey data is used to establish benchmark amounts for both base salary and total cash compensation for each executive position. Comparisons are made to a range of retail companies or to divisions within such companies, with the principal selection criteria for comparisons being similar revenues to the division within the Company. While there are no hard and fast rules which bind the Committee, the Company generally sets its salary and total cash compensation benchmarks (assuming that maximum bonuses are achieved) for executive officers at the 75th percentile of the comparison group of companies in order to compete for and retain the best management talent available. Because the Company competes for executive talent with a broad range of companies, the Committee does not limit its comparison information for compensation purposes to the companies included in the peer group in the Stock Performance Graph.

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

     Annual Incentive Plan

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

          For fiscal 1996, the plan provided for maximum bonuses ranging from 35% to 45% of base salary. Eligibility for the divisional performance component of the bonus was determined based on a weighting of several factors, the most important of which was operating earnings before corporate expenses. Other factors included return on net assets and working capital as a percentage of sales. Similar factors will be used by the Committee in determining bonuses for fiscal 1997. In addition, each of the Company's executive officers prepares and reaches agreement with the Chief Executive Officer on individual performance goals which must be achieved in addition to the performance targets in order for an executive to receive his or her full bonus. Individual performance goals typically include achievement of specific tasks.

          The bonuses actually awarded to the executive officers for fiscal 1996 were determined by an assessment of all of these factors, as well as certain subjective factors.

          Absent extraordinary circumstances, if the financial performance targets are exceeded, bonus awards are not increased over the maximum bonus values established by the Committee. If the performance targets are not met, bonus awards will, in all probability, be reduced at the discretion of the Committee. If the Company and/or the relevant division falls sufficiently short of its performance target, there is a presumption that bonuses would not be paid absent special circumstances. Factors such as the performance of a business unit for which the executive officer is responsible and achievement of individual performance goals are considered in the decision to award a bonus. If corporate and/or division performance targets are met, but an individual falls short of his or her performance goals, the individual's bonus could be reduced or eliminated in the discretion of the Committee.

          The bonus program is intended to put substantial amounts of total cash compensation at risk with the intent of focusing the attention of the executives on achieving both the Company's and their division's performance goals and their individual goals, thereby contributing to profitability and building shareholder value.

     Stock Incentives

          The Committee's purpose in awarding equity based incentives, principally in the form of stock options which vest over a five year period and terminate ten years from the date of grant and in the form of restricted stock which vests over a five year period, is to achieve as much as possible an identity of interest between the executives and the long term interest of the stockholders. The principal factors considered in determining which executive officers (including the named executive officers) were awarded equity based compensation in the 1996 fiscal year, and in determining the types and amounts of such awards, were salary levels, equity awards granted to executives at competing retail companies, as well as the performance, experience and level of responsibility of each executive.

     Compensation of the Chief Executive Officer

     Mr. Tarr is also the Chief Executive Officer of Harcourt General, which owns a majority of the outstanding Common Stock. All of Mr. Tarr's cash and non-cash compensation is paid directly by Harcourt General to Mr. Tarr pursuant to an employment agreement between Mr. Tarr and Harcourt General which was approved by the Harcourt General Compensation Committee and became effective in November 1991. Mr. Tarr receives no compensation directly from the Company. However, pursuant to the Intercompany Services Agreement between the Company and Harcourt General, Harcourt General provides certain management and other corporate services to the Company, including Mr. Tarr's services as Chief Executive Officer. During fiscal 1996, the Company paid or accrued approximately $6.9 million to Harcourt General for all of its services under the Intercompany Services Agreement, of which approximately $2.3 million was attributable to Mr. Tarr's services. While the Special Review Committee of the Company reviews each year the appropriateness of the charges by Harcourt General to the Company under the Intercompany Services Agreement, neither this Committee nor the Special Review Committee plays any role in determining the compensation that Mr. Tarr, or any other executive officer of Harcourt General, receives from Harcourt General.

     Compliance with the Internal Revenue Code

     The Internal Revenue Code (the "Code") generally disallows a tax deduction to public companies for compensation in excess of $1 million per year which is not "performance based" paid to each of the executive officers named in the Summary Compensation Table. The Committee and the Board of Directors recently approved The Neiman Marcus Group 1997 Incentive Plan, subject to approval by the stockholders of the Company at the 1997 Annual Meeting. If this Plan is approved by the stockholders, it will allow the Committee to continue to award stock incentives and cash bonuses based on objective criteria and consistent with past practice. The stock incentives and cash bonuses awarded under the Plan will be characterized as "performance based" compensation and therefore will be fully deductible by the Company.

     The Committee will continue to monitor the requirements of the Code and to determine what actions should be taken by the Company in order to preserve the tax deduction for executive compensation to the maximum extent, consistent with the Company's continuing goals of providing the executives of the Company with appropriate incentives and rewards for their performance.

                                          COMPENSATION COMMITTEE

                                          Walter J. Salmon, Chairman
                                          Matina S. Horner
                                          Jean Head Sisco

                            STOCK PERFORMANCE GRAPH

     The graph below compares the cumulative total shareholder return on the Company's Common Stock against the cumulative total return during the five fiscal years ended August 3, 1996 of (i) the Standard & Poor's 500 Index and
(ii) a peer group index consisting of Tiffany & Co. and Nordstrom, Inc. The graph assumes a $100 investment in the Company's Common Stock and in each index company at August 3, 1991, and that all dividends were reinvested. The common stocks of the companies in the peer group index have been weighted annually to reflect relative stock market capitalization. The comparisons provided in this graph are not intended to be indicative of possible future performance of the Company's stock.

                            STOCK PERFORMANCE GRAPH


                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
          THE NEIMAN MARCUS GROUP, INC., S&P 500 INDEX, AND PEER INDEX

                                 THE NEIMAN
  MEASUREMENT PERIOD            MARCUS GROUP,     S&P 500 IN-
(FISCAL YEAR COVERED)               INC.             DEX          PEER INDEX
- ---------------------          -------------     -----------     ----------
      03-AUG-91                    100.00          100.00          100.00
      01-AUG-92                     83.67          113.54           62.36
      31-JUL-93                     91.04          123.20           61.48
      30-JUL-94                     96.97          129.03           94.49
      29-JUL-95                     98.47          161.79           89.93
      03-AUG-96                    172.13          194.77          101.62

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of September 6, 1996, with respect to the beneficial ownership of the Common Stock by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each executive officer named in the Summary Compensation
Table; (iii) each director of the Company; and (iv) all directors and current executive officers of the Company as a group.

                                                                       NUMBER      PERCENT
                                                                     OF SHARES    OF COMMON
    NAME AND ADDRESS OF BENEFICIAL OWNER                              OWNED(1)      STOCK
    ------------------------------------                             ----------   ---------
    Harcourt General, Inc.(2)......................................  22,572,360     59.40%
    27 Boylston Street
    Chestnut Hill, MA 02167
    Gabelli Funds, Inc.(3).........................................   5,391,800     14.19%
    One Corporate Center
    Rye, NY 10580
    Neuberger & Berman, L.P.(4)....................................   2,384,300      6.27%
    605 Third Avenue
    New York, NY 10158
    Burton M. Tansky(5)............................................      69,900         *
    Gerald A. Sampson(6)...........................................      29,400         *
    Stephen Elkin(7)...............................................      77,380         *
    Dawn Mello(8)..................................................       8,000         *
    Bernie Feiwus(9)...............................................      29,784         *
    Matina S. Horner...............................................          --         *
    Walter J. Salmon...............................................       8,942         *
    Jean Head Sisco................................................       1,134         *
    Richard A. Smith(10)...........................................          --         *
    Robert J. Tarr, Jr.(10)........................................          --         *
    All current executive officers and directors as a group (19
      persons)(11).................................................     224,540         *

- ---------------
  * Less than 1%.

 (1) Unless otherwise indicated in the following footnotes, each stockholder referred to above has sole voting and investment power with respect to the shares listed.

 (2) Harcourt General holds approximately 59% of the outstanding Common Stock and 100% of the outstanding 6% Preferred Stock. At August 3, 1996, each share of 6% Preferred Stock was convertible into 9.12 shares of Common Stock at a price of $41.12 per share of Common Stock. The closing price of the Common Stock on the New York Stock Exchange on September 6, 1996 was $32.625. Harcourt General also holds 100% of the outstanding 9 1/4% Preferred Stock, which has no conversion rights.

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

     Assuming the completion of the Offering and the related transactions, Harcourt General will continue to own a majority of the issued and outstanding shares of Common Stock.

 (3) The information reported is based on a Schedule 13G dated July 10, 1995 filed with the Securities and Exchange Commission (the "Commission") by the Gabelli Funds, Inc. and its affiliates (collectively, the "Gabelli Affiliates"). The Gabelli Affiliates have sole voting power with respect to 5,115,900 shares and sole dispositive power with respect to all of the shares shown in the table.

 (4) The information reported is based on a Schedule 13G dated February 12, 1996 filed with the Commission by Neuberger & Berman, L.P. Neuberger & Berman has sole voting power with respect to 215,700 shares shown in the table.

 (5) Includes 59,900 shares of Common Stock which are subject to outstanding options exercisable within 60 days of September 6, 1996. Also includes 10,000 shares of restricted stock over which Mr. Tansky has voting but not dispositive power.

 (6) Includes 8,400 shares of Common Stock which are subject to outstanding options exercisable within 60 days of September 6, 1996. Also includes 4,000 shares of restricted stock over which Mr. Sampson has voting but not dispositive power.

 (7) Includes 54,350 shares of Common Stock which are subject to outstanding options exercisable within 60 days of September 6, 1996. Also includes 8,500 shares of restricted stock over which Mr. Elkin has voting but not dispositive power.

 (8) Includes 4,500 shares of Common Stock which are subject to outstanding options exercisable within 60 days of September 6, 1996. Also includes 3,500 shares of restricted stock over which Ms. Mello has voting but not dispositive power.

 (9) Includes 6,500 shares of Common Stock which are subject to outstanding options exercisable within 60 days of September 6, 1996. Also includes 5,400 shares of restricted stock over which Mr. Feiwus has voting but not dispositive power.

(10) The members of the Board of Directors of Harcourt General, including Messrs. Smith and Tarr, may be deemed to be the beneficial owners of the securities of the Company owned by Harcourt General. However, this information should not be deemed to be an admission that any such person or group is the beneficial owner of such securities.

(11) Excludes the beneficial ownership of securities of the Company which may be deemed to be attributed to Messrs. Smith and Tarr (see Notes 2 and 10 above). Includes 133,650 shares of Common Stock which are subject to outstanding options exercisable within 60 days of September 6, 1996. Also includes 31,400 shares of restricted stock over which individuals in the group have voting but not dispositive power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH PRINCIPAL STOCKHOLDER -- INTERCOMPANY SERVICES AGREEMENT

     See Note 1 to the Summary Compensation Table in Item 11 above.

TRANSACTIONS WITH DIRECTORS

     See "Compensation Committee Interlocks and Insider Participation" in Item 11 above.

TRANSACTIONS WITH OFFICERS

     During fiscal 1996 and through September 6, 1996, the maximum aggregate principal amount of loans that Mr. Sampson had outstanding from the Company was $227,891. These loans were incurred pursuant to the Company's Key Executive Stock Purchase Loan Plan (the "Loan Plan"). These loans were used by Mr. Sampson to purchase 15,000 shares of Common Stock in the open market and to discharge certain tax liabilities incurred in connection with the release of restrictions on Common Stock previously granted to Mr. Sampson. The loans are secured by a pledge of the purchased shares and they bear interest at an annual rate of 5%, payable quarterly. Pursuant to the terms of the Loan Plan, the loans will become due and payable seven months after Mr. Sampson's employment with the Company terminates. No other officer of the Company had outstanding loans under the Loan Plan in excess of $60,000 during fiscal 1996 or subsequent thereto.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(A)(1) CONSOLIDATED FINANCIAL STATEMENTS

     The documents listed below are filed as part of this Form 10-K:

                                                                             PAGE IN
                                                                            FORM 10-K
                                                                            ---------
        Independent Auditors' Report......................................      F-2
        Consolidated Balance Sheets.......................................      F-3
        Consolidated Statements of Operations.............................      F-4
        Consolidated Statements of Cash Flows.............................      F-5
        Consolidated Statements of Common Shareholders' Equity............      F-6
        Notes to Consolidated Financial Statements........................      F-7

14(A)(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     The report and schedule listed below are filed as part of this Form 10-K:

                                                                             PAGE IN
                                                                            FORM 10-K
                                                                            ---------
        Independent Auditors' Report on Consolidated Financial Statement
          Schedule........................................................   F-18
        Schedule II -- Valuation and Qualifying Accounts and Reserves.....   F-19

     All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or are not applicable.

14(A)(3) EXHIBITS

     The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. Each management contract and compensation plan filed as an exhibit to this Form 10-K in response to Item 14(c) of Form 10-K is identified with an asterisk in the Exhibit Index.

14(B) REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended August 3, 1996.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report..........................................................   F-2
Consolidated Balance Sheets...........................................................   F-3
Consolidated Statements of Operations.................................................   F-4
Consolidated Statements of Cash Flows.................................................   F-5
Consolidated Statements of Common Shareholders' Equity................................   F-6
Notes to Consolidated Financial Statements............................................   F-7
Independent Auditors' Report on Consolidated Financial Statement Schedule.............  F-18
Schedule II -- Valuation and Qualifying Accounts and Reserves.........................  F-19

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
The Neiman Marcus Group, Inc.
Chestnut Hill, Massachusetts

     We have audited the accompanying consolidated balance sheets of The Neiman Marcus Group, Inc. and subsidiaries as of August 3, 1996 and July 29, 1995, and the related consolidated statements of operations, common shareholders' equity and cash flows for each of the three fiscal years in the period ended August 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Neiman Marcus Group, Inc. and subsidiaries as of August 3, 1996 and July 29, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended August 3, 1996, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Boston, Massachusetts
August 29, 1996,
(September 10, 1996 as to Note 13)

                         THE NEIMAN MARCUS GROUP, INC.


                          CONSOLIDATED BALANCE SHEETS

                                                                       JULY 29,      AUGUST 3,
                                                                         1995           1996
                                                                      ----------     ----------
                                                                         (DOLLAR AMOUNTS IN
                                                                             THOUSANDS)
                                  ASSETS
CURRENT ASSETS
  Cash and equivalents..............................................  $   13,695     $   12,659
  Accounts receivable, less allowance for doubtful accounts of
     $6,100 and $5,800..............................................     150,110        165,442
  Merchandise inventories...........................................     359,092        443,948
  Deferred income taxes.............................................      17,102         21,666
  Other current assets..............................................      38,410         45,368
                                                                      ----------     ----------
          TOTAL CURRENT ASSETS......................................     578,409        689,083
                                                                      ----------     ----------
PROPERTY AND EQUIPMENT
  Land, buildings and improvements..................................     342,551        396,541
  Fixtures and equipment............................................     200,664        271,852
  Construction in progress..........................................      84,956         36,431
                                                                      ----------     ----------
                                                                         628,171        704,824
  Less accumulated depreciation and amortization....................     204,588        247,199
                                                                      ----------     ----------
  PROPERTY AND EQUIPMENT, NET.......................................     423,583        457,625
                                                                      ----------     ----------
OTHER ASSETS........................................................     106,445        105,642
                                                                      ----------     ----------
                                                                      $1,108,437     $1,252,350
                                                                      ==========     ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable and current maturities of long-term liabilities.....  $   11,859     $   35,576
  Accounts payable..................................................     170,672        192,146
  Accrued liabilities...............................................     152,049        146,326
                                                                      ----------     ----------
          TOTAL CURRENT LIABILITIES.................................     334,580        374,048
                                                                      ----------     ----------
LONG-TERM LIABILITIES
  Notes and debentures..............................................     242,000        292,000
  Other long-term liabilities.......................................      69,056         69,940
                                                                      ----------     ----------
          TOTAL LONG-TERM LIABILITIES...............................     311,056        361,940
                                                                      ----------     ----------
DEFERRED INCOME TAXES...............................................      30,812         33,329
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCKS (redemption value $424,923).............     405,442        407,426
COMMON STOCK
  Common stock -- $.01 par value
     Authorized -- 100,000,000 shares
     Issued and outstanding -- 37,959,646 and 38,003,702 shares.....         380            380
ADDITIONAL PAID-IN CAPITAL..........................................      82,366         83,106
ACCUMULATED DEFICIT.................................................     (56,199)        (7,879)
                                                                      ----------     ----------
                                                                      $1,108,437     $1,252,350
                                                                      ==========     ==========

                See Notes to Consolidated Financial Statements.

                         THE NEIMAN MARCUS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED
                                                         ----------------------------------------
                                                          JULY 30,       JULY 29,      AUGUST 3,
                                                            1994           1995           1996
                                                         ----------     ----------     ----------
                                                         (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
Revenues...............................................  $1,789,461     $1,888,249     $2,075,003
Cost of goods sold including buying and occupancy
  costs................................................   1,210,262      1,276,776      1,416,296
Selling, general and administrative expenses...........     420,667        448,956        485,533
Corporate expenses.....................................      13,411         12,465         13,719
                                                         ----------     ----------     ----------
Operating earnings.....................................     145,121        150,052        159,455
Interest expense.......................................      31,878         33,958         28,228
                                                         ----------     ----------     ----------
Earnings from continuing operations before income
  taxes................................................     113,243        116,094        131,227
Income taxes...........................................      47,562         48,759         53,803
                                                         ----------     ----------     ----------
Earnings from continuing operations....................      65,681         67,335         77,424
Loss from discontinued operations, net of taxes
  (including loss on disposal of $9,873 in 1995).......     (49,755)       (11,727)            --
                                                         ----------     ----------     ----------
Net earnings...........................................      15,926         55,608         77,424
Dividends and accretion on redeemable preferred
  stocks...............................................     (29,080)       (29,092)       (29,104)
                                                         ----------     ----------     ----------
Net earnings (loss) applicable to common
  shareholders.........................................  $  (13,154)    $   26,516     $   48,320
                                                         ==========     ==========     ==========
Weighted average shares outstanding....................      37,946         37,999         38,218
                                                         ==========     ==========     ==========
Amounts per share applicable to common shareholders:
  Earnings from continuing operations..................  $      .96     $     1.01     $     1.26
  Loss from discontinued operations....................       (1.31)          (.31)            --
                                                         ----------     ----------     ----------
  Net earnings (loss)..................................  $     (.35)    $      .70     $     1.26
                                                         ==========     ==========     ==========

                See Notes to Consolidated Financial Statements.

                         THE NEIMAN MARCUS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEARS ENDED
                                                                -----------------------------------
                                                                JULY 30,     JULY 29,     AUGUST 3,
                                                                  1994         1995         1996
                                                                --------    --------     ----------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings...................................................  $ 15,926  $  55,608     $ 77,424
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization................................    48,086     48,397       56,305
  Deferred income taxes........................................    (7,131)       259       (2,047)
  Change in net assets of discontinued operations..............    22,162      8,317           --
  Other........................................................     4,963     (3,479)       2,447
Changes in current assets and liabilities:
  Accounts receivable..........................................   (52,664)   (34,584)     (15,332)
  Merchandise inventories......................................    17,422    (38,709)     (84,856)
  Accounts payable and accrued liabilities.....................    (1,975)    63,005       15,751
  Other........................................................   (13,203)     6,846       (6,958)
                                                                 --------  ---------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES......................    33,586    105,660       42,734
                                                                 --------  ---------     --------
CASH FLOWS USED FOR INVESTING ACTIVITIES
Additions to property and equipment............................   (65,074)   (93,514)     (85,736)
                                                                 --------  ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of debt.............................................    73,800     17,065      109,917
Repayment of debt..............................................   (11,307)  (247,276)     (41,571)
Proceeds from receivables securitization.......................        --    245,965           --
Common stock issued............................................       100        112          740
Dividends paid.................................................   (34,709)   (30,917)     (27,120)
                                                                 --------  ---------     --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES...........    27,884    (15,051)      41,966
                                                                 --------  ---------     --------
CASH AND EQUIVALENTS
Decrease during the year.......................................    (3,604)    (2,905)      (1,036)
Beginning balance..............................................    20,204     16,600       13,695
                                                                 --------  ---------     --------
Ending balance.................................................  $ 16,600  $  13,695     $ 12,659
                                                                 ========  =========     ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.....................................................  $ 31,504  $  34,466     $ 27,816
                                                                 ========  =========     ========
  Income taxes.................................................  $ 34,258  $  17,614     $ 56,523
                                                                 ========  =========     ========

                See Notes to Consolidated Financial Statements.

                         THE NEIMAN MARCUS GROUP, INC.

             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                        COMMON STOCK       ADDITIONAL
                                                       ---------------      PAID-IN       ACCUMULATED
                                                       SHARES   AMOUNT      CAPITAL         DEFICIT
                                                       ------   ------     ----------     -----------
                                                                       (IN THOUSANDS)
Balance -- August 1, 1993............................  37,938    $379        $82,154         $(58,175)
Net earnings.........................................      --      --             --           15,926
Accretion of redeemable preferred stock..............      --      --             --           (1,960)
Common dividends.....................................      --      --             --           (7,589)
Preferred dividends..................................      --      --             --          (27,120)
Other equity transactions............................      13       1            100               --
                                                       ------    ----        -------         --------
Balance -- July 30, 1994.............................  37,951     380         82,254          (78,918)
Net earnings.........................................      --      --             --           55,608
Accretion of redeemable preferred stock..............      --      --             --           (1,972)
Common dividends.....................................      --      --             --           (3,797)
Preferred dividends..................................      --      --             --          (27,120)
Other equity transactions............................       9      --            112               --
                                                       ------    ----        -------         --------
Balance -- July 29, 1995.............................  37,960     380         82,366          (56,199)
Net earnings.........................................      --      --             --           77,424
Accretion of redeemable preferred stock..............      --      --             --           (1,984)
Preferred dividends..................................      --      --             --          (27,120)
Other equity transactions............................      44      --            740               --
                                                       ------    ----        -------         --------
Balance -- August 3, 1996............................  38,004    $380        $83,106         $ (7,879)
                                                       ======    ====        =======         ========

                See Notes to Consolidated Financial Statements.

                         THE NEIMAN MARCUS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF REPORTING

     The Company's specialty retailing businesses include Neiman Marcus Stores, NM Direct and Bergdorf Goodman. The consolidated financial statements include the accounts of all of the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on the Saturday closest to July 31. In fiscal 1996, the reporting period included 53 weeks as compared to 52 weeks in each of fiscal years 1995 and 1994.

CASH AND EQUIVALENTS

     Cash and equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase.

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

     If the FIFO method of inventory valuation had been used to value all inventories, merchandise inventories would have been $13.5 million and $14.2 million higher than reported at August 3, 1996 and July 29, 1995, respectively. As a result of using the LIFO valuation method, net earnings were $0.4 million higher in 1996, $6.0 million higher in 1995, and $1.4 million lower in 1994 than they would have been using the FIFO method.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization are provided on a straight-line basis over the shorter of the estimated useful lives of the related assets or the lease term. Buildings and improvements are depreciated over 15 to 30 years while fixtures and equipment are depreciated over 2 to 15 years.

     When property and equipment are retired or have been fully depreciated, the cost and the related accumulated depreciation are eliminated from the respective accounts. Gains or losses arising from dispositions are reported as income or expense.

     Intangibles are amortized on a straight-line basis over their estimated useful lives, not exceeding 40 years. Amortization expense was $3.7 million in 1996, $3.7 million in 1995 and $3.8 million in 1994.

     In 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and determined that no impairment loss need be recognized. On an annual basis the Company compares the carrying value of its long-lived assets against projected undiscounted cash flows to determine any impairment and to evaluate the reasonableness of the depreciation or amortization periods.

INCOME TAXES

     Income taxes are calculated in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes." SFAS 109 requires the asset and liability method of accounting for income taxes.

                         THE NEIMAN MARCUS GROUP, INC.

RECEIVABLES AND FINANCE CHARGE INCOME

     The Company's credit operations generate finance charge income, which is recognized as income when earned and is recorded as a reduction of selling, general and administrative expenses. Finance charge income amounted to $47.7 million in 1996, $55.9 million in 1995 and $54.3 million in 1994. The securitization of the Company's credit card receivables, which was completed in March 1995, had the effect of reducing finance charge income by $19.0 million in 1996 and $7.1 million in 1995.

     Concentration of credit risk with respect to trade receivables is limited due to the large number of customers to whom the Company extends credit. Ongoing credit evaluation of customers' financial position is performed, and collateral is not required as a condition of extending credit. The Company maintains reserves for potential credit losses.

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Earnings (loss) per share information reflects the earnings and losses of the Company applicable to common shareholders. The dividend and accretion requirements of the redeemable preferred stocks are deducted from earnings from continuing operations of the Company to arrive at net earnings (loss) applicable to common shareholders. Earnings (loss) per common share is based upon the weighted average number of common and, when dilutive, common equivalent shares outstanding during the year.

PREOPENING EXPENSES

     Costs associated with the opening of new stores are expensed as incurred.

SIGNIFICANT ESTIMATES

     In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's consolidated financial statements include allowances for doubtful accounts, accruals for pension and postretirement benefits and other matters. Actual results could differ from these estimates. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

2.  DISCONTINUED OPERATIONS

     On June 30, 1995, the Company sold its Contempo Casuals operations to The Wet Seal, Inc. for approximately $1.0 million of Wet Seal Class A Common Stock and $100,000 in cash. The consolidated financial statements have been restated to present Contempo Casuals as a discontinued operation.

     The losses from discontinued operations recorded for the fiscal years ended 1995 and 1994 are net of applicable income tax benefits of $1.3 million and $36.0 million, respectively. The loss on disposal in 1995 of $9.9 million is net of $7.1 million of applicable income tax benefits.

     Revenues related to the discontinued Contempo Casuals operations were $207.2 million in 1995 and $303.4 million in 1994.

                         THE NEIMAN MARCUS GROUP, INC.


3.  OTHER ASSETS

     Other assets consisted of the following:

                                                                                   AUGUST
                                                                   JULY 29,          3,
                                                                     1995           1996
                                                                   --------       --------
                                                                       (IN THOUSANDS)
    Trademarks...................................................  $ 73,000       $ 73,000
    Goodwill.....................................................    22,729         22,729
    Other assets.................................................    35,805         38,677
                                                                   --------       --------
                                                                    131,534        134,406
    Accumulated amortization.....................................   (25,089)       (28,764)
                                                                   --------       --------
                                                                   $106,445       $105,642
                                                                   ========       ========


4.  ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:


                                                                   JULY 29,       AUGUST 3,
                                                                     1995           1996
                                                                   --------       ---------
                                                                       (IN THOUSANDS)
    Accrued salaries and related charges.........................  $ 29,878       $ 26,336
    Self-insurance reserves......................................    27,433         27,860
    Income taxes payable.........................................    17,957         17,285
    Other........................................................    76,781         74,845
                                                                   --------       --------
                                                                   $152,049       $146,326
                                                                   ========       ========


5.  LONG-TERM LIABILITIES

    Long-term liabilities consisted of the following:


                                                         INTEREST      JULY 29,     AUGUST 3,
                                                           RATE          1995         1996
                                                        ----------     --------     ---------
                                                                          (IN THOUSANDS)
    Revolving credit agreement (a)....................    Variable     $ 77,100     $186,500
    Senior notes (b)..................................     Various      172,000      132,000
    Capital lease obligations (c).....................  7.63-10.25%       7,206        6,697
    Other long-term liabilities (d)...................     Various       66,609       72,319
                                                                       --------     --------
    Total long-term liabilities.......................                  322,915      397,516
    Less current maturities...........................                  (11,859)     (35,576)
                                                                       --------     --------
                                                                       $311,056     $361,940
                                                                       ========     ========

(a) The Company has a five year, $500 million revolving credit facility which expires in April, 2000. The Company may terminate this agreement at any time on three business days' notice. The rate of interest payable (5.9% at August 3, 1996) varies according to one of four pricing options selected by the Company. The revolving credit facility contains, among other restrictions, provisions limiting the issuance of additional debt, the amount and type of investments and the payment of dividends.

     In addition to its revolving credit facility, the Company borrows from other banks on an uncommitted basis. Such borrowings are included in notes payable and current maturities of long-term liabilities and amounted to $26.5 million at August 3, 1996 and $7.1 million at July 29, 1995.


                         THE NEIMAN MARCUS GROUP, INC.


(b)  Senior notes consisted of the following:


INTEREST RATE          DUE          PRINCIPAL AMOUNT
- -------------          ---          ----------------
                                     (IN THOUSANDS)

  9.59%            August 1996          $52,000
  9.24%           December 1996         $40,000
 Variable         December 1996         $40,000

     The notes have no sinking fund requirements. All fixed rate senior notes may be redeemed at any time at a premium plus accrued interest. The variable rate note bears interest at LIBOR plus 0.7% (6.0% at August 3, 1996) and is adjusted semiannually. The notes are classified as long-term, since the Company has the ability and intent to repay them upon maturity through borrowings on the revolving credit facility.

(c) The amount of assets under capital leases included in property and equipment net of amortization was $3.5 million at August 3, 1996 and $4.0 million at July 29, 1995.

(d) Other long-term liabilities consisted primarily of certain employee benefit obligations, postretirement health care benefits and the liability for certain scheduled rent increases.

     The aggregate maturities of all long-term liabilities and capital lease obligations are $35.6 million in 1997, $5.6 million in 1998, $5.8 million in 1999, $297.9 million in 2000, $6.1 million in 2001 and $46.5 million thereafter.

6.  REDEEMABLE PREFERRED STOCKS

     The Company is authorized to issue up to 50,000,000 shares of preferred stock. The Company's issued and outstanding preferred stocks consist of 1,000,000 shares of 6% Cumulative Convertible Preferred Stock (6% Preferred Stock) and 500,000 shares of 9 1/4% Cumulative Redeemable Preferred Stock
(9 1/4% Preferred Stock), all of which are owned by Harcourt General, Inc. (Harcourt General).

     The 6% Preferred Stock is entitled to receive cumulative dividends at an annual rate of 6% on its $374.9 million stated value, to a class vote on certain matters, to convert on a per share basis into approximately 9.12 shares of Common Stock subject to certain antidilution adjustments and, upon liquidation of the Company, is entitled to receive a liquidation distribution equal to its stated value, together with any accrued and unpaid dividends, before any distribution to any junior class of stock. The conversion price of the 6% Preferred Stock at August 3, 1996 was approximately $41.12 per share of Common Stock acquired upon such conversion; the market value per share of Common Stock on August 3, 1996 was $27.38. The 6% Preferred Stock may be redeemed by the Company at a premium over its stated value under certain conditions through September 1997. Commencing in September 1997 (when a sinking fund for this purpose commences), the Company is required to redeem annually not less than 5% of the 6% Preferred Stock at a redemption value of $374.92 per share plus any accrued dividends. The difference between the redemption value and the carrying value is being accreted over a thirty-year period.

     The 9 1/4% Preferred Stock has a stated value of $100 per share and is entitled to receive cumulative dividends at an annual rate of 9 1/4% on its aggregate stated value of $50 million. The 9 1/4% Preferred Stock is not redeemable until July 31, 1998 except under certain limited circumstances, is redeemable at a premium for a twelve month period beginning July 31, 1998, and at par thereafter and must be redeemed in full by July 31, 2001. The 9 1/4% Preferred Stock has a liquidation preference equal to its stated value plus accrued and unpaid dividends. The 9 1/4% Preferred Stock ranks equal to the 6% Preferred Stock and is senior to the Common Stock of the Company with respect to dividends and the distribution of assets upon liquidation or dissolution of the Company. If dividends payable on the 9 1/4% Preferred Stock are in arrears for six full quarters or any mandatory redemption is in arrears, the holders of the 9 1/4% Preferred Stock, voting together as one class with other series of the Company's preferred stock, shall be entitled to elect two members to the

                         THE NEIMAN MARCUS GROUP, INC.

Company's Board of Directors. The 9 1/4% Preferred Stock also contains restrictions regarding the issuance of senior securities and the consolidation or merger of the Company and sales of assets.

7.  COMMON SHAREHOLDERS' EQUITY

OWNERSHIP BY AND RELATIONSHIP WITH HARCOURT GENERAL

     Harcourt General owns approximately 22.6 million shares of Common Stock and all of the outstanding Redeemable Preferred Stocks. The shares presently owned by Harcourt General represent approximately 67% of the voting power and fully converted equity of the Company.

     The Company and Harcourt General are parties to an agreement pursuant to which Harcourt General provides certain management, accounting, financial, legal, tax and other corporate services to the Company. The fees for these services are based on Harcourt General's costs and are subject to the approval of a committee of directors of the Company who are independent of Harcourt General. This agreement may be terminated by either party on 180 days' notice. Charges to the Company under this agreement were $6.9 million in 1996, $6.5 million in 1995 and $6.9 million in 1994.

     The Company's Chairman of the Board; President, Chief Executive Officer and Chief Operating Officer; Senior Vice President and Chief Financial Officer; Senior Vice President and General Counsel; as well as certain other officers, serve in similar capacities with Harcourt General. The first two named officers also serve as directors of both companies.

COMMON STOCK

     Common Stock is entitled to dividends as declared by the Board of Directors, and each share carries one vote. Holders of Common Stock have no cumulative voting, conversion, redemption or preemptive rights.

COMMON STOCK INCENTIVE PLAN

     The Company has established a common stock incentive plan allowing for the granting of stock options, stock appreciation rights (SARs) and stock-based awards to its employees. The aggregate number of shares of Common Stock that may be issued pursuant to the plan is 1.3 million shares. At August 3, 1996, there were 179,060 shares of Common Stock available for grant under the plan.

     Options outstanding at August 3, 1996 were granted at prices (not less than 100% of the fair market value on the date of the grant) varying from $11.63 to $19.27 per share and expire between 1996 and 2005. There were 93 employees with options outstanding at August 3, 1996. The weighted average exercise price for all outstanding shares at August 3, 1996 was $14.41.

     The Company has allowed SAR treatment in connection with the exercise of certain options. Optionees allowed SAR treatment surrender an exercisable option in exchange for an amount of cash equal to the excess of the market price of the Common Stock at the time of surrender over the option exercise price.

                         THE NEIMAN MARCUS GROUP, INC.

     Option activity was as follows:

                                                                     YEARS ENDED
                                                          ---------------------------------
                                                          JULY 30,     JULY 29,    AUGUST 3,
                                                            1994        1995         1996
                                                          --------     -------     --------
    Options outstanding -- beginning of year............   684,136     666,348      784,864
      Granted...........................................   214,100     228,050      128,600
      SAR surrenders....................................   (43,715)    (13,470)    (202,192)
      Exercised.........................................   (10,401)     (1,644)      (2,900)
      Canceled..........................................  (177,772)    (94,420)     (55,295)
                                                          --------     -------     --------
    Options outstanding -- end of year..................   666,348     784,864      653,077
                                                          ========     =======     ========
    Exercisable options -- end of year..................   294,800     356,064      239,247
                                                          ========     =======     ========

8.  INCOME TAXES

     Income tax expense was as follows:

                                                                       YEARS ENDED
                                                            ---------------------------------
                                                            JULY 30,    JULY 29,    AUGUST 3,
                                                             1994        1995         1996
                                                            -------     -------     ---------
                                                                     (IN THOUSANDS)
    Current:
      Federal.............................................  $37,800     $39,965      $47,517
      State...............................................    8,736       9,136        8,333
                                                            -------     -------      -------
                                                             46,536      49,101       55,850
                                                            -------     -------      -------
    Deferred:
      Federal.............................................    1,835         668       (1,588)
      State...............................................     (809)     (1,010)        (459)
                                                            -------     -------      -------
                                                              1,026        (342)      (2,047)
                                                            -------     -------      -------
    Income tax expense....................................  $47,562     $48,759      $53,803
                                                            =======     =======      =======

     The Company's effective income tax rate was 41% in 1996 and 42% in 1995 and 1994. The difference between the statutory federal tax rate and the effective tax rate is due primarily to state income taxes.

     Significant components of the Company's net deferred income tax liability stated on a gross basis were as follows:

                                                                     JULY 29,     AUGUST 3,
                                                                       1995         1996
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Gross deferred income tax assets:
      Financial accruals and reserves..............................   $22,297      $19,468
      Employee benefits............................................    22,471       25,941
      Inventories..................................................     3,256        8,006
      Deferred lease payments......................................     3,735        3,481
      Other........................................................     3,960        3,566
                                                                      -------      -------
              Total deferred tax assets............................    55,719       60,462
                                                                      -------      -------

                         THE NEIMAN MARCUS GROUP, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                     JULY 29,     AUGUST 3,
                                                                       1995         1996
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Gross deferred income tax liabilities:
      Excess tax depreciation......................................   (57,257)     (59,128)
      Pension accrual..............................................    (5,933)      (7,178)
      Other assets previously deducted on tax return...............    (6,239)      (5,819)
                                                                     --------     --------
              Total deferred tax liabilities.......................   (69,429)     (72,125)
                                                                     --------     --------
    Net deferred tax liability.....................................  $(13,710)    $(11,663)
                                                                     ========     ========

9.  PENSION PLANS

     The Company has a noncontributory defined benefit pension plan covering substantially all full-time employees. The Company also sponsors an unfunded supplemental executive retirement plan which provides certain employees additional pension benefits. Benefits under the plans are based on the employees' years of service and compensation over defined periods of employment. The Company's general funding policy is to contribute amounts that are deductible for federal income tax purposes. Pension plan assets consist primarily of equity and fixed income securities.

     Components of net pension expense were as follows:

                                                                     YEARS ENDED
                                                           --------------------------------
                                                           JULY 30,    JULY 29,    AUGUST 3,
                                                            1994        1995         1996
                                                           -------     -------     --------
                                                                    (IN THOUSANDS)
    Service cost.........................................  $ 4,800     $ 5,800     $  5,700
    Interest cost on projected benefit obligation........    7,200       7,900        8,300
    Actual return on assets..............................   (2,700)     (7,500)     (12,100)
    Net amortization and deferral........................   (3,000)      1,200        5,700
                                                           -------     -------     --------
    Net pension expense..................................  $ 6,300     $ 7,400     $  7,600
                                                           =======     =======     ========

     The accounting assumptions used in the computation of pension expense were as follows:

                                                             1994        1995         1996
                                                            -------     -------      -------
    Discount rate........................................     7.5%        7.5%         7.5%
    Long-term rate of return on plan assets..............     9.0%        9.0%         9.0%
    Rate of increases in future compensation levels......     5.0%        5.0%         5.0%

                         THE NEIMAN MARCUS GROUP, INC.

     The plans' funded status and amounts recognized in the consolidated balance sheets were as follows:

                                                  JULY 29, 1995            AUGUST 3, 1996
                                               --------------------     ---------------------
                                               FUNDED      UNFUNDED      FUNDED      UNFUNDED
                                                PLAN         PLAN         PLAN         PLAN
                                               -------     --------     --------     --------
                                                               (IN THOUSANDS)
    Vested benefit obligation................  $73,600     $ 11,400     $ 90,500     $ 13,200
                                               =======     ========     ========     ========
    Accumulated benefit obligation...........  $77,200     $ 13,400     $ 94,000     $ 15,300
                                               =======     ========     ========     ========
    Projected benefit obligation.............  $91,700     $ 23,100     $108,000     $ 25,200
    Pension plan assets at fair value........   91,300           --      106,600           --
                                               -------     --------     --------     --------
    Underfunded projected obligation.........     (400)     (23,100)      (1,400)     (25,200)
    Net amortization and deferral............   12,600        2,600       16,200        3,100
    Unrecognized net obligation at transition
      and unrecognized prior service cost....    2,200        3,900        1,900        3,500
                                               -------     --------     --------     --------
    Pension asset (liability) recognized in
      the consolidated balance sheets........  $14,400     $(16,600)    $ 16,700     $(18,600)
                                               =======     ========     ========     ========

     The Company has a qualified defined contribution 401(k) plan, which covers substantially all employees. Employees make contributions to the plan, and the Company matches 25% of an employee's contribution up to a maximum of 6% of the employee's compensation. Company contributions for the years ended August 3, 1996, July 29, 1995 and July 30, 1994 were $2.3 million, $2.2 million, and $1.9 million, respectively.

10.  POSTRETIREMENT HEALTH CARE BENEFITS

     Retirees and active employees hired prior to March 1, 1989 are eligible for certain limited postretirement health care benefits if they have met certain service and minimum age requirements. The cost of these benefits is accrued during the years in which an employee provides services. The Company paid postretirement health care benefit claims of $1.2 million during 1996, $1.4 million during 1995 and $1.8 million during 1994.

     The actuarial present value of accumulated postretirement health care benefit obligations and the amounts recognized in the consolidated balance sheets were as follows:

                                                                       JULY 29,    AUGUST 3,
                                                                        1995         1996
                                                                       -------     ---------
                                                                          (IN THOUSANDS)
    Retirees.........................................................  $11,364      $11,692
    Fully eligible active plan participants..........................    1,470        3,488
    Other active plan participants...................................    3,943        3,587
                                                                       -------      -------
    Accumulated postretirement benefit obligation....................   16,777       18,767
    Unrecognized net gain............................................    2,350        1,003
                                                                       -------      -------
              Total..................................................  $19,127      $19,770
                                                                       =======      =======

                         THE NEIMAN MARCUS GROUP, INC.

     The periodic postretirement health care benefit cost was as follows:

                                                                          YEARS ENDED
                                                              -----------------------------------
                                                              JULY 30,     JULY 29,     AUGUST 3,
                                                                1994         1995         1996
                                                              --------     --------     ---------
                                                                        (IN THOUSANDS)
    Net periodic cost:
      Service cost..........................................    $  286       $  300       $  222
      Interest cost on accumulated benefit obligation.......     1,288        1,249        1,621
                                                                ------       ------       ------
              Total.........................................    $1,574       $1,549       $1,843
                                                                ======       ======       ======

     A health care cost trend rate of 10% was assumed in measuring the accumulated postretirement health care benefit obligation at August 3, 1996, gradually declining to 5% by the year 2002. Measurement of the accumulated postretirement health care benefit obligation was based on an assumed 7.5% discount rate in 1996, 1995 and 1994. An increase of 1% in the health care cost trend rate would increase the accumulated postretirement health care benefit obligation as of August 3, 1996 by $2.2 million. The effect of this change on the annual net periodic postretirement health care benefit cost would be an increase of approximately $262,000.

11.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company's operations are conducted primarily in leased properties which include retail stores, distribution centers and other facilities. Substantially all leases are for periods of up to thirty years with renewal options at fixed rentals, except that certain leases provide for additional rent based on revenues in excess of predetermined levels.

     Rent expense under operating leases was as follows:

                                                                        YEARS ENDED
                                                            -----------------------------------
                                                            JULY 30,     JULY 29,     AUGUST 3,
                                                              1994         1995         1996
                                                            --------     --------     ---------
                                                                      (IN THOUSANDS)
    Minimum rent..........................................   $28,600      $29,300      $29,200
    Rent based on revenues................................     9,100        8,400       10,700
                                                             -------      -------      -------
              Total rent expense..........................   $37,700      $37,700      $39,900
                                                             =======      =======      =======

     Future minimum lease payments, excluding renewal options, under operating leases are as follows: 1997 -- $30.8 million; 1998 -- $29.4 million;
1999 -- $28.5 million; 2000 -- $28.4 million; 2001 -- $27.8 million; all years thereafter -- $520.6 million.

LITIGATION

     The Company is involved in various suits and claims in the ordinary course of business. Management does not believe that the disposition of any such suits and claims will have a material adverse effect upon the results of operations or the financial position of the Company.

LETTERS OF CREDIT

     The Company had approximately $5.0 million of outstanding irrevocable letters of credit relating to purchase commitments at August 3, 1996.

                         THE NEIMAN MARCUS GROUP, INC.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as reported and disclosed in the consolidated financial statements, and as discussed below.

SECURITIZATION OF CREDIT CARD RECEIVABLES

     In March 1995 the Company sold all of its Neiman Marcus credit card receivables through a subsidiary to a trust in exchange for certificates representing undivided interests in such receivables. Certificates representing an undivided interest in $246.0 million of these receivables were sold to third parties in a public offering of $225.0 million of 7.60% Class A certificates and $21.0 million of 7.75% Class B certificates. The Company used the proceeds from this offering to pay down existing debt. The Company's subsidiary will retain the remaining undivided interest in the receivables not represented by the Class A and Class B certificates. A portion of that interest is subordinated to the Class A and Class B certificates. The Company will continue to service all receivables for the trust.

     In anticipation of the securitization, the Company entered into several forward interest rate lock agreements. The agreements allowed the Company to establish a weighted average effective rate of approximately 8.0% on the certificates issued as part of the securitization. During March 1995, the Company paid $5.4 million to settle all of its interest rate lock agreements.

INTEREST RATE SWAP

     During September 1991, the Company entered into an interest rate swap agreement having a notional principal amount of $50.0 million that effectively fixed the interest rate on $50.0 million of the Company's variable rate debt at 8.94%. The amount to be paid or received is accrued as interest rates change and is recognized over the life of the agreement. The interest rate swap matures in September 1996. The fair value of the interest rate swap is the amount at which it could be settled, based on estimates obtained from dealers. The estimated unrealized pre-tax loss on the interest rate swap was approximately $0.7 million at August 3, 1996, $1.5 million at July 29, 1995 and $2.8 million at July 30, 1994. This amount changes during the life of the swap as a function of maturity, interest rates and the credit standing of the parties to the swap agreement. The incremental pre-tax interest expense incurred due to the interest rate swap agreement was $1.2 million in 1996, $1.0 million in 1995 and $2.3 million in 1994.

13.  COMPANY PUBLIC OFFERING

     On September 10, 1996, the Company authorized the filing of a Registration Statement with the Securities and Exchange Commission for a public offering of 8,000,000 shares of the Company's Common Stock (excluding 1,200,000 shares subject to an over-allotment option). The Company will purchase all of its outstanding preferred stock from Harcourt General at a total purchase price of approximately $416.4 million, representing 98% of the aggregate stated value of the preferred stock, plus accrued and unpaid dividends on the preferred stock through the date of the closing of the offering. The total purchase price will be paid with $135.0 million in shares of the Company's Common Stock valued at the public offering price and the remainder payable in cash. Such cash payment will be funded with the net proceeds of the public offering, together with borrowings under the Company's revolving credit agreement. After the consummation of the above transactions, Harcourt General will continue to be the majority shareholder of the Company.

     In connection with the repurchase of the preferred stock, the Company will incur a charge to earnings applicable to common shareholders comprised of two components: (i) an amount representing the difference between the book value of the preferred stock and the total purchase price, and (ii) an amount related to the conversion of the 6% Preferred Stock that is exchanged with Harcourt General for Common Stock, representing the fair value of shares to be issued to Harcourt General in excess of the number of shares that would have been issued in accordance with the conversion terms of the 6% Preferred Stock.

                         THE NEIMAN MARCUS GROUP, INC.


14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                              YEAR ENDED AUGUST 3, 1996
                                                   ------------------------------------------------
                                                    FIRST    SECOND     THIRD    FOURTH
                                                   QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                                                   -------   -------   -------   -------   --------
                                                       (IN MILLIONS EXCEPT FOR PER SHARE DATA)
    Revenues.....................................   $489.9    $625.4    $474.1    $485.6   $2,075.0
                                                    ======    ======    ======    ======   ========
    Gross profit.................................   $171.8    $186.5    $153.3    $147.1   $  658.7
                                                    ======    ======    ======    ======   ========
    Net earnings.................................     25.0      22.8      18.8      10.8       77.4
    Preferred dividends and accretion............     (7.3)     (7.3)     (7.3)     (7.2)     (29.1)
                                                    ------    ------    ------    ------   --------
    Net earnings applicable to common
      shareholders...............................   $ 17.7    $ 15.5    $ 11.5    $  3.6   $   48.3
                                                    ======    ======    ======    ======   ========
    Amounts per share applicable to common
      shareholders:
      Net earnings...............................   $  .47    $  .41    $  .30    $  .09   $   1.26
                                                    ======    ======    ======    ======   ========

                                                               YEAR ENDED JULY 29, 1995
                                                   ------------------------------------------------
                                                    FIRST    SECOND     THIRD    FOURTH
                                                   QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                                                   -------   -------   -------   -------   --------
    Revenues.....................................   $462.3    $589.5    $415.7    $420.7   $1,888.2
                                                    ======    ======    ======    ======   ========
    Gross profit.................................   $165.0    $184.2    $135.3    $127.0   $  611.5
                                                    ======    ======    ======    ======   ========
    Earnings from continuing operations..........   $ 21.6    $ 25.0    $ 11.1    $  9.6   $   67.3
    Earnings (loss) from discontinued operations,
      net........................................     (1.8)      1.5     (11.4)       --      (11.7)
                                                    ------    ------    ------    ------   --------
    Net earnings (loss)..........................     19.8      26.5       (.3)      9.6       55.6
    Preferred dividends and accretion............     (7.3)     (7.3)     (7.3)     (7.2)     (29.1)
                                                    ------    ------    ------    ------   --------
    Net earnings (loss) applicable to common
      shareholders...............................   $ 12.5    $ 19.2    $ (7.6)   $  2.4   $   26.5
                                                    ======    ======    ======    ======   ========
    Amounts per share applicable to common
      shareholders:
      Continuing operations......................   $  .38    $  .47    $  .10    $  .06   $   1.01
      Discontinued operations, net...............     (.05)      .04      (.30)       --       (.31)
                                                    ------    ------    ------    ------   --------
      Net earnings (loss)........................   $  .33    $  .51    $ (.20)   $  .06   $    .70
                                                    ======    ======    ======    ======   ========
      Dividends..................................   $  .05    $  .05    $   --    $   --   $    .10
                                                    ======    ======    ======    ======   ========

     In the fourth quarter, the effect of adjusting the LIFO reserve for inventories to actual amounts increased net earnings by $3.9 million in 1996 and $10.9 million in 1995.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
The Neiman Marcus Group, Inc.
Chestnut Hill, Massachusetts

     We have audited the consolidated financial statements of The Neiman Marcus Group, Inc. and subsidiaries as of August 3, 1996 and July 29, 1995, and for each of the three years in the period ended August 3, 1996, and have issued our report thereon dated August 29, 1996, (September 10, 1996 as to Note 13); such financial statements and report are included in your 1996 Annual Report to Stockholders. Our audits also included the financial statement schedule of The Neiman Marcus Group, Inc. and subsidiaries, listed in Item 14 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
August 29, 1996
(September 10, 1996 as to Note 13)

                                                                     SCHEDULE II

                         THE NEIMAN MARCUS GROUP, INC.


                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

          YEARS ENDED AUGUST 3, 1996, JULY 29, 1995 AND JULY 30, 1994
                                 (IN THOUSANDS)

COLUMN A                               COLUMN B             COLUMN C              COLUMN D          COLUMN E

                                      BALANCE AT    CHARGES TO    CHARGED TO                       BALANCE AT
                                      BEGINNING     COSTS AND       OTHER                            END OF
DESCRIPTION                           OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS(A)        PERIOD
- -----------                           ----------    ----------    ----------    -------------      ----------
Year Ended August 3, 1996
  Allowance for doubtful accounts
  (deducted from accounts
  receivable).......................   $ 6,100       $20,007         $0          $(20,307)           $ 5,800
Year Ended July 29, 1995
  Allowance for doubtful accounts
  (deducted from accounts
  receivable).......................   $13,700       $27,025         $0          $(34,625)(B)        $ 6,100
Year Ended July 30, 1994
  Allowance for doubtful accounts
  (deducted from accounts
  receivable).......................   $ 9,500       $24,716         $0          $(20,516)           $13,700

- ---------------

(A) Write-off of uncollectible accounts, net of recoveries.
(B) Includes $10.3 million in fiscal 1995 related to the securitization of the Company's credit card receivables.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE NEIMAN MARCUS GROUP, INC.



                                          By: /s/     ROBERT J. TARR, JR.
                                              ----------------------------------
                                               Robert J. Tarr, Jr., President,
                                              Chief Executive Officer and Chief
                                                       Operating Officer

Dated: September 20, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.


         SIGNATURE                                     TITLE                      DATE
         ---------                                     -----                      ----
Principal Executive Officer:
/s/ ROBERT J. TARR, JR.                     President, Chief Executive       September 20, 1996
- ----------------------------                Officer, Chief Operating
    Robert J. Tarr, Jr.                     Officer and Director

Principal Financial Officer:
/s/ JOHN R. COOK                            Senior Vice President and        September 20, 1996
- ----------------------------                Chief Financial Officer
    John R. Cook

Principal Accounting Officer:
/s/ STEPHEN C. RICHARDS                     Vice President and Controller    September 20, 1996
- ----------------------------
    Stephen C. Richards

Directors:
/s/ RICHARD A. SMITH                                                         September 20, 1996
- ----------------------------
    Richard A. Smith

/s/ MATINA S. HORNER                                                         September 20, 1996
- ----------------------------
    Matina S. Horner

/s/ WALTER J. SALMON                                                         September 20, 1996
- ---------------------------
    Walter J. Salmon

/s/ JEAN HEAD SISCO                                                          September 20, 1996
- ---------------------------
    Jean Head Sisco



                                 EXHIBIT INDEX

                                                                                       PAGE NO.
                                                                                       --------
  3.1 (a)     Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company's Annual Report on Form 10-K for the twenty-six week period ended August 1, 1987.

  3.1 (b)     Certificate of Designation and Terms of 9 1/4% Cumulative Redeemable
              Preferred Stock, incorporated herein by reference to the Company's
              Annual Report on Form 10-K for the fiscal year ended August 3, 1991.

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

*10.3         Employment Agreement between the Company and Burton M. Tansky dated
              May 1, 1994, incorporated herein by reference to the Company's Annual
              Report on Form 10-K for the fiscal year ended July 30, 1994.

*10.4 Employment Agreement between the Company and Burton M. Tansky effective February 1, 1997.

*10.5         Termination and Change of Control Agreement between the Company and
              Gerald A. Sampson dated September 10, 1996.

*10.6         Termination Agreement between Bergdorf Goodman, Inc. and Stephen C.
              Elkin, effective September 1993, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
              July 31, 1993.

*10.7         Termination Agreement between Bergdorf Goodman, Inc. and Dawn Mello, effective May 1994, incorporated herein by reference to the Company's
              Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

*10.8 Change of Control Agreement between the Company and Bernie Feiwus, effective October 1995, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July
              29, 1995.

*10.9 Key Executive Stock Purchase Loan Plan, as amended, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

*10.10 Supplemental Executive Retirement Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1988.

*10.11 Description of the Company's Executive Life Insurance Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 1, 1992.

                                                                                       PAGE NO.
                                                                                       --------
*10.12        Supplementary Executive Medical Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

*10.13 Key Employee Deferred Compensation Plan, as amended, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

 10.14 Stock Purchase Agreement between the Company and Harcourt General, dated October 14, 1991 and effective as of August 2, 1991, relating to the Company's 9 1/4% Preferred Stock, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 3, 1991.

 10.15        Credit Agreement dated as of April 7, 1995 among the Company, the
              Banks listed therein and Morgan Guaranty Trust Company of New York, as Agent.

 10.16        Receivables Purchase Agreement, dated as of March 1, 1995, between the Company and Neiman Marcus Funding Corporation, incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form
              S-3 of Neiman Marcus Group Credit Card Master Trust dated March 3,
              1995 (Registration No. 33-88098).

 10.17        Pooling and Servicing Agreement, dated as of March 1, 1995, between
              Neiman Marcus Funding Corporation, the Company and The Chase
              Manhattan Bank, N.A., incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-3 of Neiman Marcus Group Credit
              Card Master Trust dated March 3, 1995 (Registration No. 33-88098).

 10.18 Series 1995-1 Supplement to the Pooling and Servicing Agreement, dated as of March 1, 1995, among Neiman Marcus Funding Corporation, the Company and The Chase Manhattan Bank, N.A., incorporated herein by reference to Exhibit 4.2 to Registration Statement on Form S-3 of Neiman Marcus Group Credit Card Master Trust dated March 3, 1995
              (Registration No. 33-88098).

 11.1         Computation of Weighted Average Number of Shares Outstanding Used in
              Determining Primary and Fully-Diluted Earnings Per Share.

 21.1         Subsidiaries of the Company.

 23.1         Consent of Deloitte & Touche LLP.

 27.1         Financial Data Schedule.

 99.1 Dividend Reinvestment and Common Stock Purchase Plan, incorporated herein by reference to the Company's Registration Statement on Form
              S-3 dated September 17, 1990 (Registration No. 33-36419).

- ---------------
* Exhibits filed pursuant to Item 14(c) of Form 10-K.
