Form 10-Q
period 1996-11-02
NEIMAN MARCUS GROUP INC
filed 1996-12-16
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




      For the Quarter Ended                     November 2, 1996


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


            YES   X           NO




As of December 11, 1996, there were 49,871,309 outstanding shares of the issuer's common stock, $.01 par value.

                         THE NEIMAN MARCUS GROUP, INC.



                                   I N D E X




Part I.   Financial Information                                   Page Number

  Item 1. Condensed Consolidated Balance Sheets as of November 2, 1996
          and August 3, 1996 and Pro Forma Condensed Consolidated
          Balance Sheet as of November 2, 1996                           1

          Condensed Consolidated Statements of Earnings for the Thirteen
          Weeks ended November 2, 1996 and October 28, 1995              2

          Condensed Consolidated Statements of Cash Flows for the Thirteen
          Weeks Ended November 2, 1996 and October 28, 1995              3

          Notes to Condensed Consolidated Financial Statements          4-5

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   6-7




Part II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                               8


Signatures                                                               9


Exhibit 11.1                                                            10

Exhibit 27.1                                                            11






                                     THE NEIMAN MARCUS GROUP, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)


   (In thousands)                           Pro Forma
                                            November 2,    November 2,     August 3,
                                                   1996           1996          1996
                                              (Note 2)

   Assets
   Current assets:
     Cash and equivalents                   $   16,819     $   24,100    $    12,659
     Accounts receivable, net                  218,576        218,576        165,442
     Merchandise inventories                   533,901        533,901        443,948
     Deferred income taxes                      21,666         21,666         21,666
     Other current assets                       44,413         44,413         45,368

       Total current assets                    835,375        842,656        689,083

   Advance payment on redemption
    of preferred stocks                             -         260,000             -

   Property and equipment, net                 456,148        456,148        457,625

   Intangibles and other assets                105,142        105,142        105,642

       Total assets                         $1,396,665     $1,663,946    $ 1,252,350
   Liabilities and Shareholders' Equity
   Current liabilities:
     Notes payable and current maturities
       of long-term liabilities             $   34,082     $   34,082    $    35,576
     Accounts payable                          176,725        176,725        192,146
     Accrued liabilities                       178,518        184,314        146,326

       Total current liabilities               389,325        395,121        374,048

   Long-term liabilities:
     Notes and debentures                      409,941        390,000        292,000
     Other long-term liabilities                69,714         69,714         69,940
       Total long-term liabilities             479,655        459,714        361,940

   Deferred income taxes                        33,329         33,329         33,329
   Redeemable preferred stocks                      -         416,426        407,426

   Common stock                                    499            460            380
   Additional paid-in capital                  485,631        350,670         83,106
   Retained earnings (accumulated deficit)       8,226          8,226         (7,879)

   Total liabilities and shareholders'
     equity                                 $1,396,665     $1,663,946    $ 1,252,350

        See Notes to Condensed Consolidated Financial Statements.

                                     THE NEIMAN MARCUS GROUP, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


(In thousands except for                                    Thirteen Weeks Ended
per share data)                                           November 2,    October 28,
                                                                 1996           1995

Revenues                                                  $   544,103    $   489,898

Cost of goods sold including buying and
  occupancy costs                                             350,579        318,083
Selling, general and administrative expenses                  131,054        118,868
Corporate expenses                                              3,245          2,932

Operating earnings                                             59,225         50,015

Interest expense                                               (6,848)        (6,832)

Earnings before income taxes                                   52,377         43,183
Income taxes                                                  (21,475)       (18,137)

Net earnings                                                   30,902         25,046

Dividends and accretion on
  redeemable preferred stocks                                  (6,201)        (7,276)

Loss on redemption of redeemable preferred
  stocks                                                      (22,361)            -

Net earnings applicable to common
  shareholders                                            $     2,340    $    17,770

Weighted average number of common and common
  equivalent shares outstanding                                39,601         38,088

Amounts per share applicable to common shareholders:

  Net earnings                                            $       .06    $       .47



















   See Notes to Condensed Consolidated Financial Statements.

                                     THE NEIMAN MARCUS GROUP, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


(In thousands)                                              Thirteen Weeks Ended
                                                          November 2,    October 28,
                                                                 1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                             $    30,902    $    25,046
 Adjustments to reconcile net earnings
    to net cash used by operations:
      Depreciation and amortization                            14,966         13,114
      Other items                                                (645)         1,811
      Changes in current assets and liabilities:
         Accounts receivable                                  (53,134)       (48,569)
         Merchandise inventories                              (89,953)      (118,040)
         Other current assets                                     955         (9,573)
         Accounts payable and
           accrued liabilities                                 15,251          42,657

Net cash used by operating activities                         (81,658)       (93,554)


CASH FLOWS USED BY INVESTING ACTIVITIES
  Capital expenditures                                        (12,570)       (24,825)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                    148,506        124,400
  Repayment of debt                                           (52,000)          (318)
  Issuance of common stock                                    269,163              3
  Advance payment on redemption
    of preferred stocks                                      (260,000)            -
  Dividends paid                                                   -          (6,780)

Net cash provided by financing activities                     105,669        117,305

CASH AND EQUIVALENTS
  Increase (decrease) during the period                        11,441         (1,074)
  Beginning balance                                            12,659         13,695
  Ending balance                                          $    24,100    $    12,621
















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

2.   Company public offering

     On October 17, 1996 the Company completed a public offering of 8.0 million shares of its common stock at a price of $35.00 per share. The net proceeds from the offering ($267.3 million) were used by the Company to partially fund the repurchase of all of the Company's issued and outstanding preferred stocks from Harcourt General, Inc., the Company's majority shareholder. The total consideration paid by the Company to Harcourt General in connection with the repurchase was $416.4 million, plus accrued and unpaid dividends through the date of the public offering. Of the total consideration, $260.0 million in cash was advanced during October 1996. In addition to the advance, on November 12, 1996 the Company paid Harcourt General $27.2 million in cash and 3.9 million shares of the Company's common stock (valued at $135.0 million at $35.0 per share) and completed the exchange for all of the Company's issued and outstanding preferred stocks. In connection with the transaction, the Company incurred a non-recurring charge to net earnings applicable to common shareholders of $22.4 million.

     The effect of the repurchase is shown on the accompanying Pro Forma Condensed Consolidated Balance Sheet. Had the public offering and repurchase of the preferred stocks taken place at the beginning of the thirteen week periods ended November 2, 1996 and October 28, 1995, net earnings per share applicable to common shareholders for those periods would have been $.62 and $.50, respectively.

3.   Merchandise inventories

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

     If the FIFO method of inventory valuation had been used to value all inventories, merchandise inventories would have been higher than reported by $15.5 million at November 2, 1996, $16.2 million at October 28, 1995 and $13.5 million at August 3, 1996. The FIFO method would have increased net earnings by $1.2 million during each of the thirteen weeks ended November 2, 1996 and the thirteen weeks ended October 28, 1995.

                         THE NEIMAN MARCUS GROUP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.   Selected balance sheet information

     The following  interim balance sheet  information as of  October 28, 1995
is   presented forcomparative purposes:

          Accounts receivable, net                   $198,679
          Merchandise inventories                     477,132
          Total current assets                        753,517
          Property and equipment, net                 436,418
          Total assets                              1,295,859
          Total current liabilities                   379,131
          Long-term notes and debentures              367,000
          Redeemable preferred stocks                 405,938
          Common shareholders' equity                  45,077

                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


      Results of Operations for the Thirteen Weeks Ended November 2, l996
            Compared with the Thirteen Weeks Ended October 28, 1995


Revenues in the thirteen weeks ended November 2, 1996 increased $54.2 million or 11.1% over revenues in the thirteen weeks ended October 28, 1995. The revenue growth was primarily attributable to a 6.8% increase in comparable sales and the opening of two new Neiman Marcus stores in King of Prussia, Pennsylvania in February 1996 and Paramus, New Jersey in August 1996. Comparable sales at Neiman Marcus Stores increased 7.7%, while NM Direct revenues increased 8.0% over the prior year and revenues at Bergdorf Goodman increased only slightly.

Cost of goods sold including buying and occupancy costs increased $32.5 million or 10.2% to $350.6 million compared to the same period last year, primarily due to revenue growth. As a percentage of revenues, cost of goods sold decreased to 64.4% from 64.9% in the prior year, reflecting improved gross margins at both NM Direct and Bergdorf Goodman.

Selling, general and administrative expenses increased 10.3% to $131.1 million from $118.9 million in 1996. The increase is primarily attributable to revenue growth and the two new Neiman Marcus stores. As a percentage of revenues, selling, general and administrative expenses decreased to 24.1% from 24.3% in the prior year.

Interest expense remained essentially flat at $6.8 million in the thirteen weeks ended November 2, 1996. The Company's average debt outstanding increased over the prior year, however the repayment of senior notes with borrowings from its revolving credit agreement resulted in a lower effective interest rate.

The Company's effective income tax rate is expected to be 41% in fiscal 1997, compared to 42% in the thirteen weeks ended October 28, 1995.

                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

       Changes in Financial Condition and Liquidity Since August 3,1996

The Company had sufficient cash flows from operations and its revolving credit agreement to finance its working capital needs, capital expenditures and preferred dividend requirements during the thirteen week period ended November 2, 1996. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Condensed Consolidated Statements of Cash Flows.

Net cash used in operating activities was $81.7 million during the first quarter of fiscal 1997. Net earnings before depreciation and amortization for the thirteen week period provided cash of $45.9 million, which was offset by changes in working capital of $126.9 million. The primary items affecting working capital were increases in accounts receivable ($53.1 million), merchandise inventories ($90.0 million) and accounts payable and accrued liabilities ($15.3 million). The increase in accounts receivable was primarily due to the increase in revenues during the period, while the increase in inventories is primarily due to preparation for the holiday selling season and the two new stores in King of Prussia and Paramus.

Capital expenditures were $12.6 million during the thirteen week period ended November 2, 1996 as compared to $24.8 million in the prior year period. The Company's capital expenditures consisted principally of existing store renovations. The Company opened a new Neiman Marcus store in Paramus, New Jersey in August 1996. Additional store renovation plans include the remodeling of certain Neiman Marcus stores and both Bergdorf Goodman stores. Capital expenditures are expected to approximate $75.0 million during fiscal 1997.

In October 1996, the Company issued 8.0 million shares of common stock to the public at $35.00 per share. The net proceeds were used on November 12, 1996, together with 3.9 million shares of common stock and borrowings of approximately $20.0 million, to purchase all of its outstanding redeemable preferred stocks and pay accrued and unpaid dividends. The repurchase of the preferred stock will result in a reduction of dividend payments of $21.3 million in fiscal 1997 compared to fiscal 1996, and is expected to conserve approximately $27.1 million of cash annually as well as eliminate impending sinking fund requirements.

The Company increased its bank borrowings by $148.5 million since August 3, 1996, which included borrowings made in August 1996 to repay $52.0 million of senior notes at maturity. At November 2, 1996 the Company had $190 million available under its revolving credit facility. The Company believes that it will have sufficient resources to fund its planned capital growth, operating requirements and the retirement of its remaining $80.0 million of senior notes which become due in December 1996.

The Company declared the final aggregate quarterly dividends on its preferred stocks in the first quarter of fiscal 1997, and paid such dividends of $5.8 million on November 12, 1996 concurrent with the repurchase of these preferred stocks. The Company paid $6.8 million in aggregate quarterly dividends on its preferred stocks during the first quarter of fiscal 1996.

                                    PART II






Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits.

          11.1 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

          27.1  Financial data schedule.

          (b)   Reports on Form 8-K.

                The Company did not file any reports on Form 8-K during the quarter ended November 2, 1996.

                The Company filed a report on Form 8-K on November 25, 1996 describing in Item 5 (Other Events) of Form 8-K the repurchase of its preferred stocks from Harcourt General and including pro forma financial information.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         THE NEIMAN MARCUS GROUP, INC.


Signature                   Title                             Date



Principal Financial          Senior Vice President and        December 13, 1996
Officer:                     Chief Financial Officer



/s/ John R. Cook
John R. Cook



Principal Accounting        Vice President and Controller     December 13, 1996
Officer:



/s/ Stephen C. Richards
Stephen C. Richards