Form 10-Q
period 1997-02-01
NEIMAN MARCUS GROUP INC
filed 1997-03-17
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended                   February 1, 1997

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


            YES   X           NO






As of March 10, 1997, there were 49,872,399 outstanding shares of the issuer's common stock, $.01 par value.

                         THE NEIMAN MARCUS GROUP, INC.



                                   I N D E X




Part I.    Financial Information                                  Page Number

  Item 1.  Condensed Consolidated Balance Sheets as of
             February 1, 1997, August 3, 1996 and
             January 27, 1996                                           1

           Condensed Consolidated Statements of Earnings
             for the Twenty-Six and Thirteen Weeks ended
             February 1, 1997 and January 27, 1996                      2

           Condensed Consolidated Statements of Cash
             Flows for the Twenty-Six Weeks ended
             February 1, 1997 and January 27, 1996                      3

           Notes to Condensed Consolidated Financial
             Statements                                                 4-5

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        6-8




Part II.   Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders          9

  Item 6.  Exhibits and Reports on Form 8-K                             9



Signatures                                                              10



Exhibit 11.1                                                            11


Exhibit 27.1                                                            12




                                     THE NEIMAN MARCUS GROUP, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)


                                      February 1,     August 3,   January 27,
(In thousands)                               1997          1996         1996

Assets
Current assets:
  Cash and equivalents                 $   23,780   $   12,659    $   38,239
  Accounts receivable, net                238,525      165,442       224,014
  Merchandise inventories                 415,927      443,948       348,733
  Deferred income taxes                    21,666       21,666        17,102
  Other current assets                     53,511       45,368        47,959

    Total current assets                  753,409      689,083       676,047

Property and equipment, net               452,317      457,625       451,974

Intangibles and other assets              103,355      105,642       105,340

    Total assets                       $1,309,081   $1,252,350    $1,233,361


Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current
    maturities of long-term
    liabilities                        $    8,807   $   35,576    $   21,167
  Accounts payable                        151,814      192,146       148,549
  Accrued liabilities                     155,685      146,326       155,714

    Total current liabilities             316,306      374,048       325,430

Long-term liabilities:
  Notes and debentures                    370,000      292,000       342,000
  Other long-term liabilities              69,476       69,940        68,031

    Total long-term liabilities           439,476      361,940       410,031


Deferred income taxes                      33,329       33,329        30,812

Redeemable preferred stocks                    -       407,426       406,434

Common stock                                  499          380           380
Additional paid-in capital                485,631       83,106        83,151
Retained earnings (accumulated
  deficit)                                 33,840       (7,879)      (22,877)

    Total liabilities and
      shareholders' equity             $1,309,081   $1,252,350    $1,233,361



See Notes to Condensed Consolidated Financial Statements.



                                     THE NEIMAN MARCUS GROUP, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)

(In thousands except for   Twenty-Six Weeks Ended     Thirteen Weeks Ended
 per share amounts)        February 1,  January 27,  February 1, January 27,
                                  1997         1996         1997        1996

Revenues                    $1,206,050   $1,115,322   $  661,947   $ 625,424

Cost of goods sold
  including buying and
  occupancy costs              811,200      757,025      460,621     438,942
Selling, general and
  administrative expenses      277,910      256,562      146,856     137,694
Corporate expenses               6,796        6,335        3,551       3,403

Operating earnings             110,144       95,400       50,919      45,385

Interest expense                14,353       14,257        7,505       7,425

Earnings before
  income taxes                  95,791       81,143       43,414      37,960
Income taxes                    39,274       33,269       17,800      15,132

Net earnings                    56,517       47,874       25,614      22,828

Dividends and accretion
  on redeemable
  preferred stocks              (6,201)     (14,552)          -       (7,276)

Loss on redemption
  of redeemable
  preferred stocks             (22,361)          -            -           -

Net earnings applicable
  to common shareholders    $   27,955   $   33,322   $   25,614  $   15,552

Weighted average number
  of common and common
  equivalent shares
  outstanding                   44,627       38,163       49,653      38,238

Amounts per share
  applicable to common
  shareholders:

Net earnings                $      .63   $      .87   $      .52  $      .41







        See Notes to Condensed Consolidated Financial Statements.


                                     THE NEIMAN MARCUS GROUP, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


(In thousands)                                        Twenty-Six Weeks Ended
                                                    February 1,   January 27,
                                                           1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                      $    56,517   $    47,874
  Adjustments to reconcile net earnings
   to net cash provided by (used for) operations:
      Depreciation and amortization                      30,425        26,844
      Other items                                          (284)          727
      Changes in current assets and liabilities:
         Accounts receivable                            (73,083)      (73,904)
         Merchandise inventories                         28,021        10,359
         Other current assets                            (8,143)       (9,549)
         Accounts payable and
           accrued liabilities                          (32,494)      (18,458)


Net cash provided by (used for)
  operating activities                                      959       (16,107)


CASH FLOWS USED BY INVESTING ACTIVITIES
  Capital expenditures                                  (23,279)      (52,986)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                              183,500       107,900
  Repayment of debt                                    (132,000)         (731)
  Issuance of common stock                              269,163            28
  Payment on redemption of preferred stocks            (281,426)           -
  Dividends paid                                         (5,796)      (13,560)

Net cash provided by financing activities                33,441        93,637


CASH AND EQUIVALENTS
  Increase during the period                             11,121        24,544
  Beginning balance                                      12,659        13,695
  Ending balance                                    $    23,780   $    38,239













        See Notes to Condensed Consolidated Financial Statements.

                         THE NEIMAN MARCUS GROUP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Basis of presentation

    The Condensed Consolidated Financial Statements of The Neiman Marcus Group, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the Consolidated Financial Statements in the Company's Annual Report on Form l0-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The retail industry is seasonal in nature, and the results of operations for these periods historically have not been indicative of the results for a full year.

2. Company public offering

    On October 17, 1996, the Company completed a public offering of 8.0 million shares of its common stock at a price of $35.00 per share. The net proceeds from the offering ($267.3 million) were used by the Company to partially fund the repurchase of all of the Company's issued and outstanding preferred stocks from Harcourt General, Inc., the Company's majority shareholder. In addition to the net proceeds, on November 12, 1996 the Company paid Harcourt General 3.9 million shares of the Company's common stock (valued at $135.0 million at $35.00 per share) and completed the exchange for all of the Company's issued and outstanding preferred stocks. The total consideration paid by the Company to Harcourt General in connection with the repurchase was $416.4 million, plus accrued and unpaid dividends through the date of the public offering. In connection with the transaction, the Company incurred a non-recurring charge to net earnings applicable to common shareholders of $22.4 million.

    Had the public offering and repurchase of the preferred stocks taken place at the beginning of the twenty-six week periods ended February 1, 1997 and January 27, 1996, net earnings per share applicable to common shareholders for those periods would have been $1.13 and $.96, respectively. Had the public offering and repurchase of the preferred stocks taken place at the beginning of the thirteen week periods ended February 1, 1997 and January 27, 1996, net earnings per share applicable to common shareholders for those periods would have been $.51 and $.46, respectively.

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

    If the FIFO method of inventory valuation had been used to value all inventories, merchandise inventories would have been higher than reported by $17.5 million at February 1, 1997, $13.5 million at August 3, 1996 and $18.2 million at January 27, 1996. The FIFO method would have increased net earnings by $2.3 million during the twenty-six weeks ended February 1, 1997 and $2.4 million during the twenty-six weeks ended January 27, 1996.

                         THE NEIMAN MARCUS GROUP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.  New accounting standard

    On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125). This statement provides consistent guidance for distinguishing transfers of financial assets (e.g. securitizations) that are sales from transfers that are secured borrowings. The effect of adopting SFAS 125 was not material to the Company's financial position or results of operations.

                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Continuing Operations for the Twenty-six Weeks Ended February 1, 1997
           Compared with the Twenty-six Weeks Ended January 27, 1996


Revenues in the twenty-six weeks ended February 1, 1997 increased $90.7 million or 8.1% over revenues in the twenty-six weeks ended January 27, 1996. The increase resulted primarily from a comparable sales increase of 4.4% and the opening of new Neiman Marcus stores in King of Prussia, Pennsylvania in February 1996 and Paramus, New Jersey in August 1996.

Cost of goods sold, including buying and occupancy costs, increased $54.2 million or 7.2% compared to the same period last year. The increase was primarily due to the higher sales volume. As a percentage of revenues, cost of goods sold, including buying and occupancy costs, decreased to 67.3% in the first half of fiscal 1997 compared to 67.9% in the first half of fiscal 1996. The lower percentage was principally due to lower markdowns during the fiscal 1997 holiday season as compared to fiscal 1996.

Selling, general and administrative expenses increased 8.3% to $277.9 million from $256.6 million in fiscal 1996 primarily due to higher sales volume and the expenses of the two new stores. As a percentage of revenues, selling, general and administrative expenses were essentially unchanged at 23.0% in fiscal 1997 and 1996.

Interest expense increased 1.0% to $14.4 million in the fiscal 1997 period. Higher average borrowings were offset by a lower effective interest rate which resulted from the repayment at maturity of the Company's fixed rate senior notes with borrowings under its revolving credit agreement.

The Company's effective income tax rate is expected to be 41% in fiscal 1997, unchanged from fiscal 1996.



Results of Continuing Operations for the Thirteen Weeks Ended February 1, 1997
            Compared with the Thirteen Weeks Ended January 27, 1996

Revenues in the thirteen weeks ended February 1, 1997 increased $36.5 million or 5.8% over revenues in the thirteen weeks ended January 27, 1996. The increase was primarily due to the opening of new Neiman Marcus stores in King of Prussia, Pennsylvania and Paramus, New Jersey and comparable sales increases at Neiman Marcus Stores and Bergdorf Goodman, offset in part by a 5.7% decrease in sales at NM Direct.

Cost of goods sold, including buying and occupancy costs, increased $21.7 million or 4.9% during the quarter ended February 1, 1997 compared to the same period in fiscal 1996. As a percentage of revenues, cost of goods sold, including buying and occupancy costs, was 69.6% in 1997 compared to 70.2% in fiscal 1996. The improved margins in the fiscal 1997 quarter were principally due to lower markdowns during the fiscal 1997 holiday season as compared to fiscal 1996.

                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Selling, general and administrative expenses increased by $9.2 million or 6.7% to $146.9 million in the thirteen weeks ended February 1, 1997 compared to the thirteen weeks ended January 27, 1996, primarily due to the two new stores and higher selling costs. As a percentage of revenues, selling, general and administrative expenses were up slightly to 22.2% in the fiscal 1997 quarter compared to 22.0% in the 1996 quarter.

Interest expense increased 1.1% to $7.5 million in the thirteen weeks ended February 1, 1997 compared to the 1996 quarter. Higher average borrowings were offset by a lower effective interest rate which resulted from the repayment of the Company s fixed rate senior notes with borrowings under its revolving credit agreement.

       Changes in Financial Condition and Liquidity since August 3, 1996

During the first six months of fiscal 1997, the Company financed its working capital needs, capital expenditures and preferred dividend requirements primarily with cash provided from its revolving credit agreement. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Condensed Consolidated Statement of Cash Flows.

Net cash provided by operating activities was $1.0 million during the twenty-six weeks ended February 1, 1997. The primary items affecting working capital were a seasonal increase in accounts receivable ($73.1 million) and a decrease in accounts payable and accrued liabilities ($32.5 million), partially offset by a seasonal decrease in merchandise inventories ($28.0 million).

Capital expenditures were $23.3 million during the first half of fiscal 1997 as compared to $53.0 million in the first half of fiscal 1996. The Company s capital expenditures consisted principally of renovations to existing stores. The Company opened a new Neiman Marcus store in Paramus, New Jersey in August 1996. Capital expenditures are expected to approximate $65.0 million during the current fiscal year, and will include remodeling of certain Neiman Marcus stores and both Bergdorf Goodman stores.

In October 1996, the Company issued 8.0 million shares of common stock to the public at $35.00 per share. The net proceeds were used on November 12, 1996, together with 3.9 million shares of the Company's common stock and borrowings of approximately $20.0 million, to purchase all of its outstanding redeemable preferred stocks and pay accrued and unpaid dividends. The repurchase of the preferred stock will result in a reduction of dividend payments of $21.3 million in fiscal 1997 compared to fiscal 1996, eliminate all future preferred dividend requirements, as well as eliminate impending sinking fund requirements.

The Company increased its bank borrowings by $183.5 million since August 3, 1996, which included borrowings made in August 1996 and December 1996 to repay $52 million and $80 million, respectively, of senior notes at maturity. At February 1, 1997, the Company had $130.0 million available under its revolving credit facility. The Company believes that it will have sufficient resources to fund its planned capital growth and operating requirements.

                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The Company declared the final aggregate quarterly dividends on its preferred stocks in the first quarter of fiscal 1997, and paid such dividends of $5.8 million on November 12, 1996 concurrent with the repurchase of these preferred stocks. The Company paid aggregate quarterly dividends of $13.6 million on its preferred stocks in the first half of fiscal 1996.

                                    PART II

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Stockholders was held on January 17, 1997. The following matters were voted upon at the meeting:

          1. Election of Jean Head Sisco as a Class III Director for a term of three years.

              For            47,778,460
              Against            75,694

              Election of Vincent M. O'Reilly as a Class III Director for a term of three years.

              For            47,787,516
              Against            66,638

          2.  Adoption of the Company's 1997 Incentive Plan.

              For            40,748,182
              Against         4,360,142
              Abstain            96,254
              Non-voting      2,649,576

          3. Ratification of the appointment by the Board of Directors of Deloitte & Touche LLP as the Company's independent auditors for the 1997 fiscal year.

              For            47,809,152
              Against            21,917
              Abstain            23,085

          4. Stockholder proposal to increase disclosure on compensation of executive officers.

              For               888,023
              Against        42,721,244
              Abstain         1,595,311
              Non-voting      2,649,576

Item 6.   Exhibits and Reports on Form 8-K.

          (a)     Exhibits.

          11.1 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

          27.1    Financial data schedule.

          (b)     Reports on Form 8-K.

                  The Company filed a report on Form 8-K on November 25, 1996 describing in Item 5 (Other Events) the repurchase of its preferred stocks from Harcourt General, together with pro forma financial information.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         THE NEIMAN MARCUS GROUP, INC.


Signature                                     Title                   Date





Principal Financial         Senior Vice President and           March 17, l997
Officer:                    Chief Financial Officer



/s/ John R. Cook
John R. Cook




Principal Accounting        Vice President and Controller       March 17, l997
Officer:



/s/ Stephen C. Richards
Stephen C. Richards