Form 10-Q
period 1997-05-03
NEIMAN MARCUS GROUP INC
filed 1997-06-17
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                       May 3, 1997

Commission File Number                        1-9659


                          THE NEIMAN MARCUS GROUP, INC.      .
           (Exact name of registrant as specified in its charter)



           Delaware                                                 95-4119509
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)



27 Boylston Street, Chestnut Hill, MA                                    02167
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


            YES   X           NO




As of June 10, 1997, there were outstanding 49,873,074 shares of the issuer's common stock, $.01 par value.

                         THE NEIMAN MARCUS GROUP, INC.



                                   I N D E X




Part I.     Financial Information                                 Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of
              May 3, 1997, August 3, 1996 and April 27, 1996            1

            Condensed Consolidated Statements of Earnings
              for the Thirty-Nine and Thirteen Weeks Ended
              May 3, 1997 and April 27, 1996                            2

            Condensed Consolidated Statements of Cash Flows
              for the Thirty-Nine Weeks Ended May 3, 1997
              and April 27, 1996                                        3

            Notes to Condensed Consolidated Financial Statements        4-5

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       6-7




Part II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K                            8



Signatures                                                              9


Exhibit 10.1                                                            -


Exhibit 11.1                                                            10


Exhibit 27.1                                                            11



                                     THE NEIMAN MARCUS GROUP, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)


                                             May 3,     August 3,   April 27,
(In thousands)                                 1997          1996       1996
Assets
Current assets:
  Cash and equivalents                  $   21,122    $   12,659  $   10,832
  Undivided interests in
    NMG Credit Card Master Trust           151,055       114,392     143,304
  Accounts receivable, net                  60,438        51,050      57,169
  Merchandise inventories                  490,062       443,948     421,803
  Deferred income taxes                     21,666        21,666      17,102
  Other current assets                      40,812        45,368      41,195

    Total current assets                   785,155       689,083     691,405

Property and equipment, net                451,104       457,625     455,939

Intangibles and other assets               100,171       105,642     105,660

    Total assets                        $1,336,430    $1,252,350  $1,253,004

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities
    of long-term liabilities            $    8,797    $   35,576   $  31,460
  Accounts payable                         164,484       192,146     174,314
  Accrued liabilities                      159,838       146,326     152,264

    Total current liabilities              333,119       374,048     358,038

Long-term liabilities:
  Notes and debentures                     360,000       292,000     317,000
  Other long-term liabilities               69,268        69,940      68,026

    Total long-term liabilities            429,268       361,940     385,026

Commitments and contingencies

Deferred income taxes                       33,329        33,329      30,812

Redeemable preferred stocks                     -        407,426     406,930

Common stock                                   499           380         380
Additional paid-in capital                 485,656        83,106      83,174
Retained earnings (accumulated
  deficit)                                  54,559        (7,879)    (11,356)

    Total liabilities and shareholders'
      equity                            $1,336,430    $1,252,350  $1,253,004

  See Notes to Condensed Consolidated Financial Statements.


                                     THE NEIMAN MARCUS GROUP, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)

(In thousands except            Thirty-Nine Weeks Ended  Thirteen Weeks Ended
 for per share amounts)              May 3,   April 27,      May 3, April 27,
                                       1997        1996        1997      1996

Revenues                         $1,712,582  $1,589,381   $ 506,532 $ 474,059
Cost of goods sold including
  buying and occupancy costs      1,155,034   1,077,796     343,834   320,771
Selling, general and
  administrative expenses           396,270     367,990     118,360   111,428
Corporate expenses                    9,933       9,449       3,137     3,114

Operating earnings                  151,345     134,146      41,201    38,746

Interest expense                    (20,439)    (21,144)     (6,086)   (6,887)

Earnings before income taxes        130,906     113,002      35,115    31,859

Income taxes                        (53,671)    (46,331)    (14,397)  (13,062)

Net earnings                         77,235      66,671      20,718    18,797

Dividends and accretion on
  redeemable preferred stocks        (6,201)    (21,828)         -     (7,276)

Loss on redemption of
  redeemable preferred stocks       (22,361)         -           -         -

Net earnings applicable
  to common shareholders         $   48,673  $   44,843   $  20,718 $  11,521

Weighted average number of
  common and common equiva-
  lent shares outstanding            46,439      38,184      50,026    38,224

Net earnings per common share    $     1.05  $     1.17   $     .41 $     .30
















   See Notes to Condensed Consolidated Financial Statements.


                                     THE NEIMAN MARCUS GROUP, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

(In thousands)                                 Thirty-Nine  Weeks Ended
                                                    May 3,    April 27,
                                                      1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                    $ 77,235     $ 66,671
  Adjustments to reconcile net earnings
    to net cash provided by
      operating activities:
      Depreciation and amortization                 44,364       41,827
      Other items                                    1,763         (492)
      Changes in assets and liabilities:
        Accounts receivable                         (9,388)     (11,520)
        Merchandise inventories                    (46,114)     (62,711)
        Other current assets                         4,556       (2,785)
        Accounts payable and
          accrued liabilities                      (15,671)       3,857

Net cash provided by
  operating activities                              56,745       34,847


CASH FLOWS USED BY INVESTING ACTIVITIES
  Capital expenditures                             (35,086)     (70,781)
  Purchases of held-to-maturity securities        (457,784)    (411,754)
  Maturities of held-to-maturity securities        421,121      372,911

Net cash used by investing activities              (71,749)    (109,624)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                         173,500       93,250
  Repayment of debt                               (132,000)      (1,047)
  Issuance of common stock                         269,189           51
  Payment of redemption of
    preferred stock                               (281,426)          -
  Dividends paid                                    (5,796)     (20,340)

Net cash provided by financing activities           23,467       71,914


CASH AND EQUIVALENTS
  Increase (decrease) during the period              8,463       (2,863)
  Beginning balance                                 12,659       13,695

  Ending balance                                  $ 21,122     $ 10,832







   See Notes to Condensed Consolidated Financial Statements.

                         THE NEIMAN MARCUS GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  Basis of Presentation

    The Condensed Consolidated Financial Statements of The Neiman Marcus Group, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the Consolidated Financial Statements in the Company's Annual Report on Form l0-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The retail industry is seasonal in nature, and the results of operations for these periods historically have not been indicative of the results for a full year. Fiscal year 1997 will have 52 weeks, while fiscal year 1996 had 53 weeks. The 53rd week in fiscal year 1996 was included in the 1996 fourth quarter operating results.

    Certain prior period amounts have been reclassified to conform to current period presentation.

2.  Company public offering

    On October 17, 1996, the Company completed a public offering of 8.0 million shares of its common stock at a price of $35.00 per share. The net proceeds from the offering ($267.3 million) were used by the Company to partially fund the repurchase of all of the Company's issued and outstanding preferred stocks from Harcourt General, Inc., the Company's majority shareholder. In addition to the net proceeds, on November 12, 1996 the Company paid Harcourt General 3.9 million shares of the Company's common stock (valued at $135.0 million at $35.00 per share) and completed the exchange for all of the Company s issued and outstanding preferred stocks. The total consideration paid by the Company to Harcourt General in connection with the repurchase was $416.4 million, plus accrued and unpaid dividends through the date of the public offering. In connection with the transaction, the Company incurred a non-recurring charge to net earnings applicable to common shareholders of $22.4 million.

    Had the public offering and repurchase of the preferred stocks taken place at the beginning of the thirty-nine week periods ended May 3, 1997 and April 27, 1996, net earnings per share applicable to common shareholders for those periods would have been $1.54 and $1.33, respectively. Had the public offering and repurchase of the preferred stocks taken place at the beginning of the thirteen week periods ended May 3, 1997 and April 27, 1996, net earnings per share applicable to common shareholders for those periods would have been $.41 and $.38, respectively.

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

                         THE NEIMAN MARCUS GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


3.  Merchandise Inventories (continued)

    If the FIFO method of inventory valuation had been used to value all inventories, merchandise inventories would have been higher than reported by $19.5 million at May 3, 1997, by $13.5 million at August 3, 1996 and by $20.2 million at April 27, 1996. The FIFO valuation method would have increased net earnings by $3.5 million during each of the thirty-nine weeks ended May 3, 1997 and April 27, 1996.

4.  Undivided interests in NMG Credit Card Master Trust

    In March 1995, NMG sold all of its Neiman Marcus credit card receivables through a subsidiary to a trust in exchange for certificates representing undivided interests in such receivables. During the quarter ended May 3, 1997 the Company began to segregate its undivided interests in NMG Credit Card Master Trust from its accounts receivable on the consolidated balance sheets. The undivided interests in NMG Credit Card Master Trust include the interests retained by NMG's subsidiary which are represented by the Class C Certificate ($54.0 million) and the Seller's Certificate (the excess of the total receivables transferred to the trust over the portion represented by certificates sold to investors and the Class C Certificate). The undivided interests in NMG Credit Card Master Trust represent securities which the Company intends to hold to maturity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Due to the short-term revolving nature of the credit card portfolio, the carrying value of the Company's undivided interest in the NMG Credit Card Master Trust approximates fair value.

5.  New accounting standards

    On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). This statement provides consistent guidance for distinguishing transfers of financial assets (e.g. securitizations) that are sales from transfers that are secured borrowings. The effect of adopting SFAS 125 was not material to the Company's financial position or results of operations.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Under the new standard, which must be adopted for periods ending after December 15, 1997, the Company will be required to change the method used to compute earnings per share and to restate prior periods presented. A dual presentation of basic and diluted earnings per share will be required. The basic earnings per share calculation, which will replace primary earnings per share, will exclude the dilutive impact of stock options and other common share equivalents. The diluted earnings per share calculation, which will replace fully diluted earnings per share, will include common share equivalents. Under SFAS 128, basic and diluted earnings per share for the thirteen week period ended May 3, 1997 would have been, respectively, $.42 and $.41, and both basic and diluted earnings per share for the thirty-nine week period would have been $1.05.

                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Continuing Operations for the Thirty-Nine Weeks Ended May 3, l997
           Compared with the Thirty-Nine Weeks Ended April 27, 1996

Revenues in the thirty-nine weeks ended May 3, l997 increased $123.2 million or 7.8% over revenues in the thirty-nine weeks ended April 27, 1996. Comparable sales for the period increased 4.4%. New Neiman Marcus stores opened in King of Prussia, Pennsylvania in February 1996 and Paramus, New Jersey in August 1996 also contributed to the increase.

Cost of goods sold including buying and occupancy costs increased 7.2% to $1.16 billion during the thirty-nine week period ended May 3, 1997 compared to the same period last year, primarily due to higher sales volume. As a percentage of revenues, cost of goods sold was 67.4% in l997 compared to 67.8% in l996. The lower percentage is primarily due to proportionately lower buying and occupancy costs, and to improved gross margins at Bergdorf Goodman.

Selling, general and administrative expenses increased 7.7% to $396.3 million from $368.0 million in 1996, primarily due to new store openings and higher selling costs for the thirty-nine week period. As a percentage of revenues, selling, general and administrative expenses were essentially unchanged at 23.1% in 1997 compared to 23.2% in 1996.

Interest expense decreased 3.3% to $20.4 million in the 1997 period. Higher average borrowings were offset by a lower effective interest rate which resulted from the repayment at maturity of the Company's fixed rate senior notes with borrowings under its revolving credit agreement.

The Company's effective income tax rate is estimated to be 41.0% in fiscal l997, unchanged from fiscal 1996.


   Results of Continuing Operations for the Thirteen Weeks Ended May 3, l997
             Compared with the Thirteen Weeks ended April 27, l996

Revenues in the thirteen weeks ended May 3, l997 increased $32.5 million or 6.8% over revenues in the thirteen weeks ended April 27, 1996. The primary factors contributing to the revenue increase were the opening of a new Neiman Marcus store in Paramus, New Jersey in August 1996 and a 9.9% increase in revenues at NM Direct. Comparable sales for the period increased 4.5%.

Cost of goods sold including buying and occupancy costs increased 7.2% in the thirteen week period ended May 3, 1997 compared to the same period last year, primarily due to higher sales volume. As a percentage of revenues, cost of goods sold was 67.9% in l997 compared to 67.7% in l996. The increase in the 1997 quarter is primarily due to higher markdowns.

Selling, general and administrative expenses increased 6.2% in the 1997 period, primarily due to higher sales volume and the additional Neiman Marcus store in Paramus, New Jersey. As a percentage of revenues, selling, general and administrative expenses were essentially unchanged at 23.4% in 1997 and 23.5% in 1996.

                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Interest expense decreased 11.6% to $6.1 million in the 1997 period. Higher average borrowings were offset by a lower effective interest rate which resulted from the repayment at maturity of the Company's fixed rate senior notes with borrowings under its revolving credit agreement.


       Changes in Financial Condition and Liquidity since August 3, 1996

During the thirty-nine weeks ended May 3, 1997, the Company financed its working capital needs, capital expenditures and preferred dividend requirements primarily with cash provided from its revolving credit agreement. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Condensed Consolidated Statement of Cash Flows.

Net cash provided by operating activities was $56.7 million during the thirty-nine weeks ended May 3, l997. The primary item affecting working capital was an increase in merchandise inventories ($46.1 million).

Capital expenditures were $35.1 million during the thirty-nine weeks ended May 3, 1997 as compared to $70.8 million for the same period in fiscal 1996. The Company's capital expenditures consisted principally of renovations of existing stores. The Company opened new Neiman Marcus stores in King of Prussia, Pennsylvania in February 1996 and in Paramus, New Jersey in August 1996. Capital expenditures are expected to approximate $55.0 million during the current fiscal year, and will include remodeling of certain Neiman Marcus stores and both Bergdorf Goodman stores as well as initial expenditures related to a new Neiman Marcus store in Hawaii, expected to open in 1998.

In October 1996, the Company issued 8.0 million shares of common stock to the public at $35.00 per share. The net proceeds were used on November 12, 1996, together with 3.9 million shares of the Company's common stock and borrowings of approximately $20.0 million, to purchase all of its outstanding redeemable preferred stocks and pay accrued and unpaid dividends. The repurchase of the preferred stock will result in a reduction of dividend payments of $21.3 million in fiscal 1997 compared to fiscal 1996 and has eliminated all future preferred dividend and sinking fund requirements.

The Company increased its bank borrowings by $173.5 million since August 3, 1996, which included borrowings in August 1996 and December 1996 to repay $52 million and $80 million, respectively, of senior notes at maturity. At May 3, 1997, the Company had $140.0 million available under its revolving credit facility. The Company believes that it will have sufficient resources to fund its planned capital growth and operating requirements.

The Company declared the final aggregate quarterly dividends on its preferred stocks in the first quarter of fiscal 1997, and paid such dividends of $5.8 million on November 12, 1996 concurrent with the repurchase of these preferred stocks. The Company paid aggregate quarterly dividends of $20.3 million on its preferred stocks in the thirty-nine weeks ended April 27, 1996.

                                    PART II



Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits.


          10.1 The Neiman Marcus Group, Inc. 1997 Incentive Plan, incorporated herein by reference to Exhibit A to the Company's Definitive Schedule 14A (Definitive Proxy Statement and Definitive Additional Materials), dated December 10, 1996 and filed with the Securities and Exchange Commission.

          11.1 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

          27.1  Financial data schedule.


          (b)   Reports on Form 8-K.

                The Company did not file any reports on Form 8-K during the quarter ended May 3, 1997.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         THE NEIMAN MARCUS GROUP, INC.


Signature                            Title                   Date





Principal Financial         Senior Vice President and       June 17, 1997
Officer:                    Chief Financial Officer



S/John R. Cook
John R. Cook




Principal Accounting        Vice President and Controller  June 17, 1997
Officer:



S/Stephen C. Richards
Stephen C. Richards