Form 10-K
period 1997-08-02
NEIMAN MARCUS GROUP INC
filed 1997-10-29
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                   FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   For the fiscal year ended August 2, 1997

                         Commission File Number 1-9659

                                _______________

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

                                     None
                                _______________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X       No _____

     Indicate by  check mark if  disclosure of  delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 22, 1997 was $824,900,923.

  There were 49,870,692 shares of Common Stock outstanding as of October 22, 1997.


                  Documents Incorporated by Reference



      Portions of the Company's 1997 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV of this Report.

                         THE NEIMAN MARCUS GROUP, INC.

                          ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED AUGUST 2, 1997

                               TABLE OF CONTENTS

                                                                 Page No.
PART I                                                           --------

 Item 1.   Business                                                  1
 Item 2.   Properties                                                3
 Item 3.   Legal Proceedings                                         4
 Item 4.   Submission of Matters to a Vote of Security Holders       4

PART II
 Item 5.   Market  for  the  Registrant's Common Equity and Related
               Stockholder Matters                                   4
 Item 6.   Selected Financial Data                                   4
 Item 7.   Management's  Discussion and  Analysis  of  Financial
               Condition and Results of Operations                   4
 Item 8.   Financial Statements and Supplementary Data               4
 Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                   4


PART III
 Item 10.  Directors and Executive Officers of the Registrant        5
 Item 11.  Executive Compensation                                    8
 Item 12.  Security Ownership  of Certain  Beneficial Owners and    22
               Management
 Item 13.  Certain Relationships and Related Transactions           24

PART IV
 Item 14.  Exhibits,  Financial Statement  Schedules and Reports    25
              on Form 8-K
 Signatures  . . . . . . . . . . . . . . . . . .                    27

                                    PART I

Item 1.  Business

General

  The Neiman Marcus Group, Inc. (together with its operating divisions and subsidiaries, the "Company") is a Delaware corporation which commenced operations in August 1987. Harcourt General, Inc. ("Harcourt General"), a Delaware corporation based in Chestnut Hill, Massachusetts, owns approximately 53% of the outstanding Common Stock of the Company. In addition, two of Harcourt General's directors and virtually all of its officers, including its Chairman and Chief Executive Officer, occupy similar positions with the Company. For more information about the relationship between the Company and Harcourt General, see Note 1 to the Summary Compensation Table (in Item 11),
Item 12, and Notes 2, 7 and 8 to the Consolidated Financial Statements in Item 14 below. Harcourt General is a public company subject to the reporting requirements of the Securities Exchange Act of 1934. For further information about Harcourt General, reference may be made to the reports filed by Harcourt General from time to time with the Securities and Exchange Commission.

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

Description of Operations

  Neiman  Marcus  Stores.    Neiman  Marcus  Stores  offer  women's  and men's
apparel, fashion accessories, shoes, cosmetics, furs, precious jewelry, decorative home accessories, fine china, crystal and silver, gourmet food products, children's apparel and gift items. A relatively small portion of Neiman Marcus Stores' customers accounts for a significant percentage of its retail sales.

  As of August 2, 1997, the Company operated 30 Neiman Marcus stores, located in Arizona (Scottsdale); California (five stores: Beverly Hills, Newport Beach, Palo Alto, San Diego and San Francisco); Colorado (Denver); the District of Columbia; Florida (two stores: Fort Lauderdale and Bal Harbour); Georgia (Atlanta); Illinois (three stores: Chicago, Northbrook and Oak Brook); Missouri (St. Louis); Massachusetts (Boston); Minnesota (Minneapolis); Michigan (Troy); Nevada (Las Vegas); New Jersey (two stores: Short Hills and Paramus); New York (Westchester); Pennsylvania (King of Prussia); Texas (six stores: three in Dallas, one in Fort Worth and two in Houston); and Virginia (McLean). The average size of the Neiman Marcus stores is approximately 142,000 gross square feet, and the stores range in size from 90,000 gross square feet to 269,000 gross square feet. A new Neiman Marcus store in

Honolulu's Ala Moana Center (160,000 gross square feet) is currently under construction and is expected to open in November 1998. The Company also plans to open new Neiman Marcus stores in Palm Beach, Florida in the fall of 1998 (60,000 gross square feet), Coral Gables, Florida in 2000 (120,000 gross square feet) and Oyster Bay, New York in 2001 (150,000 gross square feet). In addition, the Company plans to open a new store in Plano, Texas in 2001 (145,000 gross square feet) which will replace the existing Prestonwood store (123,000 gross square feet) near Dallas, and a new store at the Memorial City Mall in Houston, Texas (150,000 gross square feet) which will replace the existing Town & Country store (153,000 gross square feet).

  Bergdorf Goodman. The core of Bergdorf Goodman's offerings includes high end women's apparel and unique fashion accessories from leading designers. Bergdorf Goodman also features traditional and contemporary decorative home accessories, precious jewelry, gifts and gourmet foods. The Company operates two Bergdorf Goodman stores in Manhattan at 58th Street and Fifth Avenue. The main Bergdorf Goodman store consists of 250,000 gross square feet and is dedicated to women's apparel and accessories, home furnishings and gifts. Bergdorf Goodman Men consists of 66,000 gross square feet and is dedicated to high end men's apparel and accessories.

  NM Direct. NM Direct operates an upscale direct marketing business, which primarily offers women's apparel under the Neiman Marcus name and, through its Horchow catalogue, offers hard goods such as quality home furnishings, tabletop, linens and decorative accessories to its domestic and international customers. NM Direct also offers a broad range of more modestly priced items through its Trifles and Grand Finale lines and annually publishes the world famous Neiman Marcus Christmas Catalogue.

  Clearance Centers.   The  Company operates  several small  clearance centers
which provide an efficient and controlled outlet for the sale of marked down merchandise from Neiman Marcus Stores, Bergdorf Goodman and NM Direct.

Competition

  The specialty retail industry is highly competitive and fragmented. The Company competes with large specialty retailers, traditional and better department stores, national apparel chains, designer boutiques, individual specialty apparel stores and direct marketing firms.

  The Company competes for customers principally on the basis of quality, assortment and presentation of merchandise, customer service, sales and marketing programs and value. In addition, the Company competes for quality merchandise and assortment principally based on relationships with designer resources and purchasing power. The Company's apparel business is especially dependent upon its relationship with these designer resources. Neiman Marcus Stores and Bergdorf Goodman also compete for customers on the basis of store ambience, and for real estate opportunities principally on the basis of their ability to attract customers. NM Direct competes principally on the basis of quality, assortment and presentation of merchandise, customer service, price and speed of delivery.

Employees

  At August 2, 1997, Neiman Marcus Stores had 11,300 employees, of whom 3,310 were part-time, Bergdorf Goodman had 1,050 employees, of whom 45 were part-time, and NM Direct had 1,060 employees, of whom 500 were part-time. All employee numbers are approximate. None of the employees of Neiman Marcus Stores or NM Direct are subject to collective bargaining agreements. Approximately 17% of the Bergdorf Goodman employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are generally good. The Company's staffing requirements fluctuate during the year as a result of the seasonality of the retail apparel industry and, accordingly, the Company generally adds 3,000 to 3,500 more seasonal employees in its second quarter.

Capital Expenditures; Seasonality; Liquidity

  For information on capital expenditures, seasonality and liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below.

Item 2.  Properties

  The Company's corporate headquarters are located at Harcourt General's leased facility in Chestnut Hill, Massachusetts. The operating headquarters for Neiman Marcus Stores, Bergdorf Goodman and NM Direct are located in Dallas, New York City and Las Colinas, Texas, respectively. The aggregate square footage used in the Company's operations is approximately as follows:

                                                Owned
                                               Subject to
                                   Owned      Ground Lease      Leased        Total
                                   -------    ------------    ---------     ---------
Stores  . . . .                   348,000     1,931,000       2,297,000     4,576,000

Distribution, Support and
   Office Facilities and
   Clearance Centers ...        1,170,000       0               634,000     1,804,000

   Leases for Neiman Marcus stores, including renewal options, range from 30 to 99 years. The lease on the Bergdorf Goodman main store expires in 2050, and the lease on the Bergdorf Goodman Men's store expires in 2010, with two 10-year renewal options. Leases are generally at fixed rentals, and a majority of leases provide for additional rentals based on sales in excess of predetermined levels. The Company owns approximately 34 acres of land in Longview, Texas, where its National Service Center, the principal distribution facility for Neiman Marcus Stores, is located in a 465,000 square foot facility, and also owns approximately 50 acres of land in Las Colinas, Texas, where its 705,000 square foot NM Direct warehouse and distribution facility is located. For further information on the Company's properties, see "Operating Leases" in Note 12 of the Notes to the Consolidated Financial Statements in
Item 14 below. For more information about plans to open additional Neiman Marcus stores, see "Description of Operations" in Item 1 above.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.


                                    PART II

Item  5.  Market  for the Registrant's  Common Equity  and Related Stockholder
Matters

       The information contained under the captions "Stock Information" and "Shares Outstanding" on page 51 of the 1997 Annual Report is incorporated herein.

       Beginning with the third quarter of fiscal 1995, the Company eliminated its quarterly cash dividend on its Common Stock. The Company currently does not intend to resume paying cash dividends on its Common Stock. The Company's revolving credit agreement contains restrictions on the Company's ability to pay dividends and make other distributions.

Item 6.  Selected Financial Data

   The response to this Item is contained in the 1997 Annual Report under the caption "Selected Financial Data" on page 50 and is incorporated herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The response to this Item is contained in the 1997 Annual Report under the caption "Management's Discussion and Analysis" on pages 25 though 31 and is incorporated herein.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

A. Directors

       Below  are  the  names,  ages   at  October  22,  1997,  and  principal
occupations for the last five years of each director of the Company.

Class I Directors   Terms expire at 1998 Annual Meeting

Richard A. Smith - 72     Chairman  of  the  Board  of  the   Company  and  of
 Director since 1987      Harcourt General;  Chief  Executive Officer  of  the
                          Company  and of Harcourt  General since  January 15,
                          1997 and  prior to  December 1991;  Chairman of  the
                          Board, President  (until  November 1995)  and  Chief
                          Executive  Officer   of  GC  Companies,  Inc.  since
                          December  1993;   Director of  Harcourt General,  GC
                          Companies,   Inc.,   and   Steck-Vaughn   Publishing
                          Corporation.   Mr. Smith is the  father of Robert A.
                          Smith, President and  Chief Operating Officer  and a
                          director of  the Company and  President and Co-Chief
                          Operating  Officer  and  a   director  of   Harcourt
                          General.

Robert A. Smith - 38      President  and   Chief  Operating  Officer  of   the
 Director since 1997      Company   and   President  and   Co-Chief  Operating
                          Officer of Harcourt General since  January 15, 1997;
                          Group Vice  President of  the  Company and  Harcourt
                          General   prior   thereto;   President   and   Chief
                          Operating  Officer   of  GC  Companies,  Inc.  since
                          November  1995;  Director of  Harcourt  General  and
                          Steck-Vaughn Publishing  Corporation.   Mr. Smith is
                          the son of Richard A. Smith, Chairman of the Board and Chief Executive Officer of the Company and of Harcourt General.

Class II Directors   Terms expire at 1999 Annual Meeting

Walter J. Salmon - 66     Stanley Roth  Sr. Professor  of Retailing, Emeritus,
 Director since 1987      Graduate School of Business Administration,  Harvard
                          University;  Director of  Hannaford  Bros. Co.,  The
                          Quaker  Oats  Company,  Circuit  City Stores,  Inc.,
                          Luby s  Cafeterias,  Inc.,  Harrah s  Entertainment,
                          Inc., Cole National Corporation and PetsMart, Inc.

 Matina S. Horner - 58 Executive Vice President of the Teachers Insurance Director since 1993 and Annuity Association-College Retirement Equities
                          Fund (TIAA-CREF)  and President Emerita of Radcliffe
                          College  since  1989;  Director   of  Boston  Edison
                          Company.

Class III Directors   Terms expire at 2000 Annual Meeting

Jean Head Sisco - 72      Partner   in    Sisco   Associates,    international
 Director since 1987      management  consultants; Director  of Textron, Inc.,
                          Newmont   Mining   Corporation  and   its  principal
                          subsidiary, Newmont Gold Company, Washington  Mutual
                          Investors  Fund,   Chiquita  Brands   International,
                          Inc., The American Funds Tax-Exempt Series  I and K-
                          Tron International, Inc.

Vincent M. O'Reilly - 60  Distinguished  Senior Lecturer,  Carroll School of
 Director since 1997      Management,  Boston  College  since  October 1,
                          1997;  Executive  Vice  Chairman   of  Coopers   &
                          Lybrand  from  October 1994  until  October  1997;
                          Chief  Operating  Officer  or  Deputy Chairman  of
                          Coopers & Lybrand from 1988 to October 1994.


B. Executive Officers

  Below are the names, ages at October 22, 1997, and principal occupations for the last five years of each executive officer of the Company who is not also a director of the Company. All such persons have been elected to serve until the next annual election of officers and their successors are elected or until their earlier resignation or removal.


Burton M. Tansky - 59     Chairman  and  Chief  Executive  Officer  of  Neiman
                          Marcus  Stores since  May 1994;  Chairman  and Chief
                          Executive Officer of Bergdorf  Goodman from February
                          1992 to May 1994.


Gerald A. Sampson - 56    President  and  Chief  Operating  Officer of  Neiman
                          Marcus  Stores since  April  1993; Chairman  of  May
                          Company  California, a  division  of May  Department
                          Stores Company, from 1991 to January 1993.

Stephen C. Elkin - 54     Chairman and  Chief  Executive Officer  of  Bergdorf
                          Goodman  since   May  1994;   President  and   Chief
                          Operating   Officer   of   Bergdorf  Goodman   prior
                          thereto.

Dawn Mello - 66           President  of Bergdorf  Goodman since  May 1994  and
                          from  1983 to  1989;  Executive  Vice President  and
                          Creative Director Worldwide of Guccio Gucci SpA from October 1989 to May 1994.


Bernie Feiwus - 49        President and Chief Executive Officer of NM Direct.

John R. Cook - 56         Senior Vice  President and  Chief Financial  Officer
                          of the Company and of Harcourt General.

Eric P. Geller - 50       Senior   Vice   President,   General   Counsel   and
                          Secretary of the Company and of Harcourt General.

Peter Farwell - 54        Vice President - Corporate Relations of the Company
                          and of Harcourt General.

Paul F. Gibbons - 46      Vice President and  Treasurer of the Company  and of
                          Harcourt General.

Gerald T. Hughes - 40     Vice President   Human Resources of  the Company and
                          of  Harcourt  General  since  June  1994;  Associate
                          General  Counsel  of  the Company  and  of  Harcourt
                          General   with   responsibility   for   labor    and
                          employment matters from August 1992 to June 1994.

Michael F. Panutich - 49  Vice President - General Auditor of the Company and
                          of Harcourt General since June 1993; Vice President Accounting of the Company and of Harcourt General prior thereto.


Stephen C. Richards - 42  Vice President and Controller of the  Company and of
                          Harcourt General since June 1993; Partner, Deloitte & Touche prior to June 1993.

C. Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Company believes that all filing requirements applicable to its insiders were complied with during fiscal 1997.


    Item 11.  Executive Compensation

                            Summary Compensation Table (1)

   The following table provides information on the compensation provided by the Company during fiscal 1997, 1996 and 1995 to the Company's Chief Executive Officers and the five most highly paid executive officers of the Company during fiscal 1997.

                                                                     Long-Term Compensation
                                                                         Compensation (2)

                                    Annual Compensation                      Awards
                                                                   Restricted
                                                     Other Annual    Stock                   All Other
  Name and              Fiscal    Salary    Bonus    Compensation    Awards      Options    Compensation
  Principal Position    Year       ($)     ($)(3)       ($)(4)       ($)(5)        (#)        ($)(6)
  ======================================================================================================


  Richard A. Smith (1)  1997          --          --        --           --          --             --
  Chairman and Chief
  Executive Officer     1996          --          --        --           --          --             --
  commencing
  January 15, 1997      1995          --          --        --           --          --             --

  B. Tansky             1997    $750,000    $292,500        --           --      10,000       $ 19,357
  Chairman and Chief
  Executive Officer of  1996    $650,000    $292,500        --     $153,750          --       $ 16,866
  Neiman Marcus
  Stores                1995    $600,000    $230,640  $160,339           --      25,000       $ 14,560

  G. Sampson            1997    $500,000    $174,000        --           --       6,500       $ 14,070
  President and Chief
  Operating Officer of  1996    $475,000    $190,000        --           --      12,000       $ 12,854
  Neiman Marcus
  Stores                1995    $450,000    $150,480        --     $ 71,875          --       $ 12,687

  S. Elkin              1997    $480,000    $185,000        --           --          --       $ 10,771
  Chairman and Chief
  Executive Officer of  1996    $480,000          --        --     $115,313          --       $ 17,170
  Bergdorf Goodman
                        1995    $450,000    $ 22,500        --           --      20,000       $ 15,812

  D. Mello (7)          1997    $365,000    $110,000        --           --       4,000       $  9,210
  President of Bergdorf
  Goodman               1996    $350,000    $ 67,900        --     $ 53,813          --       $  8,496

                        1995    $325,000    $ 50,000        --           --      15,000       $  2,418

  B. Feiwus             1997    $345,000    $115,000        --           --       6,000       $ 10,697
  President and Chief
  Executive Officer of  1996    $325,000    $135,000        --     $ 76,875      10,000       $ 10,026
  NM Direct
                        1995    $300,000          --        --           --      10,000       $  7,314

  R. J. Tarr, Jr. (1)   1997          --          --        --           --          --             --
  President and Chief
  Executive Officer     1996          --          --        --           --          --             --
  through
  January 15, 1997      1995          --          --        --           --          --             --


(1) Under the terms of an Intercompany Services Agreement, Harcourt General provides certain management, accounting, financial, legal, tax, human resources and other corporate services to the Company, including the services of certain officers of Harcourt General who are also officers of the Company, in consideration of a fee based on Harcourt General's direct and indirect costs of providing the corporate services. The level of services and fees are subject to the approval of the Special Review Committee of the Board of Directors of the Company, which consists solely of directors who are independent of Harcourt General. During fiscal 1997, 1996 and 1995, the Company paid or accrued approximately $5.7 million, $6.9 million and $6.5 million, respectively, to Harcourt General for all of its services under the Intercompany Services Agreement. Mr. Smith succeeded Mr. Tarr as Chief Executive Officer of the Company upon Mr. Tarr's resignation effective January 15, 1997. Since both served as Chief Executive Officer of the Company during fiscal 1997, they are required to be named in this table. The other senior officers of Harcourt General, who derive all of their compensation directly from Harcourt General, are not included in this table. Of the amount payable under the Intercompany Services Agreement for fiscal 1997, approximately $365,000 was attributable to Mr. Smith's services and approximately $1.0 million was attributable to Mr. Tarr's services. Of the amounts payable under the Intercompany Services Agreement for fiscal 1996 and 1995, approximately $2.3 million and $2.4 million, respectively, were attributable to Mr. Tarr's services. These amounts include costs related to base compensation, bonuses, benefits and amounts necessary to fund retirement benefits, all of which are direct obligations of Harcourt General. Under the terms of an agreement between Mr. Tarr and Harcourt General dated December 17, 1996, Mr. Tarr is entitled to receive certain compensation, retirement and other payments directly from Harcourt General. None of these amounts will be payable by the Company.

(2) Other than restricted stock, stock options and stock appreciation rights which may be granted under the Company's 1997 Incentive Plan, the Company does not have a long-term compensation program that includes long-term incentive payouts. No stock appreciation rights were granted to any of the named executive officers during the years reported in the table.

(3) Bonus payments are reported with respect to the year in which the related services were performed.

(4) No disclosure regarding items included in this category is required unless the amounts in any year for any named executive officer exceed the lesser of $50,000 or 10% of the annual salary and bonus for the named executive officer. Of the $160,339 reported with respect to Mr. Tansky in this column for fiscal 1995, $140,236 was attributable to relocation-related reimbursements paid by the Company in fiscal 1995 in connection with his move from New York to Dallas to assume the position of Chairman and Chief Executive Officer of Neiman Marcus Stores, the same position he had previously held with Bergdorf Goodman.

(5) Calculated by multiplying the closing price of the Company's Common Stock on the New York Stock Exchange on the date of grant by the number of shares awarded. With respect to awards of restricted stock made through fiscal 1997, twenty percent of each award are freed from the restrictions on transfer each year, commencing one year after the date of grant, provided that the recipient continues to be employed by the Company on the anniversary date of the grant. Holders of such restricted stock are entitled to vote their restricted shares and receive dividends, if any. In the event of termination of employment for any reason, other than death or permanent disability, restricted shares are forfeited by the holders and revert to the Company. At the end of fiscal 1997, the named executive officers' restricted stock holdings and market values (based on the New York Stock Exchange closing price of $27.9375 for the Company's Common Stock at fiscal year end) were as follows: Mr. Tansky - 8,000 shares ($223,500); Mr. Sampson - 3,000 shares ($83,813); Mr. Elkin - 6,000 shares  ($167,625); Ms. Mello - 2,800 shares ($78,225) and Mr. Feiwus
         - 4,000 shares ($111,750). The restricted shares held by Mr. Tansky were granted in fiscal 1996, the restricted shares held by Mr. Sampson were granted in fiscal 1995, the restricted shares held by Ms. Mello were granted in fiscal 1996, and the restricted shares held by Messrs. Elkin and Feiwus were granted in fiscal 1996 and fiscal 1992.

(6) The items accounted for in this column include the cost to the Company of matching contributions under (a) the Company's Key Employee Deferred Compensation Plan and (b) group life insurance premiums. For fiscal 1997, such amounts for each of the named executive officers were, respectively, as follows: Mr. Tansky - $15,637 and $3,720; Mr. Sampson - $10,350 and $3,720; Mr. Elkin -
         $7,200 and  $3,571; Ms. Mello -  $6,494 and $2,716; and  Mr. Feiwus -
         $7,200 and $3,497.

(7)      Ms. Mello  rejoined the  Company  in May  1994.   As  a condition  of
         employment, Ms. Mello was guaranteed a minimum bonus of $50,000 for fiscal 1995.


                     Option Grants in Last Fiscal Year (1)

  The following table provides information regarding options granted under the Company's 1987 Stock Incentive Plan during the fiscal year ended August 2, 1997 to the executive officers named in the Summary Compensation Table.

                                        Individual Grants
                       ---------------------------------------------
                                      % of                                    Potential
                       Number of     Total                              Realizable Value at
                       Securities   Options                               Assumed Annual
                       Underlying  Granted to   Exercise                   Rates of Stock
                       Options     Employees    or Base                 Price Appreciation
                       Granted     in Fiscal     Price    Expiration      for Option Term(2)
        Name            (#)(3)       Year        ($/Sh)      Date       ___________________
                                                                          5%($)      10%($)
        ----           --------    ---------    --------  ----------    --------   --------

        R. Smith (4)        --          --          --          --           --          --
        B. Tansky       10,000       7.63%    $ 33.375     9/11/06     $208,894    $531,912
        G. Sampson       6,500       4.96%    $ 33.375     9/11/06     $136,431    $345,743
        S. Elkin            --          --          --          --           --          --
        D. Mello         4,000       3.05%    $ 33.375     9/11/06     $ 83,957    $212,765
        B. Feiwus        6,000       4.58%    $ 33.375     9/11/06     $125,936    $319,147
        R. Tarr, Jr.(4)     --          --          --          --           --          --

__________

(1) No stock appreciation rights were granted to any named executive officer during fiscal 1997.


(2) These potential realizable values are based on assumed rates of appreciation required by applicable regulations of the Securities and Exchange Commission.


(3) All option grants are non-qualified stock options having a term of 10 years and one day. They become exercisable at the rate of 20% on each of the first five anniversary dates of the grant.


(4) None of the executive officers of Harcourt General who are also officers of the Company participated in the Company's 1987 Stock Incentive Plan, nor will these executive officers participate in the Company s 1997 Incentive Plan.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                     and Fiscal Year-End Option/SAR Values

  The following table provides information regarding the number and value of stock options held at August 2, 1997 by the executive officers named in the Summary Compensation Table.

                                                             Number of               Value of
                                                             Securities Underlying   Unexercised
                                                             Unexercised             In-the-Money
                                                             Options/SARs at         Options/SARs
                                                             August 2, 1997(#)       August 2, 1997($)(1)
                                                             -----------------       --------------------
                          Shares Acquired   Value            Exercisable/            Exercisable/
            Name          on Exercise (#)   Realized ($)     Unexercisable           Unexercisable
            ----          ---------------   ------------     -----------------       --------------------

            R. Smith (2)        --            --                        --                            --
            B. Tansky           --            --             60,900/35,600           $858,344 / $350,875
            G. Sampson          --            --              8,400/20,100           $110,775 / $174,350
            S. Elkin            --            --             54,350/18,000           $709,972 / $248,375
            D. Mello            --            --              4,500/13,000           $ 61,031 / $122,063
            B. Feiwus           --            --              6,500/24,000           $ 88,344 / $238,125
            R. Tarr, Jr. (2)    --            --                        --                            --


(1) The value of unexercised in-the-money options is calculated by multiplying the number of underlying shares by the difference between the closing price of the Company's Common Stock on the New York Stock Exchange at fiscal year end ($27.9375) and the option exercise price for those shares. These values have not been realized. The closing price of the Company's Common Stock on the New York Stock Exchange on October 22, 1997 was $35.375.

(2) None of the executive officers of Harcourt General who are also officers of the Company participated in the Company's 1987 Stock Incentive Plan, nor will these executive officers participate in the Company's 1997 Incentive Plan.

Directors Compensation

  Directors who are not affiliated with the Company or Harcourt General each receive an annual retainer of $20,000 and a fee of $2,000 per Board of Directors meeting attended, plus travel and incidental expenses (an aggregate of $5,413 in fiscal 1997) incurred in attending meetings and carrying out their duties as directors. They also receive a fee of $750 (the Chairperson receives $1,500) for each committee meeting attended. If a director is unable to attend a meeting in person but participates by telephone, he or she receives one-half of the fee that would otherwise be payable.

  The Company offers non-employee directors the alternative of receiving directors' fees on a deferred basis. Those directors may elect to defer receipt of all or a specified portion of their fees (i) in the form of cash with interest at a rate equal to the average of the top rates paid by major New York banks on three month negotiable certificates of deposit, or (ii) in the form of stock based units, the value of each unit initially being equal to the fair market value of one share of Common Stock of the Company on the date the fees would otherwise be payable. To date, Dr. Horner has elected to receive all of her fees on a deferred basis using the stock based method and Mrs. Sisco has elected to receive fifty percent of her fees on a deferred basis using the stock based method.

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

  The Company also maintains a Supplemental Executive Retirement Plan (the "SERP"). The SERP is an unfunded, nonqualified plan under which benefits are paid from the Company's general assets to supplement Retirement Plan benefits and Social Security. Executive, administrative and professional employees (other than those employed as salespersons) with an annual base salary at least equal to a minimum established by the Company ($100,000 as of August 2,
1997) are eligible to participate. At normal retirement age (age 65), a participant with 25 or more years of service is entitled to payments under the SERP sufficient to bring his or her combined annual benefit from the Retirement Plan and SERP, computed as a straight life annuity, up to 50% of the participant's highest consecutive 60 month average of annual pensionable earnings, less 60% of his or her estimated annual primary Social Security benefit. If the participant has fewer than 25 years of service, the combined benefit is proportionately reduced. Benefits under the SERP become fully vested after five years of service with the Company.

  The following table shows the estimated annual pension benefits payable to employees in various compensation and years of service categories. The estimated benefits apply to an employee retiring at age 65 in 1997 who elects to receive his or her benefit in the form of a straight life annuity. These benefits include amounts attributable to both the Retirement Plan and the SERP and are in addition to any retirement benefits that might be received from Social Security. The amounts actually payable will be lower than the amounts shown below, since such amounts will be reduced by 60% of the participant's estimated primary Social Security benefit.

                     Estimated Annual Retirement Benefits
                        Under Retirement Plan and SERP

   Average                  Total Years of Service
   Pensionable              ----------------------
   Earnings         5        10           15         20            25
                --------   --------    --------    --------     --------
   $300,000     $ 30,000   $ 60,000    $ 90,000    $120,000     $150,000

    400,000       40,000     80,000     120,000     160,000      200,000

    500,000       50,000    100,000     150,000     200,000      250,000

    600,000       60,000    120,000     180,000     240,000      300,000

    700,000       70,000    140,000     210,000     280,000      350,000

    800,000       80,000    160,000     240,000     320,000      400,000

    900,000       90,000    180,000     270,000     360,000      450,000


The following table shows the pensionable earnings and credited years of service for the executive officers named in the Summary Compensation Table as of August 2, 1997 and years of service creditable at age 65.

                                  Pensionable Earnings
                                   for Year Ended               Years of Service(3)
             Name                  August 2, 1997(2)       at August 2, 1997  at Age 65
             ----                  -----------------       -----------------  ---------
             R. Smith(1)                 --                      --            --
             B. Tansky             $750,000                      --(4)         20 (4)
             G. Sampson             500,000                      --(5)         20 (5)
             S. Elkin               480,000                      19            29
             D. Mello               365,000                      16            15
             B. Feiwus              345,000                      17            33
             R. Tarr, Jr.(1)             --                      --            --

__________

(1) Mr. Smith does not participate in the Company's Retirement Plan or SERP. Mr. Tarr, who resigned as Chief Executive Officer of the Company, effective January 15, 1997, did not participate in the Company's Retirement Plan or SERP.

(2) In computing the combined benefit under the Retirement Plan and SERP, "pensionable earnings" means, with respect to the Retirement Plan, base salary and any bonus and, with respect to the SERP, base salary only. The amounts shown above include base salary only. For the amount of bonus included in pensionable earnings under the Retirement Plan see the Summary Compensation Table in Item 11 above. With respect to both the Retirement Plan and the SERP, deferred base salary and/or deferred bonus amounts are included in benefit calculations.

(3) The years of credited service set forth in the table reflect years of credited service under the Retirement Plan, which is a "career average plan" with no limitation on years of credited service. However, credited service under the SERP may not exceed 25 years.

(4) Under Mr. Tansky's employment agreement with the Company, for purposes of determining his retirement benefits under the SERP, Mr. Tansky will be credited with 5/3 times his years of service with the Company provided (i) he remains continuously employed by the Company until his 65th birthday or (ii) the Company fails to extend his employment beyond January 31, 2000; otherwise, Mr. Tansky's accrued service under the SERP will be calculated in the normal manner. Mr. Tansky is 59 years old.

(5) For purposes of determining Mr. Sampson's retirement benefits under the SERP, Mr. Sampson will be credited with 20/13 times his years of service with the Company provided he remains continuously employed by the Company until his 65th birthday; otherwise, Mr. Sampson's accrued service under the SERP will be calculated in the normal manner. Mr. Sampson is 56 years old.

Employment and Severance Agreements

  Burton Tansky. The Company and Mr. Tansky have entered into an employment agreement, effective February 1, 1997, pursuant to which Mr. Tansky is employed as Chairman and Chief Executive Officer of Neiman Marcus Stores through January 31, 2000. In the event Mr. Tansky is terminated without cause within 24 months of a change of control of the Company, or if within 24 months of such a change of control Mr. Tansky resigns because he is not permitted to continue in a position comparable in duties and responsibilities to that which he held prior to the change of control, Mr. Tansky will be entitled to receive his then-current base compensation for 18 months. If the Company terminates Mr. Tansky's employment during the term of the Employment Agreement for any reason other than for cause or other than because of his total disability or death, Mr. Tansky will continue to receive his base compensation and benefits until January 31, 2001 or for 18 months following termination, whichever is greater. If the Company determines not to extend Mr. Tansky's employment beyond January 31, 2000, the Company will pay to Mr. Tansky his then-current base compensation through January 31, 2001, which amount will be reduced by any amounts earned by him from other employment between August 1, 2000 and January 31, 2001, and the Company will credit Mr. Tansky with service pursuant to the SERP as if he had remained employed by the Company until age 65.

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

                                _______________

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


            Compensation Committee Report on Executive Compensation


     The Compensation Committee is composed of Walter J. Salmon (Chairman), Matina S. Horner, Vincent M. O'Reilly and Jean Head Sisco. The members of the Compensation Committee are all independent directors.

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


   Compensation Policies

   The principal objectives of the Company's executive compensation program are to reward competitively its executive officers in order to attract and retain individuals important to the success of the Company and to provide incentives that will motivate those executives and reward them for achieving the business objectives of the Company and its operating divisions over both the short and long terms.

   Early in each fiscal year, the Committee considers the recommendations of the Chief Executive Officer, which are supported by data generated by the Company's Human Resources Department, for each component of compensation of the Company's executive officers. The Committee reviews those recommendations and then approves them or makes such modifications as it deems appropriate.

   In September 1997, the Committee considered and adopted modifications to certain elements of the Company's compensation policies. These changes will take effect in fiscal 1998 and are discussed below under the heading "Changes in Compensation Policies."

   The principal components of the Company's compensation program are:

   Base Salary

   For fiscal 1997, base salary was determined with reference both to salary survey information from recognized compensation consulting firms and to each executive officer's level of responsibility, experience and performance. The salary survey data was used to establish benchmark amounts for both base salary and total cash compensation for each executive position. Comparisons were made to a range of retail companies or to divisions within such companies, with the principal selection criteria for comparisons being similar revenues to the division within the Company. For fiscal 1997, the Committee generally set its salary and total cash compensation benchmarks (assuming that maximum bonuses would be achieved) for executive officers above the 50th percentile of the comparison group of companies.

   Because the Company competes for executive talent with a broad range of companies, the Committee did not limit its comparison information for compensation purposes to the companies included in the peer groups in the Stock Performance Graph.

   The Committee reviewed in detail the base salary levels for each of the named executive officers of the Company. While the Committee used the above described benchmarks as a reference point, a particular individual's base salary may vary from the benchmark depending upon his or her salary history, experience, individual performance, guidelines established by the Chief Executive Officer with respect to salary increases for the entire Company and the subjective judgment of the Committee.

   Annual Incentive Plan

  The annual incentive bonus program is intended to put substantial amounts of total cash compensation at risk with the intent of focusing the attention of the executives on achieving both the Company's and their division's performance goals and their individual goals, thereby contributing to profitability and building shareholder value.

  The determination of annual bonuses for fiscal 1997 was based principally on the achievement of performance objectives by the operating division for which the executive was responsible and the individual executive's own performance. For each of the named executive officers, a component of their bonus eligibility also depended on the Company's overall performance.

  In September 1997 the Compensation Committee established the Company's and each division's performance goals for fiscal 1998 and determined the executive officers who should participate in the annual incentive plan for that year and their respective bonus award opportunities.

  For fiscal 1997, the plan provided for maximum bonuses ranging from 35% to 45% of base salary. The divisional performance component of the bonus was determined based on a weighting of several factors, the most important of which was operating earnings before corporate expenses. Other factors included return on net assets and working capital as a percentage of sales. In addition, each of the Company's named executive officers were required to meet individual performance goals, which typically include achievement of specific tasks, in addition to the performance targets in order to receive his or her full bonus.

  The bonuses actually awarded to the named executive officers for fiscal 1997 were determined by an assessment of all of these factors, as well as certain subjective factors.

   Under the annual incentive program in effect for fiscal 1997, even if the financial performance targets were exceeded, bonus awards would not have increased over the maximum bonus values established by the Committee. Since the highest divisional performance targets were not met, the bonus awards granted by the Committee for fiscal 1997 were below the maximum bonus values. If the Company and/or the relevant division fell sufficiently short of its performance target, there was a presumption that bonuses would not be paid absent special circumstances. Factors such as the performance of a business unit for which the executive officer is responsible and achievement of individual performance goals were considered in the decision to award a bonus.

If corporate and/or division performance targets were met, but an individual fell short of his or her performance goals, the individual's bonus could have been reduced or eliminated in the discretion of the Committee.

Stock Incentives

   The Committee's purpose in awarding equity based incentives in fiscal 1997 in the form of stock options which vest over a five year period and terminate ten years from the date of grant and restricted stock which vests over a five year period, is to achieve as much as possible an identity of interest between the executives and the long term interest of the stockholders. The principal factors considered in determining which executive officers (including the named executive officers) were awarded equity based compensation in the 1997 fiscal year, and in determining the types and amounts of such awards, were salary levels, equity awards granted to executives at competing retail companies, as well as the performance, experience and level of responsibility of each executive.



Changes in Compensation Policies

   At its meeting in September 1997, the Committee made several changes in elements of the Company's compensation policies that will be applied in fiscal 1998 and in the future to achieve the objectives described above under the "Compensation Policies" heading. First, the Committee determined that it would use for compensation benchmarking purposes a broad range of domestic publicly held "upscale" specialty retailing companies. This group of companies is not limited to those in the Stock Performance Graph peer groups. Second, the Committee determined that for the base salary component of compensation it would target the middle range of salaries for comparable positions in the comparison group of companies. Most important, the Committee determined to make annual and long term incentives a greater portion of total compensation and to increase the variable risk and reward of such incentive compensation in proportion to an executive's level of responsibility in the Company. For example, for fiscal 1998 the named executive officers' cash bonus opportunity for performance at the level of meeting the fiscal 1998 budget will range from 7.5% to 11% of base salary and will increase to a range of 30% to 45% of base salary for performance above the fiscal 1998 budget, which would represent a significant improvement over the Company's fiscal 1997 results. For superior performance in excess of the fiscal 1998 budget, cash bonus opportunities will increase to a range of 60% to 90% of base salary. If performance is below the fiscal 1998 budget, the Committee may reduce cash bonus awards or not grant them at all. Similarly, long term stock incentives will be structured to provide more significant capital accumulation opportunities than in the past, and the vesting of restricted stock awards will take place upon the achievement of specified business objectives which include improvements in operating earnings and return on net assets and may also include other factors as determined by the Committee from time to time. In any event, restricted stock awards will vest eight years after the grant date.

   Compensation of the Chief Executive Officer

   Mr. Smith succeeded Mr. Tarr as Chief Executive Officer of the Company upon
Mr. Tarr's resignation effective January  15, 1997.   While serving  as Chief
Executive Officer of the Company, each of them also served as the Chief Executive Officer of Harcourt General, which owns a majority of the outstanding Common Stock of the Company. Both Mr. Smith and Mr. Tarr received all of their cash and non-cash compensation from Harcourt General and not from the Company. However, pursuant to the Intercompany Services Agreement between the Company and Harcourt General, Harcourt General provides certain management and other corporate services to the Company, including the services of Mr. Tarr and then Mr. Smith as Chief Executive Officer. During fiscal 1997, the Company paid or accrued approximately $5.7 million to Harcourt General for all of its services under the Intercompany Services Agreement, of which approximately $1.0 million was attributable to Mr. Tarr's services and approximately $365,000 was attributable to Mr. Smith's services. While the Special Review Committee of the Company reviews each year the appropriateness of the charges by Harcourt General to the Company under the Intercompany Services Agreement, neither this Committee nor the Special Review Committee plays any role in determining the compensation that Mr. Tarr, Mr. Smith or any other executive officer of Harcourt General receives from Harcourt General.

   Compliance with the Internal Revenue Code

   The Internal Revenue Code (the "Code") generally disallows a tax deduction to public companies for compensation in excess of $1 million per year which is not "performance based" paid to each of the executive officers named in the Summary Compensation Table. During fiscal 1997, the Committee, the Board of Directors and the stockholders of the Company approved The Neiman Marcus Group 1997 Incentive Plan. This Plan allows the Committee to continue to award stock incentives and cash bonuses based on objective criteria. It is expected that the stock incentives and cash bonuses awarded under the Plan will be characterized as "performance based" compensation and therefore will be fully deductible by the Company.

   The Committee will continue to monitor the requirements of the Code to determine what actions should be taken by the Company in order to preserve the tax deduction for executive compensation to the maximum extent, consistent with the Company's continuing goals of providing the executives of the Company with appropriate incentives and rewards for their performance.



                                        COMPENSATION COMMITTEE
                                        Walter J. Salmon, Chairman
                                        Matina S. Horner
                                        Vincent M. O'Reilly
                                        Jean Head Sisco

                            Stock Performance Graph

  The graph below compares the cumulative total shareholder return on the Company's Common Stock against the cumulative total return during the five fiscal years ended August 2, 1997 of (i) the Standard & Poor's 500 Index, and
(ii) a peer group index used by the Company in the last fiscal year (Old Peer Index) consisting of Tiffany & Co. and Nordstrom, Inc., and (iii) a new peer index (New Peer Index) which includes Saks Holdings, Inc. along with Tiffany and Nordstrom. The graph assumes a $100 investment in the Company's Common Stock and in each index company other than Saks Holdings at August 3, 1991, and that all dividends were reinvested. Saks Holdings began trading on the New York Stock Exchange in May 1996 and, accordingly, is included in the New Peer Index commencing as of the end of the Company's 1996 fiscal year. For comparative purposes, the value of an investment in Saks as of that date is set at an amount equal to the average of the cumulative total returns of the other members of the New Peer Index as of that same date ($165.17). The common stocks of the companies in each peer group index have been weighted annually to reflect relative stock market capitalization. The comparisons provided in this graph are not intended to be indicative of possible future performance of the Company's stock.

                                Stock Performance Graph
                 Comparison of Five-Year Cumulative Total Return
The Neiman Marcus Group, Inc., S&P 500 Index, Old Peer Index, and New Peer Index

                             01-Aug-92     31-Jul-93     30-Jul-94      29-Jul-95      03-Aug-96      02-Aug-97
Neiman Marcus Group, Inc.     $100.00       $108.81       $115.90        $117.69        $205.72        $213.86
S&P 500 Index                 $100.00       $108.51       $113.65        $142.50        $171.54        $257.84
Old Peer Index                $100.00       $ 98.64       $151.29        $143.55        $165.17        $239.24
New Peer Index                $100.00       $ 98.64       $151.29        $143.55        $165.17        $202.92

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth information, as of October 22, 1997, with respect to the beneficial ownership of the Common Stock by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each executive officer named in the Summary Compensation Table; (iii) each director of the Company; and (iv) all directors and current executive officers of the Company as a group. Robert J. Tarr, Jr., who is listed in the table because he is named in the Summary
Compensation Table, resigned as a director and officer of the Company effective January 15, 1997.

                                                        Number        Percent
                                                        of Shares    of Common
            Name of Beneficial Owner                    Owned(1)       Stock
            ------------------------                   ----------    ---------
      Harcourt General, Inc.(2)                        26,429,502      53%
      27 Boylston Street
      Chestnut Hill, MA 02167

      Gabelli Funds, Inc.(3)                            4,475,500       9%
      One Corporate Center
      Rye, NY 10580

      Burton M. Tansky(4)                                  92,100       *
      Gerald A. Sampson(5)                                 48,606       *
      Stephen Elkin(6)                                     85,759       *
      Dawn Mello(7)                                        13,600       *
      Bernie Feiwus(8)                                     41,045       *
      Matina S. Horner                                         --       *
      Vincent M. O Reilly                                     800       *
      Walter J. Salmon                                      8,942       *
      Jean Head Sisco                                       1,134       *
      Richard A. Smith (9)                                     --       *
      Robert A. Smith (9)                                      --       *
      Robert J. Tarr, Jr.(10)                                  --       *
      All current executive officers and directors as a
        group (18  persons)(11)                           291,986       *

__________

  * Less than 1%.


(1) Unless otherwise indicated in the following footnotes, each stockholder referred to above has sole voting and investment power with respect to the shares listed.


(2) Richard A. Smith, Chairman and Chief Executive Officer of the Company and of Harcourt General, his sister, Nancy L. Marks, and certain members of their families (including Robert A. Smith, President and Chief Operating Officer of the Company and President and Co-Chief Operating Officer of Harcourt General) may be regarded as controlling persons of Harcourt General, and therefore of the Company. The shares of Harcourt General Class B Stock and Harcourt General Common Stock beneficially owned by or for the benefit of the Smith family constitute approximately 28% of the aggregate number of outstanding equity securities of Harcourt General. Each share of Harcourt General voting stock entitles the holder thereof to one vote on all matters submitted to Harcourt General's stockholders, except that each share of Harcourt General Class B Stock (virtually all of which is owned by the Smith family) entitles the holder thereof to ten votes on the election of directors at any Harcourt General stockholders' meeting under certain circumstances. Accordingly, as to any elections in which the Harcourt General Class B Stock would carry ten votes per share at a Harcourt General stockholders' meeting, the Smith family would have approximately 80% of the combined voting power of the Harcourt General voting securities.


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


(3) The information reported is based on a Schedule 13G dated August 15, 1997 filed with the Securities and Exchange Commission (the
       "Commission")   by  the   Gabelli  Funds,   Inc.  and   its  affiliates
       (collectively, the "Gabelli Affiliates"). The Gabelli Affiliates have sole voting power with respect to 4,372,500 shares and sole dispositive power with respect to all of the shares shown in the table.


(4) Includes 74,200 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 22, 1997. Also includes 13,900 shares of restricted stock over which Mr. Tansky has voting but not dispositive power.


(5) Includes 14,100 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 22, 1997. Also includes 5,800 shares of restricted stock over which Mr. Sampson has voting but not dispositive power.


(6) Includes 58,750 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 22, 1997. Also includes 8,300 shares of restricted stock over which Mr. Elkin has voting but not dispositive power.


(7) Includes 8,300 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 22, 1997. Also includes 3,900 shares of restricted stock over which Ms. Mello has voting but not dispositive power.


(8) Includes 14,200 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 22, 1997. Also includes 6,800 shares of restricted stock over which Mr. Feiwus has voting but not dispositive power.

(9)    The members  of the Board of  Directors of  Harcourt General, including
       Richard A. Smith and Robert A. Smith, may be deemed to be the beneficial owners of the securities of the Company owned by Harcourt
       General. However, this information should not be deemed to be an admission that any such person or group is the beneficial owner of such securities.


(10) Mr. Tarr resigned as a director and officer of the Company effective January 15, 1997.

(11) Excludes the beneficial ownership of securities of the Company which may be deemed to be attributed to Richard A. Smith and Robert A. Smith (see Notes 2 and 9 above). Includes 169,550 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 22, 1997. Also includes 38,700 shares of restricted stock over which individuals in the group have voting but not dispositive power.

Item 13.  Certain Relationships and Related Transactions

Transactions with Principal Stockholder   Intercompany Services Agreement

     See Note 1 to the Summary Compensation Table in Item 11 above.

Transactions with Officers

  During fiscal 1997 and through October 22, 1997, Messrs. Sampson, Elkin and Feiwus had outstanding loans under the Company's Key Executive Stock Purchase Loan Plan (the "Loan Plan") in the respective maximum aggregate principal amounts of $457,894, $94,687 and $193,315. In accordance with the provisions of the Loan Plan, these loans were used to acquire shares of Common Stock either in the open market or pursuant to stock option exercises and to discharge certain tax liabilities incurred in connection with the release of restrictions on previous grants of restricted Common Stock. The loans are secured by a pledge of the purchased shares and bear interest at an annual rate of 5%, payable quarterly. Pursuant to the terms of the Loan Plan, each executive officer's loan will become due and payable seven months after his employment with the Company terminates. No other officer of the Company had outstanding loans under the Loan Plan in excess of $60,000 during fiscal 1997 or subsequent thereto.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

14(a)(1) Consolidated Financial Statements

   The documents listed below are incorporated herein by reference to the Company's 1997 Annual Report to Shareholders and are incorporated herein by reference into Item 8 hereof:

               Consolidated Balance Sheets -August 2, 1997 and August 3, 1996.

               Consolidated Statements of Earnings for the fiscal years ended August 2, 1997, August 3, 1996 and July 29, 1995.

               Consolidated Statements of Cash Flows for the fiscal years ended August 2, 1997, August 3, 1996 and July 29, 1995.

               Consolidated Statements of Shareholders' Equity for the fiscal years ended August 2, 1997, August 3, 1996 and July 29, 1995.

               Notes to Consolidated Financial Statements.

               Independent Auditors' Report.

14(a)(2) Consolidated Financial Statement Schedules

  The document and schedule listed below are filed as part of this Form 10-K:

                                                                     Page in
                                                                    Form 10-K
                         Independent Auditors' Report on
                         Consolidated Financial Statement               F-1
                         Schedule

                         Schedule II -- Valuation and Qualifying
                         Accounts and Reserves . . . . . . . .          F-2

  All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements
or  because  such  schedules  are  not  required  or  are   not  applicable.


14(a)(3) Exhibits

The exhibits filed as part of this Annual Report are listed in the Exhibit Index immediately preceding the exhibits. The Company has identified with an asterisk in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Form 10-K in response to Item 14(c) of Form 10-K.

   14(b) Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the quarter ended August 2, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             THE NEIMAN MARCUS GROUP, INC.

                             By:    /s/ Richard A. Smith
                             Richard A. Smith
                             Chairman of the Board and Chief Executive Officer

Dated: October 28, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

                 Signature                Title                   Date

      Principal Executive Officer:


      /s/ Richard A. Smith         Chairman of the Board,     October 28,1997
          Richard A. Smith         Chief Executive Officer
                                   and Director


      Principal Financial Officer:


      /s/ John R. Cook             Senior Vice President and  October 28, 1997
          John R. Cook             Chief Financial Officer



      Principal Accounting Officer:


      /s/ Stephen C. Richards      Vice President and         October 28, 1997
          Stephen C. Richards      Controller

          Directors:



        /s/ Richard A. Smith                                  October 28, 1997
            Richard A. Smith


        /s/ Matina S. Horner                                  October 16, 1997
            Matina S. Horner


        /s/ Vincent M. O'Reilly                               October 23, 1997
            Vincent M. O'Reilly


        /s/ Walter J. Salmon                                  October 28, 1997
            Walter J. Salmon


        /s/ Jean Head Sisco                                   October 23, 1997
            Jean Head Sisco


        /s/ Robert A. Smith                                   October 28, 1997
            Robert A. Smith

                                 EXHIBIT INDEX


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

*10.3      The  Neiman  Marcus   Group,  Inc.  1997   Incentive  Plan,
           incorporated herein  by  reference   to  Exhibit  A  to  the
           Company's Definitive Schedule 14A dated December 10, 1996 and filed with the Securities and Exchange Commission.

*10.4      Employment  Agreement between  the  Company and  Burton  M.
           Tansky effective  February   1,  1997,   incorporated  herein
           by reference to the Company's Annual Report on From 10-K for the fiscal year ended August 3, 1996.

*10.5      Termination and  Change  of Control  Agreement between  the
           Company and   Gerald   A.  Sampson   dated   September   10,  1996,
           herein by reference to  the Company's Annual Report on Form
           10-K for the fiscal year ended August 3, 1996.

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

*10.9       Key Executive Stock Purchase Loan Plan, as amended.

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

 10.14 Credit Agreement dated as of April 7, 1995 among the Company, the Banks listed therein and Morgan Guaranty Trust Company of
            New York, as  Agent,   incorporated  herein  by   reference  to
            the Company's Annual Report on Form 10-K for the fiscal year ended August 3, 1996.

 10.15      Receivables Purchase Agreement, dated  as of March 1, 1995,
            between  the  Company   and  Neiman   Marcus  Funding Corporation,
            incorporated herein   by  reference  to  Exhibit  10.1  to
            Registration Statement on Form S-3 of Neiman Marcus Group Credit Card Master Trust dated March 3, 1995 (Registration No. 33-88098).

 10.16      Pooling and  Servicing  Agreement,  dated  as of  March  1,
            1995, between Neiman Marcus Funding Corporation, the Company and The Chase Manhattan Bank, N.A., incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-3 of Neiman Marcus Group Credit Card Master Trust dated March 3, 1995 (Registration No. 33-88098).

 10.17 Series 1995-1 Supplement to the Pooling and Servicing Agreement, dated as of March 1, 1995, among Neiman Marcus Funding Corporation, the Company and The Chase Manhattan Bank, N.A., incorporated herein by reference to Exhibit 4.2 to Registration Statement on Form S-3 of Neiman Marcus Group Credit Card Master Trust dated March 3, 1995 (Registration No. 33-88098).

 10.18      Exchange  and   Repurchase  Agreement  between  The  Neiman
            Marcus Group,  Inc.  and  Harcourt   General,  Inc.,  incorporated
            herein by Reference  to Exhibit  10.1  to Registration  Statement
            on Form S-3 of The Neiman   Marcus  Group,   Inc.   dated  October
            10,  1996 (Registration No. 333-11721).


 11.1       Computation  of   Weighted   Average   Number   of   Shares
            Outstanding Used in Determining Primary and Fully-Diluted Earnings Per Share.

 13.1 The following sections of the 1997 Annual Report to Shareholders ("1997 Annual Report") which are expressly incorporated by reference into this Annual Report on Form 10-K:


              Management's  Discussion   and  Analysis  of   Financial
              Condition and Results of Operations at pages 25 through 31 of the 1997 Annual Report.

              Consolidated Financial Statements and the Notes thereto at pages 32 through 48 of the 1997 Annual Report.

              Independent  Auditors  Report  at  page 49  of  the 1997
              Annual Report.

              The information appearing under the caption "Selected Financial Data" on page 50 of the 1997 Annual Report.

              The information appearing under the captions "Stock Information" and "Shares Outstanding" on page 51 of the 1997 Annual Report.

 21.1    Subsidiaries of the Company.

 23.1    Consent of Deloitte & Touche LLP.

 27.1    Financial Data Schedule.

 99.1    Dividend  Reinvestment  and  Common  Stock  Purchase  Plan,
         incorporated herein   by   reference   to  the   Company's
         Registration Statement on Form S-3 dated September 17, 1990 (Registration No. 33-36419).
  __________


* Exhibits filed pursuant to Item 14(c) of Form 10-K.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The Neiman Marcus Group, Inc.
Chestnut Hill, MA

We have audited the consolidated financial statements of The Neiman Marcus Group, Inc. and subsidiaries as of August 2, 1997 and August 3, 1996, and for each of the three fiscal years in the period ended August 2, 1997, and have issued our report thereon dated August 28, 1997; such financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Neiman Marcus Group, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/S/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP


Boston, Massachusetts
August 28, 1997


                                     THE NEIMAN MARCUS GROUP, INC.            SCHEDULE II

                            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                   THREE YEARS ENDED AUGUST 2, 1997
                                            (In thousands)



        COLUMN A                  COLUMN B       COLUMN C           COLUMN D    COLUMN E

                                                Additions

                                 Balance at Charged to  Charged to             Balance at
                                 Beginning  Costs and   Other       Deductions-    End
         Description             of Period   Expenses   Accounts-     (A)      of Period
  __________________________________________________________________________________________

  YEAR ENDED AUGUST 2, 1997
  Allowance for doubtful accounts    $1,300      2,815        -        2,415        $1,700
  (deducted from accounts receivable)


  YEAR ENDED AUGUST 3, 1996

  Allowance for doubtful accounts    $1,512      2,385        -        2,597        $1,300
  (deducted from accounts receivable)


  YEAR ENDED JULY 29, 1995

  Allowance for doubtful accounts    $  754      3,777        -        3,019        $1,512
  (deducted from accounts receivable)





  (A)     Write-off of uncollectible accounts net of recoveries.
