Form 10-Q
period 1997-11-01
NEIMAN MARCUS GROUP INC
filed 1997-12-16
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




      For the Quarter Ended                     November 1, 1997


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


            YES   X           NO



As of December 5, 1997, there were outstanding 49,920,264 shares of the issuer's common stock, $.01 par value.

                         THE NEIMAN MARCUS GROUP, INC.



                                   I N D E X




Part I.     Financial Information                                 Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of
             November 1, 1997 and August 2, 1997 and Pro Forma
             Condensed Consolidated Balance Sheet as of
             November 2, 1996                                            1

            Condensed Consolidated Statements of Earnings for
             the Thirteen Weeks ended November 1, 1997 and
             November 2, 1996                                            2

            Condensed Consolidated Statements of Cash Flows for
             the Thirteen Weeks Ended November 1, 1997 and
             November 2, 1996                                            3

            Notes to Condensed Consolidated Financial Statements        4-5

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        6-7




Part II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K                             8


Signatures                                                               9


Exhibit 10.1                                                             -


Exhibit 11.1                                                            10

Exhibit 27.1                                                            11

                                     THE NEIMAN MARCUS GROUP, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

(In thousands)                                                         Pro Forma
                                        November 1,       August 2,   November 2,
                                               1997            1997          1996
                                                                         (Note 1)

Assets
Current assets:
  Cash and equivalents                  $    18,537     $    16,861   $    16,819
  Undivided interests in NMG
    Credit Card Master Trust                177,268         128,341       156,944
  Accounts receivable, net                   64,692          55,041        61,632
  Merchandise inventories                   569,733         460,412       533,901
  Deferred income taxes                      19,049          19,049        21,666
  Other current assets                       47,531          54,339        44,413

    Total current assets                    896,810         734,043       835,375

Property and equipment, net                 457,952         454,133       456,148

Other assets                                 97,218          99,684       105,142

    Total assets                        $ 1,451,980     $ 1,287,860   $ 1,396,665

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities
    of long-term liabilities            $    71,466     $     8,810   $    34,082
  Accounts payable                          207,643         174,952       176,725
  Accrued liabilities                       183,885         147,730       178,518

    Total current liabilities               462,994         331,492       389,325

Long-term liabilities:
  Notes and debentures                      300,000         300,000       409,941
  Other long-term liabilities                69,735          69,738        69,714
    Total long-term liabilities             369,735         369,738       479,655

Deferred income taxes                        31,902          31,902        33,329
Common stock                                    499             499           499
Additional paid-in capital                  485,686         485,658       485,631
Retained earnings                           101,164          68,571         8,226


Total liabilities and shareholders'
  equity                                $ 1,451,980     $ 1,287,860   $ 1,396,665



     See Notes to Condensed Consolidated Financial Statements


                                     THE NEIMAN MARCUS GROUP, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


(In thousands except for                                       Thirteen Weeks Ended
per share data)                                           November 1,    November 2,
                                                                 1997           1996

Revenues                                                  $   580,499    $   544,103
Cost of goods sold including buying and
  occupancy costs                                             376,127        350,579
Selling, general and administrative expenses                  141,183        131,054
Corporate expenses                                              3,138          3,245

Operating earnings                                             60,051         59,225

Interest expense                                               (5,729)        (6,848)

Earnings before income taxes                                   54,322         52,377
Income taxes                                                  (21,729)       (21,475)

Net earnings                                                   32,593         30,902

Dividends and accretion on
  redeemable preferred stocks                                      -          (6,201)

Loss on redemption of redeemable preferred
  stocks                                                           -         (22,361)

Net earnings applicable to common
  shareholders                                            $    32,593    $     2,340

Weighted average number of common and common
  equivalent shares outstanding                                50,096         39,601

Amounts per share applicable to common shareholders:

  Net earnings                                            $       .65    $       .06


     See Notes to Condensed Consolidated Financial Statements


                                     THE NEIMAN MARCUS GROUP, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


(In thousands)                                               Thirteen Weeks Ended
                                                          November 1,    November 2,
                                                                 1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                             $    32,593    $    30,902
 Adjustments to reconcile net earnings
    to net cash provided (used) by operating activities:
      Depreciation and amortization                            15,747         14,966
      Other items                                               1,692           (645)
      Changes in current assets and liabilities:
         Accounts receivable                                   (9,651)       (10,582)
         Merchandise inventories                             (109,321)       (89,953)
         Other current assets                                   6,808            955
         Accounts payable and
           accrued liabilities                                 68,846         15,251

Net cash provided (used) by operating
  activities                                                    6,714        (39,106)


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                        (18,767)       (12,570)
  Purchases of held-to-maturity securities                   (164,817)      (147,332)
  Maturities of held-to-maturity securities                   115,890        104,780

Net cash used by investing activities                         (67,694)       (55,122)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                     62,656        148,506
  Repayment of debt                                               -          (52,000)
  Issuance of common stock                                        -          269,163
  Payment on redemption of preferred stocks                       -         (260,000)


Net cash provided by financing activities                      62,656        105,669

CASH AND EQUIVALENTS
  Increase during the period                                    1,676         11,441
  Beginning balance                                            16,861         12,659
  Ending balance                                          $    18,537    $    24,100



     See Notes to Consensed Consolidated Financial Statements


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

     The effect of the repurchase of the Company's redeemable preferred stocks is shown on the accompanying Pro Forma Condensed Consolidated Balance Sheet as of November 2, 1996. Had the Company's public offering and repurchase of these preferred stocks taken place at the beginning of the thirteen week period ended November 2, 1996, net earnings per share applicable to common shareholders for that period would have been $.62.

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

     If the FIFO method of inventory valuation had been used to value all inventories, merchandise inventories would have been higher than reported by $17.0 million at November 1, 1997, $15.0 million at August 2, 1997 and $15.5 million at November 2, 1996. The FIFO method would have increased net earnings by $1.2 million during each of the thirteen weeks ended November 1, 1997 and November 2, 1996.

3.   Revolving credit agreement

     In October 1997, the Company replaced its existing revolving credit agreement with a new revolving credit agreement with 20 banks, pursuant to which the Company may borrow up to $650 million. The new agreement, which expires in October 2002, may be terminated by the Company at any time on three business days notice. The rate of interest payable is determined according to one of four pricing options. On November 1, 1997, borrowings of $300 million were outstanding at an interest rate of 5.91% and were classified as long-term.

4.   Subsequent event

     In December 1997, the Board of Directors of the Company authorized the repurchase of up to one million shares of common stock in the open market.

                         THE NEIMAN MARCUS GROUP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



5.   Recent accounting pronouncement

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Under the new standard, which must be adopted for periods ending after December 15, 1997, the Company will be required to change the method used to compute earnings per share and to restate prior periods presented. A dual presentation of basic and diluted earnings per share will be required. The basic earnings per share calculation, which will replace primary earnings per share, will exclude the dilutive impact of stock options and other common share equivalents. The diluted earnings per share calculation, which will replace fully diluted earnings per share, will include common share equivalents. Under SFAS 128, both basic and diluted earnings per share for the thirteen week period ended November 1, 1997 would have been $.65.

                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


      Results of Operations for the Thirteen Weeks Ended November 1, 1997
            Compared with the Thirteen Weeks Ended November 2, 1996


Revenues in the thirteen weeks ended November 1, 1997 increased $36.4 million or 6.7% over revenues in the thirteen weeks ended November 2, 1996. The revenue growth was primarily attributable to comparable sales increases of 8.2% at Neiman Marcus Stores. Bergdorf Goodman revenues rose at both the main store and Bergdorf Goodman Men, resulting in a comparable sales increase of 13.5%. NM Direct revenues decreased 8.1% in comparison to the prior year, reflecting weaker demand in the direct mail business.

Cost of goods sold including buying and occupancy costs increased $25.5 million or 7.3% to $376.1 million compared to the same period last year, primarily due to increased sales. As a percentage of revenues, cost of goods sold increased to 64.8% from 64.4% in the prior year, reflecting slightly lower gross margins at Neiman Marcus Stores which were attributable in large part to a shift in timing of the fall markdowns taken from the second quarter in fiscal 1997 into the first quarter in fiscal 1998.

Selling, general and administrative expenses increased 7.7% to $141.2 million from $131.1 million in 1997. The increase is primarily attributable to higher selling costs associated with the increased sales in the period. As a percentage of revenues, selling, general and administrative expenses increased to 24.3% from 24.1% in the prior year.

Interest expense decreased 16.3% to $5.7 million in the thirteen weeks ended November 1, 1997 from $6.8 million in the prior year. The decrease resulted from a lower effective interest rate on borrowings as well as lower average outstanding borrowings. In fiscal 1997 the Company repaid its fixed rate senior notes upon maturity with borrowings under its revolving credit agreement.

                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

       Changes in Financial Condition and Liquidity Since August 2, 1997

During the thirteen weeks ended November 1, 1997, the Company financed its working capital needs and capital expenditures primarily with cash from its revolving credit agreement. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Condensed Consolidated Statements of Cash Flows.

Net cash provided by operating activities was $6.7 million during the first quarter of fiscal 1998. The primary items affecting working capital were increases in merchandise inventories ($109.3 million) and accounts payable and accrued liabilities ($68.8 million). The seasonal increases in inventories and accounts payable are primarily due to preparation for the holiday selling season.

Capital expenditures were $18.8 million during the thirteen week period ended November 1, 1997 as compared to $12.6 million in the prior year period. The Company's capital expenditures consisted principally of the construction of a new Neiman Marcus store in Honolulu's Ala Moana Center, expected to open in November 1998, and existing store renovations. Capital expenditures are expected to approximate $100.0 million during fiscal 1998.

In October 1996, the Company issued 8.0 million shares of common stock to the public at $35.00 per share. The net proceeds were used on November 12, 1996, together with 3.9 million shares of common stock and borrowings of approximately $20.0 million, to purchase all of its outstanding redeemable preferred stocks and pay accrued and unpaid dividends. The repurchase of the preferred stock resulted in a reduction of dividend payments of $21.3 million in fiscal 1997 compared to fiscal 1996, and has eliminated all future preferred dividend and sinking fund requirements.

The Company increased its bank borrowings by $62.7 million since August 2, 1997. At November 1, 1997 the Company had $350 million available under its new revolving credit facility. The Company believes that it will have sufficient resources to fund its planned capital growth, its operating requirements and future acquisitions.

The Company declared the final aggregate quarterly dividends on its preferred stocks in the first quarter of fiscal 1997 and paid such dividends of $5.8 million on November 12, 1996 concurrent with the repurchase of these preferred stocks.

                                    PART II






Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits.

          10.1 Credit Agreement dated as of October 29, 1997 among The Neiman Marcus Group, Inc., the Banks parties thereto, Bank of America National Trust and Savings Association, as Syndication Agent, The Chase Manhattan Bank, as Documentation Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent.

          11.1 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

          27.1  Financial data schedule.

          (b)   Reports on Form 8-K.

                The Company did not file any reports on Form 8-K during the thirteen week period ended November 1, 1997.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         THE NEIMAN MARCUS GROUP, INC.


Signature                  Title                          Date


Principal Financial        Senior Vice President and      December 16, 1997
Officer:                   Chief Financial Officer

/s/ John R. Cook
John R. Cook




Principal Accounting       Vice President and Controller  December 16, 1997
Officer:



/s/ Catherine N. Janowski
Catherine N. Janowski