Form 10-Q
period 1998-01-31
NEIMAN MARCUS GROUP INC
filed 1998-03-17
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended                   January 31, 1998

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


YES   X           NO




As of March 6, 1998, there were 49,758,981 outstanding shares of the issuer's common stock, $.01 par value.

[Page]




                         THE NEIMAN MARCUS GROUP, INC.


                                   I N D E X



Part I.        Financial Information                         Page Number

Item 1.        Condensed Consolidated Balance Sheets as of
               January 31, 1998, August 2, 1997 and
               February 1, 1997                                     1

               Condensed Consolidated Statements of Earnings
               For the Twenty-Six and Thirteen Weeks ended
               January 31, 1998 and February 1, 1997                2

               Condensed Consolidated Statements of Cash
               Flows for the Twenty-Six Weeks ended
               January 31, 1998 and February 1, 1997                3

               Notes to Condensed Consolidated Financial
               Statements                                           4-5

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  6-8



Part II.       Other Information

Item 4.        Submission of Matters to a Vote of Security Holders  9

Item 6.        Exhibits and Reports on Form 8-K                     10



Signatures

Exhibit 3.1(a)



Exhibit 27.l

[Page]


                                      THE NEIMAN MARCUS GROUP, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)                   (Unaudited)
                                                 January 31,      August 2,    February 1,
   (In thousands)                                      1998            1997           1997
                                                 -----------   ------------   ------------

   Assets
   Current assets:
     Cash and equivalents                         $   22,916   $    16,861    $    23,780
     Undivided interests in NMG
     Credit Card Master Trust                        200,159       128,341        180,428
     Accounts receivable, net                         59,389        55,041         58,097
     Merchandise inventories                         444,355       460,412        415,927
     Deferred income taxes                            19,049        19,049         21,666
     Other current assets                             70,885        54,339         53,511
                                                     -------       -------        -------
       Total current assets                          816,753       734,043        753,409
                                                     -------      --------        -------
   Property and equipment, net                       461,884       454,133        452,317

   Intangibles and other assets                      124,691        99,684        103,355
                                                     -------      --------        -------

       Total assets                              $ 1,403,328   $ 1,287,860    $ 1,309,081
                                                 ===========   ===========    ===========

   Liabilities and Shareholders' Equity
   Current liabilities:
     Notes payable and current
        maturities of long-term
        liabilities                              $     5,874   $     8,810    $     8,807
     Accounts payable                                180,060       174,952        151,814
     Accrued liabilities                             173,256       147,730        155,685
                                                     -------      --------        -------

       Total current liabilities                     359,190       331,492        316,306
                                                     -------      --------        -------
   Long-term liabilities:
     Revolving credit agreement                      325,000       300,000        370,000
     Other long-term liabilities                      70,946        69,738         69,476
                                                     -------      --------        -------

       Total long-term liabilities                   395,946       369,738        439,476
                                                     -------      --------        -------

   Deferred income taxes                              31,902        31,902         33,329

   Common stock                                          498           499            499
   Additional paid-in capital                        481,098       485,658        485,631
   Retained earnings                                 134,694        68,571         33,840
                                                     -------      --------        -------

       Total liabilities and
         shareholders' equity                    $ 1,403,328   $ 1,287,860    $ 1,309,081
                                                 ===========   ===========     ===========

   See Notes to Condensed Consolidated Financial Statements

[Page]



                                     THE NEIMAN MARCUS GROUP, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)

(In thousands except for       Twenty-Six Weeks Ended           Thirteen Weeks Ended
 per share amounts)         -----------------------------    -------------------------
                            January 31,       February 1,    January 31,   February 1,
                                   1998              1997           1998          1997
                            -----------       -----------    -----------   -----------
Revenues                     $1,288,886        $1,206,050     $  708,387    $  661,947

Cost of goods sold
  including buying and
  occupancy costs               863,160           811,200        487,033       460,621
Selling, general and
  administrative expenses       297,010           277,910        155,827       146,856
Corporate expenses                6,695             6,796          3,557         3,551
                             ----------        ----------     ----------    ----------
Operating earnings              122,021           110,144         61,970        50,919

Interest expense                 11,816            14,353          6,087         7,505
                             ----------        ----------     ----------    ----------
Earnings before
  income taxes                  110,205            95,791         55,883        43,414
Income taxes                     44,082            39,274         22,353        17,800

Net earnings                     66,123            56,517         33,530        25,614

Dividends and accretion
  on redeemable
  preferred stocks                 -               (6,201)          -             -
Loss on redemption
  of redeemable
  preferred stocks                 -              (22,361)          -             -
                             ----------        ----------     ----------    ----------
Net earnings applicable
  to common shareholders     $   66,123        $   27,955     $   33,530    $   25,614
                             ==========        ==========     ==========    ==========
Weighted average number
  of common and common
  equivalent shares
  outstanding

    Basic                        49,833            44,452         49,809        49,490
                             ==========        ==========     ==========     =========
    Diluted                      49,995            44,627         49,963        49,653
                             ==========        ==========     ==========     =========

Amounts per share
  applicable to common
  shareholders:

    Basic                    $     1.33         $     .63      $     .67     $     .52
                             ==========        ==========     ==========     =========
    Diluted                  $     1.32         $     .63      $     .67     $     .52
                             ==========        ==========     ==========     =========

See Notes to Condensed Consolidated Financial Statements

[Page]



                                      THE NEIMAN MARCUS GROUP, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

(In thousands)                                                Twenty-Six Weeks Ended
                                                             --------------------------
                                                             January 31,    February 1,
                                                                    1998           1997
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                 $  66,123      $  56,517
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
      Depreciation and amortization                               31,404         30,425
      Other items                                                  3,411           (284)
      Changes in current assets and liabilities:
         Accounts receivable                                      (3,387)        (7,047)
         Merchandise inventories                                  21,707         28,021
         Other current assets                                    (13,682)        (8,143)
         Accounts payable and
           accrued liabilities                                    19,632        (32,494)
                                                                --------       --------

Net cash provided by
  operating activities                                           125,208         66,995
                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                           (36,641)       (23,279)
  Acquisition of Chef's Catalog                                  (31,000)          -
  Purchases of held-to-maturity securities                      (272,094)      (342,971)
  Maturities of held-to-maturity securities                      200,276        276,935
                                                                --------       --------

Net cash used by
  investing activities                                          (139,459)       (89,315)
                                                                --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                        25,000        183,500
  Repayment of debt                                                 -          (132,000)
  Issuance (repurchase) of common stock                           (4,694)       269,163
  Payment on redemption of preferred stocks                         -          (281,426)
  Dividends paid                                                    -            (5,796)
                                                                --------       --------


Net cash provided by financing activities                         20,306         33,441
                                                                --------       --------


CASH AND EQUIVALENTS
  Increase during the period                                       6,055         11,121
  Beginning balance                                               16,861         12,659
                                                                --------       --------
  Ending balance                                                $ 22,916       $ 23,780
                                                                ========       ========

See Notes to Condensed Consolidated Financial Statements

[Page]





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

      Had the Company repurchased its redeemable preferred stocks at the beginning of the thirteen and twenty-six week periods ended February 1, 1997, basic and diluted earnings per share available to common shareholders for those periods would have been $.51 and $1.13, respectively.

      Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

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

      If the FIFO method of inventory valuation had been used to value all inventories, merchandise inventories would have been higher than reported by $19.0 million at January 31, 1998, $15.0 million at August 2, 1997 and $17.5 million at February 1, 1997. The FIFO method would have increased net earnings by $2.4 million during the twenty-six weeks ended January 31, 1998 and $2.3 million during the twenty-six weeks ended February 1, 1997.

3.   Acquisition of Chef's Catalog

      On January 5, 1998 the Company acquired Chef's Catalog for approximately $31.0 million in cash. Chef's Catalog is a direct-marketer of gourmet cookware and high-end kitchenware, and its operations will be integrated with NM Direct. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of Chef's Catalog for the period from the date of acquisition are included in the accompanying condensed consolidated financial statements. Intangible assets, consisting primarily of trademarks, customer lists and goodwill, will be amortized on a straight-line basis over their estimated useful lives.

[Page]




                         THE NEIMAN MARCUS GROUP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.   Revolving credit agreement

      In October 1997, the Company replaced its existing revolving credit agreement with a new revolving credit agreement with 20 banks, pursuant to which the Company may borrow up to $650 million. The new agreement, which expires in October 2002, may be terminated by the Company at any time on three business days' notice. The rate of interest payable is determined according to one of four pricing options. On January 31, 1998, borrowings of $325 million were outstanding at an interest rate of 5.8% and were classified as long-term.


5.   Stock repurchase program

      In December 1997, the Board of Directors of the Company authorized the repurchase of up to one million shares of common stock in the open market. During the twenty-six weeks ended January 31, 1998, the Company repurchased 160,100 shares at an average price of $29.32 per share under this stock repurchase program.


6.   Earnings per share

      Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," the weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows:


                           Twenty-Six Weeks Ended       Thirteen Weeks Ended
                          -------------------------  -------------------------
      (in thousands       January 31,  February 1,   January 31,  February 1,
       of shares)                1998         1997          1998         1997
                          -----------  -----------   -----------  -----------
      Shares for computation
      of basic EPS              49,833      44,452        49,809       49,490
      Effect of assumed
      option exercises             162         175           154          163
                                ------      ------        ------       ------
      Shares for computation
      of diluted EPS            49,995      44,627        49,963       49,653


      No adjustments to net earnings applicable to common shareholders were made for the computations of basic and diluted EPS during the periods presented. Options to purchase 118,050 shares of common stock were not included in the computation of diluted EPS because the exercise price of those options was greater than the average market price of the common shares.

[Page]




                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Twenty-six Weeks Ended January 31, 1998 Compared with the Twenty-six Weeks Ended February 1, 1997


Revenues in the twenty-six weeks ended January 31, 1998 increased $82.8 million or 6.9% over revenues in the twenty-six weeks ended February 1, 1997. Neiman Marcus Stores and Bergdorf Goodman revenues rose, reflecting comparable sales increases of 7.2% and 9.9%, respectively, in the first half of 1998. Revenues at NM Direct increased slightly, due primarily to sales from Chef's Catalog, a direct-marketer of gourmet cookware and high-end kitchenware, which was acquired at the beginning of January 1998.

Cost of goods sold, including buying and occupancy costs, increased $52.0 million or 6.4% compared to the same period last year. As a percentage of revenues, cost of goods sold, including buying and occupancy costs, decreased to 67.0% in the first half of fiscal 1998 compared to 67.3% in the first half of fiscal 1997. Margins improved in fiscal 1998 due principally to proportionately lower buying and occupancy costs.

Selling, general and administrative expenses increased 6.9% to $297.0 million from $277.9 million in the first half of fiscal 1997 primarily due to higher sales volume. As a percentage of revenues, selling, general and administrative expenses were unchanged at 23.0% in the first half of both fiscal 1998 and 1997.

Interest expense decreased 17.7% to $11.8 million in the fiscal 1998 period. The decrease resulted from lower average outstanding borrowings as well as from a lower effective interest rate on such borrowings. In fiscal 1997 the Company repaid its fixed rate senior notes upon maturity with borrowings under its revolving credit agreement.

Results of Operations for the Thirteen Weeks Ended January 31, 1998 Compared with the Thirteen Weeks Ended February 1, 1997

Revenues in the thirteen weeks ended January 31, 1998 increased $46.4 million or 7.0% over revenues in the thirteen weeks ended February 1, 1997. The increase in revenues reflected an overall comparable sales increase of 6.3%. Each of the Company's operating units reported higher comparable revenues. Revenues for Chef's Catalog were included for the month of January 1998.

Cost of goods sold, including buying and occupancy costs, increased $26.4 million or 5.7% during the quarter ended January 31, 1998 compared to the same period in fiscal 1997. As a percentage of revenues, cost of goods sold, including buying and occupancy costs, was 68.8% in the fiscal 1998 quarter compared to 69.6% in the same period in fiscal 1997. The improved margins in the fiscal 1998 quarter were principally due to a lower markdown rate.

Selling, general and administrative expenses increased by $9.0 million or 6.1% to $155.8 million in the thirteen weeks ended January 31, 1998 compared to the thirteen weeks ended February 1, 1997, primarily due to higher selling costs associated with increased revenues during the period. As a percentage of revenues, selling, general and administrative expenses decreased to 22.0% in the fiscal 1998 quarter compared to 22.2% in the 1997 quarter.

[Page]




                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Interest expense decreased 18.9% to $6.1 million in the thirteen weeks ended January 31, 1998 compared to the 1997 quarter. The decrease resulted from lower average outstanding borrowings as well as a lower effective interest rate on borrowings. In fiscal 1997, the Company repaid its fixed rate senior notes upon maturity with borrowings under its revolving credit agreement.

Changes in Financial Condition and Liquidity since August 2, 1997

During the first six months of fiscal 1998, the Company financed its working capital needs, capital expenditures and the acquisition of Chef's Catalog primarily with cash borrowings under its revolving credit agreement and cash generated from operations. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Condensed Consolidated Statement of Cash Flows.

Net cash provided by operating activities was $125.2 million during the twenty-six weeks ended January 31, 1998 as compared to $67.0 million in the first half of fiscal 1997. The primary items affecting working capital since August 2, 1997 were an increase in accounts payable and accrued liabilities ($19.6 million), partially offset by a seasonal decrease in merchandise inventories ($21.7 million).

Capital expenditures were $36.6 million during the first half of fiscal 1998 as compared to $23.3 million in the first half of fiscal 1997. The Company's capital expenditures consisted principally of the construction of a new Neiman Marcus store in Honolulu's Ala Moana Center, expected to open in September, 1998, and existing store renovations. Capital expenditures are expected to approximate $100.0 million during fiscal 1998.

In January 1998, the Company acquired Chef's Catalog, for approximately $31 million in cash. The acquisition was funded primarily through borrowings under the Company's revolving credit agreement.

The Company increased its bank borrowings by $25.0 million since August 2, 1997. At January 31, 1998, the company had $325.0 million available under its new revolving credit facility. The Company believes that it will have sufficient resources to fund its planned capital growth and operating requirements.

Year 2000 Date Conversion

The Company has evaluated the effect of the year 2000 date on its computer systems and is implementing plans to ensure its systems and applications will process in the year 2000 and beyond. The Company is engaging both internal and external resources to reprogram and test its systems for the year 2000 compliance. The Company currently anticipates substantially completing the year 2000 project in January 1999. Based on management's current estimates, the costs of system modifications and enhancements, which have been and will be expensed as incurred, are not expected to be material to the results of operations or the financial position of the Company. Additionally, the Company continues to invest in new technology in connection with its ongoing systems development plans.

The Company has initiated formal communications with its significant vendors to determine the extent to which the Company's interface systems and operations are vulnerable to those third parties' failure to rectify their own year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would have not adverse effect on the Company's systems.

[Page]





                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

Statements in this release referring to the expected future plans and performance of the Company are forward-looking statements. Actual future results may differ materially from such statements. Factors that could affect future performance include, but are not limited to: changes in economic conditions or consumer confidence; changes in consumer preferences or fashion trends; delays in anticipated store openings; adverse weather conditions, particularly during peak selling seasons; changed in demographic or retail environments; competitive influences; significant increases in paper, printing and postage costs; and changes in the Company's relationships with designers and other resources.

[Page]




                          THE NEIMAN MARCUS GROUP, INC

PART II

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Stockholders was held on January 16, 1998. The following matters were voted upon at the meeting:

      1.  Election of two Class I directors for terms of three years.

          Richard A. Smith:         Robert A. Smith:

          For          47,313,510   For     47,315,491
          Against          75,408   Against     73,427

          Election of Brian J. Knez as a Class II Director for a term of one year.

          For          47,312,415
          Against          76,503

          Election of John R. Cook as a Class III Director for a term of two years.

          For          47,315,195
          Against          73,723

      2. Approval of changes in authorized stock and certain conforming amendments.

          For          47,078,423
          Against         147,042
          Abstain          41,603
          Non-voting      121,851

      3. Approval of other amendments to the Restated Certificate of Incorporation.

          For          47,197,787
          Against          27,495
          Abstain          41,785
          Non-voting      121,851

      4. Ratification of the appointment by the Board of Directors of Deloitte & Touche LLP as the Company's independent auditors for the 1998 fiscal year.

          For         47,343,946
          Against         18,543
          Abstain         26,429

      5. Stockholder proposal to increase disclosure on compensation of executive officers.

          For             731,965
          Against      43,466,292
          Abstain       1,220,360
          Non-voting    1,970,301

[Page]




                         THE NEIMAN MARCUS GROUP, INC



Item 6.     Exhibits and Reports on Form 8-K.

      (a)         Exhibits.

      3.1(a)      Restated Certificate of Incorporation.


      27.1        Financial data schedule.

      (b) Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the thirteen week period ended January 31, 1998.

[Page]



                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


THE NEIMAN MARCUS GROUP, INC.


Signature                 Title                            Date


Principal Financial       Senior Vice President and        March 13, 1998
Officer:                  Chief Financial Officer



/s/ John R. Cook
John R. Cook



Principal Accounting      Vice President and Controller    March 13, 1998
Officer:



/s/ Catherine N. Janowski
Catherine N. Janowski