Form 10-Q
period 1998-05-02
NEIMAN MARCUS GROUP INC
filed 1998-06-15
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                       May 2, 1998

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


            YES   X           NO




As of June 10, 1998, there were 49,759,047 outstanding shares of the issuer's common stock, $.01 par value.

[PAGE]

                         THE NEIMAN MARCUS GROUP, INC.



                                   I N D E X




Part I.     Financial Information                                 Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of
              May 2, 1998, August 2, 1997 and May 3, 1997               1

            Condensed Consolidated Statements of Earnings
              for the Thirty-Nine and Thirteen Weeks Ended
              May 2, 1998 and May 3, 1997                               2

            Condensed Consolidated Statements of Cash Flows
              for the Thirty-Nine Weeks Ended May 2, 1998
              and May 3, 1997                                           3

            Notes to Condensed Consolidated Financial Statements        4-5

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       6-8




Part II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K                            9



Signatures                                                              10


Exhibit 27.1                                                            11

[PAGE]

                                     THE NEIMAN MARCUS GROUP, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

                                             May 2,     August 2,      May 3,
                                               1998          1997        1997
                                         ----------   -----------  ----------
(In thousands)
Assets
Current assets:
  Cash and equivalents                   $   13,278   $   16,861   $   21,122
  Undivided interests in
    NMG Credit Card Master Trust            165,906      128,341      151,055
  Accounts receivable, net                   60,185       55,041       60,438
  Merchandise inventories                   516,272      460,412      490,062
  Deferred income taxes                      19,049       19,049       21,666
  Other current assets                       47,825       54,339       40,812
                                         ----------   ----------   ----------
    Total current assets                    822,515      734,043      785,155
                                         ----------   ----------   ----------
Property and equipment, net                 469,107      454,133      451,104

Intangibles and other assets                121,677       99,684      100,171
                                         ----------   ----------   ----------
    Total assets                         $1,413,299   $1,287,860   $1,336,430
                                         ==========   ==========   ==========
Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities
    of long-term liabilities             $   16,488   $   8,810    $    8,797
  Accounts payable                          172,019     174,952       164,484
  Accrued liabilities                       181,247     147,730       159,838
                                         ----------   ---------    ----------
    Total current liabilities               369,754     331,492       333,119
                                         ----------   ---------    ----------
Long-term liabilities:
  Revolving credit agreement                300,000     300,000       360,000
  Other long-term liabilities                71,292      69,738        69,268
                                         ----------   ---------    ----------
    Total long-term liabilities             371,292     369,738       429,268
                                         ----------   ---------    ----------
Commitments and contingencies

Deferred income taxes                        31,902      31,902        33,329

Common stock                                    499         499           499
Additional paid-in capital                  481,196     485,658       485,656
Retained earnings                           158,656      68,571        54,559
                                         ----------   ---------    ----------
    Total liabilities and shareholders'
      equity                             $1,413,299  $1,287,860    $1,336,430
                                         ==========  ==========    ==========

                       See Notes to Condensed Consolidated Financial Statements.

[PAGE]

                                     THE NEIMAN MARCUS GROUP, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)


(In thousands except            Thirty-Nine Weeks Ended  Thirteen Weeks Ended
 for per share amounts)              May 2,      May 3,      May 2,    May 3,
                                       1998        1997        1998      1997
                                 ----------  ----------  ---------- ---------
Revenues                         $1,836,618  $1,712,582  $  547,732 $ 506,532

Cost of goods sold including
  buying and occupancy costs      1,231,597   1,155,034     368,437   343,834
Selling, general and
  administrative expenses           427,925     396,270     130,915   118,360
Corporate expenses                   10,153       9,933       3,458     3,137
                                 ----------  ----------   --------- ---------
Operating earnings                  166,943     151,345      44,922    41,201

Interest expense                    (16,802)    (20,439)     (4,986)   (6,086)
                                 ----------  ----------   --------- ---------
Earnings before income taxes        150,141     130,906      39,936    35,115
Income taxes                        (60,056)    (53,671)    (15,974)  (14,397)
                                 ----------  ----------   --------- ---------
Net earnings                         90,085      77,235      23,962    20,718
Dividends and accretion on
  redeemable preferred stocks          -         (6,201)       -         -
Loss on redemption of
  redeemable preferred stocks          -        (22,361)       -         -
                                 ----------  ----------  ---------- ---------
Net earnings applicable
  to common shareholders         $   90,085  $   48,673  $   23,962 $  20,718
                                 ==========  ==========  ========== =========
Weighted average number
  of common and common
  equivalent shares
  outstanding:

  Basic                              49,825      46,259      49,760    49,873
                                 ==========  ==========  ========== =========
  Diluted                            49,989      46,439      49,957    50,026
                                 ==========  ==========  ========== =========
Earnings per share
  applicable to common
  shareholders:

  Basic                         $      1.81  $     1.05  $      .48 $     .42
                                ===========  ==========  ========== =========
  Diluted                       $      1.80  $     1.05  $      .48 $     .41
                                ===========  ==========  ========== =========




                       See Notes to Condensed Consolidated Financial Statements.

[PAGE]

                                     THE NEIMAN MARCUS GROUP, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


(In thousands)                                  Thirty-Nine Weeks Ended
                                                    May 2,       May 3,
                                                      1998         1997
                                                  --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                    $ 90,085     $ 77,235
  Adjustments to reconcile net earnings
    to net cash provided by
      operating activities:
      Depreciation and amortization                 46,516       44,364
      Other items                                    5,227        1,763
      Changes in current assets and
      liabilities:
        Accounts receivable                         (4,183)      (9,388)
        Merchandise inventories                    (50,210)     (46,114)
        Other current assets                         9,378        4,556
        Accounts payable and
          accrued liabilities                       19,942      (15,671)
                                                  --------     --------
Net cash provided by
  operating activities                             116,755       56,745
                                                  --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                             (57,679)     (35,086)
  Acquisition of Chef's Catalog                    (31,000)         -
  Purchases of held-to-maturity securities        (513,362)    (457,784)
  Maturities of held-to-maturity securities        475,797      421,121
                                                  --------     --------
Net cash used by investing activities             (126,244)     (71,749)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                          10,600      173,500
  Repayment of debt                                    -       (132,000)
  Issuance (repurchase) of common stock             (4,694)     269,189
  Payment of redemption of preferred stocks            -       (281,426)
  Dividends paid                                       -         (5,796)
                                                  --------     --------
Net cash provided by financing activities            5,906       23,467
                                                  --------     --------

CASH AND EQUIVALENTS
  Increase (decrease) during the period             (3,583)       8,463
  Beginning balance                                 16,861       12,659
                                                  --------     --------
  Ending balance                                  $ 13,278     $ 21,122
                                                  ========     ========




                       See Notes to Condensed Consolidated Financial Statements.

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

    Had the Company repurchased its redeemable preferred stocks at the beginning of the thirteen and thirty-nine week periods ended May 3, 1997, basic and diluted earnings per share available to common shareholders for those periods would have been $.42 and $.41, and $1.55 and $1.54, respectively.

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

    If the FIFO method of inventory valuation had been used to value all inventories, merchandise inventories would have been higher than reported by $21.0 million at May 2, 1998, by $15.0 million at August 2, 1997 and by $19.5 million at May 3, 1997. The FIFO method would have increased net earnings by $3.6 million and $3.5 million during the thirty-nine week periods ended May 2, 1998 and May 3, 1997, respectively.

3.  Acquisition of Chef's Catalog

    On January 5, 1998 the Company acquired Chef's Catalog for approximately $31.0 million in cash. Chef's Catalog is a direct marketer of gourmet cookware and high-end kitchenware, and its operations are being integrated with NM Direct. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of Chef's Catalog for the period from the date of acquisition are included in the accompanying condensed consolidated financial statements. Intangible assets, consisting primarily of trademarks, customer lists and goodwill, will be amortized on a straight-line basis over their estimated useful lives.

[PAGE]



                         THE NEIMAN MARCUS GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

4.  Revolving credit agreement

    In October 1997, the Company replaced its existing revolving credit agreement with a new revolving credit agreement with 20 banks, pursuant to which the Company may borrow up to $650 million. The new agreement, which expires in October 2002, may be terminated by the Company at any time on three business days' notice. The rate of interest payable is determined according to one of four pricing options. On May 2, 1998, borrowings of $300 million were outstanding at an interest rate of 5.9% and were classified as long-term.

5.  Stock repurchase program

    In December 1997, the Board of Directors of the Company authorized the repurchase of up to one million shares of common stock in the open market. During the thirty-nine weeks ended May 2, 1998, the Company repurchased 160,100 shares at an average price of $29.32 per share under this stock repurchase program.

6.  Earnings per share

    Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," the weighted average shares used in computing basic and diluted earnings per share (EPS) are as presented in the table below. No adjustments were made to net earnings applicable to common shareholders for the computations of basic and diluted EPS during the periods presented. All options were included in the computation of diluted EPS because the exercise price of all options was less than the average market price of the common shares.

                                Thirty-Nine Weeks Ended   Thirteen Weeks Ended
    (in thousands                May 2,          May 3,     May 2,      May 3,
     of shares)                    1998            1997       1998        1997
                                 ------          ------     ------      ------
    Shares for computation
     of basic EPS                49,825          46,259     49,760      49,873
    Effect of assumed
     option exercises               164             180        197         153
                                 ------          ------     ------      ------
    Shares for computation
     of diluted EPS              49,989          46,439     49,957      50,026
                                 ======          ======     ======      ======

7.  Subsequent event

    In May 1998, the Company issued $250 million of senior notes and debentures to the public. The proceeds of the debt offering will be used to repay borrowings outstanding on the Company's revolving credit agreement. The debt is comprised of $125 million 6.65% senior notes due 2008 and $125 million 7.125% senior debentures due 2028. Interest on the securities is payable semiannually in arrears beginning December 1998.

[PAGE]

                         THE NEIMAN MARCUS GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Thirty-Nine Weeks Ended May 2, l998 Compared with the Thirty-Nine Weeks Ended May 3, 1997

Revenues in the thirty-nine weeks ended May 2, l998 increased 7.2% to $1.84 billion from $1.71 billion in the thirty-nine weeks ended May 3, 1997. Comparable sales for the period increased 6.2%. Revenues at both Neiman Marcus Stores and Bergdorf Goodman increased, reflecting comparable sales increases of 7.2% and 9.8%, respectively. NM Direct revenues increased in comparison to the prior year period as a result of sales from Chef's Catalog, a direct marketer of gourmet cookware and high-end kitchenware, which was acquired on January 5, 1998.

Cost of goods sold including buying and occupancy costs increased 6.6% to $1.23 billion during the thirty-nine week period ended May 2, 1998 compared to $1.16 billion during the same period last year, primarily due to higher sales volume. As a percentage of revenues, cost of goods sold was 67.1% in fiscal l998 compared to 67.4% in fiscal l997. The lower percentage is primarily due to proportionately lower buying and occupancy costs, and to higher markups at Neiman Marcus Stores and Bergdorf Goodman.

Selling, general and administrative expenses increased 8.0% to $427.9 million from $396.3 million in fiscal 1997, primarily due to higher selling costs and increased catalogue circulation for the thirty-nine week period ending May 2, 1998. As a percentage of revenues, selling, general and administrative expenses were 23.3% and 23.1% in the first thirty-nine weeks of fiscal 1998 and 1997, respectively.

Interest expense decreased 17.8% to $16.8 million in the fiscal 1998 period. The decrease resulted from lower average borrowings as well as a lower effective interest rate which resulted from the repayment at maturity of the Company's fixed rate senior notes with borrowings under its revolving credit agreement.

Results of Operations for the Thirteen Weeks Ended May 2, l998 Compared with the Thirteen Weeks ended May 3, l997

Revenues in the thirteen weeks ended May 2, l998 increased 8.1% to $547.7 million from $506.5 million in the thirteen weeks ended May 3, 1997. Comparable sales for the period increased 5.6%. Higher comparable sales at Neiman Marcus Stores and Bergdorf Goodman in the thirteen weeks ended May 2, 1998 contributed to the increase in revenues over the same period in fiscal 1997. NM Direct also contributed to the increase, as sales generated from the recently acquired Chef's Catalog more than offset a comparable sales decrease in the fiscal 1998 period.

Cost of goods sold including buying and occupancy costs increased 7.2% in the thirteen week period ended May 2, 1998 compared to the same period last year, primarily due to higher sales volume. As a percentage of revenues, cost of goods sold was 67.3% in fiscal l998 compared to 67.9% in fiscal l997. The decrease in the 1998 quarter is primarily due to higher markups at Neiman Marcus Stores and Bergdorf Goodman.

Selling, general  and administrative expenses  increased 10.6%  in the  fiscal
1998 period,  primarily  due to  higher  sales volume.    As a  percentage  of
revenues,  selling, general and administrative  expenses increased to 23.9% in
fiscal  1998  compared to  23.4%  in  fiscal  1997.    This  increase  relates
principally to higher  catalogue circulation  costs, and to  a lesser  extent,
lower finance charge income  and pre-opening costs associated with  the Neiman
Marcus store under construction in Hawaii.

[PAGE]

                         THE NEIMAN MARCUS GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Interest expense decreased 18.1% to $5.0 million in the fiscal 1998 period, resulting primarily from lower average borrowings outstanding.

Changes in Financial Condition and Liquidity since August 2, 1997

During the thirty-nine weeks ended May 2, 1998, the Company financed its working capital needs and capital expenditures primarily with cash provided from its revolving credit agreement. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Condensed Consolidated Statement of Cash Flows.

Net cash provided by operating activities was $116.8 million during the thirty-nine weeks ended May 2, l998. The primary items affecting working capital were an increase in merchandise inventories ($50.2 million) offset in part by an increase in accounts payable and accrued liabilities ($19.9 million).

Capital expenditures were $57.7 million during the thirty-nine weeks ended May 2, 1998 as compared to $35.1 million for the same period in fiscal 1997. The Company's capital expenditures consisted principally of the construction of a new Neiman Marcus store in Honolulu, Hawaii, expected to open in September 1998, and renovations of existing Neiman Marcus and Bergdorf Goodman stores. Capital expenditures are expected to approximate $100.0 million during the current fiscal year.

In January 1998, the  Company acquired Chef's Catalog for  approximately $31.0
million in  cash.   The acquisition was  funded through  borrowings under  the
Company's revolving credit agreement.

The Company increased its bank borrowings by $10.6 million since August 2, 1997. At May 2, 1998, the Company had $350.0 million available under its revolving credit facility. In May 1998, the Company issued $250 million of senior notes and debentures to the public. The proceeds of the debt offering have been used to repay borrowings outstanding on its revolving credit facility. The Company believes that it will have sufficient resources to fund its planned capital growth and operating requirements.

Year 2000 Date Conversion

The Company has evaluated the effect of the year 2000 on its computer systems and is implementing plans to ensure its systems and applications will effectively process information necessary to support ongoing operations of the Company in the year 2000 and beyond. The Company is engaging both internal and external resources to test its systems for year 2000 compliance. The Company currently anticipates substantially completing the year 2000 project by January 1999. Based on management's current estimates, the costs of system modifications and enhancements, which have been and will be expensed as incurred, are not expected to be material to the results of operations or the financial position of the Company. Additionally, the Company continues to invest in new technology in connection with its ongoing systems development plans.

[PAGE]


                         THE NEIMAN MARCUS GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The Company has initiated formal communications with its significant vendors to determine the extent to which the Company's interface systems and operations are vulnerable to those third parties' failure to rectify their own year 2000 issues. Despite the Company's efforts, it is uncertain whether the systems of other companies on which the Company's systems rely will be converted on a timely basis and will not have an adverse effect on the Company's operations.

Forward-Looking Statements

Statements in this release referring to the expected future plans and performance of the Company are forward-looking statements. Actual future results may differ materially from such statements. Factors that could affect future performance include, but are not limited to: changes in economic conditions or consumer confidence; changes in consumer preferences or fashion trends; delays in anticipated store openings; adverse weather conditions, particularly during peak selling seasons; changes in demographic or retail environments; competitive influences; significant increases in paper, printing and postage costs; and changes in the Company's relationships with designers and other resources.

[PAGE]

                         THE NEIMAN MARCUS GROUP, INC.

                                    PART II



PART II


Item 6.   Exhibits and Reports on Form 8-K.

          (a)       Exhibits.


          27.1      Financial data schedule.


          (b)       Reports on Form 8-K.

                    The Company filed a Current Report on Form 8-K on March 24, 1998 restating prior period Financial Data Schedules in order to reflect changes in earnings per share resulting from the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

[PAGE]

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         THE NEIMAN MARCUS GROUP, INC.


Signature                            Title                       Date





Principal Financial         Senior Vice President and            June 15, 1998
Officer:                    Chief Financial Officer



S/John R. Cook
John R. Cook


Principal Accounting        Vice President and Controller        June 15, 1998
Officer:



S/Catherine N. Janowski
Catherine N. Janowski