Form 10-K
period 1998-08-01
NEIMAN MARCUS GROUP INC
filed 1998-10-29
CIK 819539

=============================================================================


                  SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                              __________________

                                   FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   For the fiscal year ended August 1, 1998

                         Commission File Number 1-9659

                                _______________

                         THE NEIMAN MARCUS GROUP, INC.
            (Exact name of registrant as specified in its charter)

         27 Boylston Street, Chestnut Hill, Massachusetts      02467
            (Address of principal executive offices)       (Zip Code)

                       Delaware                           95-4119509
           (State or other jurisdiction of            (IRS Employer
           incorporation or organization)        Identification No.)

           Registrant's telephone number and area code: 617-232-0760
                                _______________

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

   Indicate  by check  mark if disclosure  of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 15, 1998 was $407,958,109.

   There were 48,944,377 shares of Common Stock outstanding as of October 15, 1998.

               _________________________________________________


                      Documents Incorporated by Reference

   Portions of the Company's 1998 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV of this Report.

=============================================================================

[PAGE]


                         THE NEIMAN MARCUS GROUP, INC.

                          ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED AUGUST 1, 1998

                               TABLE OF CONTENTS



                                                                       Page No.
PART I
 Item 1.     Business                                                         1
 Item 2.     Properties                                                       4
 Item 3.     Legal Proceedings                                                4
 Item 4.     Submission of Matters to a Vote of Security Holders              4

PART II
 Item 5.     Market for the Registrant's Common Equity and Related
                   Stockholder Matters                                        5
 Item 6.     Selected Financial Data                                          5
 Item 7.     Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                      5
 Item 7A.    Quantitative and Qualitative Disclosures about Market Risk       5
 Item 8.     Financial Statements and Supplementary Data                      6
 Item 9.     Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                   6

PART III
 Item 10.    Directors and Executive Officers of the Registrant               6
 Item 11.    Executive Compensation                                          10
 Item 12.    Security Ownership of Certain Beneficial Owners and Management  23
 Item 13.    Certain Relationships and Related Transactions                  26

PART IV
 Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K 26
 Signatures                                                                 S-1

[PAGE]

                                    PART I

Item 1.     Business

General

The Neiman Marcus Group, Inc. (together with its operating divisions and subsidiaries, the "Company") is a Delaware corporation which commenced operations in August 1987. Harcourt General, Inc. ("Harcourt General"), a Delaware corporation based in Chestnut Hill, Massachusetts, currently owns approximately 54% of the outstanding Common Stock of the Company. Four of Harcourt General's senior officers - its Chairman and Chief Executive Officer, its two Presidents and Co-Chief Operating Officers, and its Senior Vice President and Chief Financial Officer - are directors of the Company, and virtually all of Harcourt General's officers and corporate staff occupy similar positions with the Company. For more information about the relationship between the Company and Harcourt General, see Note 1 to the Summary Compensation Table in Item 11, Item 12, and Notes 3, 7 and 8 to the Consolidated Financial Statements in Item 14 below. Harcourt General is a public company subject to the reporting requirements of the Securities Exchange Act of 1934. For further information about Harcourt General, reference may be made to the reports filed by Harcourt General from time to time with the Securities and Exchange Commission.

Business Overview

The Company, operating through Neiman Marcus Stores, Bergdorf Goodman and NM Direct, is a high-end specialty retailer. The 31 Neiman Marcus stores are in premier retail locations in major markets nationwide, and the two Bergdorf Goodman stores, the main store and the Bergdorf Goodman Men store, are located in Manhattan at 58th Street and Fifth Avenue. Neiman Marcus Stores and Bergdorf Goodman offer high-end fashion apparel and accessories primarily from leading designers. NM Direct, the Company's direct marketing operation, offers a mix of apparel and home furnishings which is complementary to the Neiman Marcus Stores merchandise. NM Direct also publishes the Horchow catalogues, the world famous Neiman Marcus Christmas Book, and Chef's Catalog, a leading direct marketer of gourmet cookware and high-end kitchenware which was acquired in January 1998.

Description of Operations

Neiman Marcus Stores

Neiman Marcus Stores offer women's and men's apparel, fashion accessories, shoes, cosmetics, furs, precious and designer jewelry, decorative home accessories, fine china, crystal and silver, gourmet food products, children's apparel and gift items. A relatively small portion of Neiman Marcus Stores' customers accounts for a significant percentage of its retail sales.

The Company currently operates 31 Neiman Marcus stores, located in Arizona (Scottsdale); California (five stores: Beverly Hills, Newport Beach, Palo Alto, San Diego and San Francisco);

[PAGE]

Colorado (Denver); the District of Columbia; Florida (two stores: Fort Lauderdale and Bal Harbour); Georgia (Atlanta); Hawaii (Honolulu); Illinois (three stores: Chicago, Northbrook and Oak Brook); Missouri (St. Louis); Massachusetts (Boston); Minnesota (Minneapolis); Michigan (Troy); Nevada
(Las Vegas); New Jersey (two stores: Short Hills and Paramus); New York (Westchester); Pennsylvania (King of Prussia); Texas (six stores: three in Dallas, one in Fort Worth and two in Houston); and Virginia (McLean). The average size of these 31 stores is approximately 143,000 gross square feet, and they range in size from 90,000 gross square feet to 269,000 gross square feet.

The Company opened its Neiman Marcus store in Hawaii in September 1998. The Company plans to open new Neiman Marcus stores in Palm Beach, Florida in 2000, Coral Gables, Florida in 2001, Houston, Texas in 2001, Plano, Texas in 2002, and Tampa, Florida in 2002. The Plano store will replace the existing store located in the Prestonwood Mall in Dallas, and the Houston store will replace the existing Houston Town & Country store.

In October 1997, the Company announced plans to test a new retailing format, called The Galleries of Neiman Marcus, which will offer precious and designer jewelry, gifts and home accessories. The Company plans to test this format by opening stores of approximately 10,000 to 15,000 gross square feet each. The first of these stores is expected to open in Beachwood, Ohio (near Cleveland) in November 1998, with subsequent openings in Phoenix and Seattle in 1999.

Bergdorf Goodman

The Company operates two Bergdorf Goodman stores in Manhattan at 58th Street and Fifth Avenue. The main Bergdorf Goodman store consists of 250,000 gross square feet. The core of Bergdorf Goodman's offerings includes high-end women's apparel and unique fashion accessories from leading designers. Bergdorf Goodman also features traditional and contemporary decorative home accessories, precious and fashion jewelry, gifts, and gourmet foods. Bergdorf Goodman Men consists of 66,000 gross square feet and is dedicated to fine
men's apparel and accessories.   During 1999, the Company expects to add
approximately 15,000 square feet of selling space to the main Bergdorf Goodman store by adding selling space below the first floor on the plaza level.

NM Direct

NM Direct operates an upscale direct marketing business, which primarily offers women's apparel under the Neiman Marcus name and, through its Horchow catalogue, offers quality home furnishings, tabletop, linens and decorative accessories. NM Direct also offers a broad range of more modestly priced items through its Trifles and Grand Finale lines and annually publishes the world famous Neiman Marcus Christmas Book. The Company acquired Chef's Catalog, a leading direct marketer of gourmet cookware and high-end kitchenware, in January 1998, and has consolidated those operations into NM Direct.

[PAGE]

Clearance Centers

The Company operates seven clearance centers which average 25,000 gross square feet each. These stores provide an efficient and controlled outlet for the sale of marked down merchandise from Neiman Marcus Stores, Bergdorf Goodman and NM Direct. The Company expects to open two additional clearance centers during fiscal 1999.

Competition

The specialty retail industry is highly competitive and fragmented. The Company competes with large specialty retailers, traditional and better department stores, national apparel chains, designer boutiques, individual specialty apparel stores and direct marketing firms.

The Company competes for customers principally on the basis of quality, assortment and presentation of merchandise, customer service, sales and marketing programs and value. In addition, the Company competes for quality merchandise and assortment principally based on relationships with designer resources and purchasing power. The Company's apparel business is especially dependent upon its relationship with these designer resources. Neiman Marcus Stores and Bergdorf Goodman compete for customers on the basis of store ambience. Neiman Marcus Stores competes with other retailers for real estate opportunities, principally on the basis of its ability to attract customers. NM Direct competes principally on the basis of quality, assortment and presentation of merchandise, customer service, price and speed of delivery.

Employees

At August 1, 1998, Neiman Marcus Stores had approximately 11,800 employees, Bergdorf Goodman had approximately 1,100 employees, and NM Direct had approximately 1,400 employees. The Company's staffing requirements fluctuate during the year as a result of the seasonality of the retail apparel industry and, accordingly, the Company expects to add approximately 1,700 more seasonal employees in the second quarter of fiscal 1999. None of the employees of Neiman Marcus Stores or NM Direct are subject to collective bargaining agreements. Approximately 18% of the Bergdorf Goodman employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are generally good.

Capital Expenditures; Seasonality; Liquidity

For information on capital expenditures, seasonality and liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below.

Executive Officers of the Registrant

The information set forth under the heading "Executive Officers" in Item 10 below is incorporated herein.

[PAGE]


Item 2.     Properties

The Company's corporate headquarters are located at Harcourt General's leased facility in Chestnut Hill, Massachusetts. The operating headquarters for Neiman Marcus Stores, Bergdorf Goodman and NM Direct are located in Dallas, New York City and Las Colinas, Texas, respectively. The aggregate gross square footage used in the Company's operations is approximately as follows:


                                                           Owned
                                                           Subject to
                                                Owned      Ground Lease      Leased       Total

Neiman Marcus and Bergdorf
  Goodman Stores.........................      348,000        2,112,000   2,297,000   4,757,000

Distribution, Support and
  Office Facilities, Clearance
  Centers, and Chef's Catalog Stores.....    1,169,000                0     754,000   1,923,000


Leases for the Company's stores, including renewal options, range from 30 to 99 years. The lease on the Bergdorf Goodman main store expires in 2050, and the lease on the Bergdorf Goodman Men's store expires in 2010, with two 10-year renewal options. Leases are generally at fixed rentals, and a majority of leases provide for additional rentals based on sales in excess of predetermined levels. The Company owns approximately 34 acres of land in Longview, Texas, where its National Service Center, the principal distribution facility for Neiman Marcus Stores, is located in a 464,000 square foot facility, and also owns approximately 50 acres of land in Las Colinas, Texas, where its 705,000 square foot NM Direct warehouse and distribution facility is located. For further information on the Company's properties, see "Operating Leases" in Note 13 of the Notes to the Consolidated Financial Statements in
Item 14 below. For more information about the Company's plans to open additional stores, see "Description of Operations" in Item 1 above.

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

[PAGE]
                                    PART II

Item 5.     Market for the Registrant's  Common Equity and Related Stockholder
Matters

The information contained under the captions "Stock Information" and "Shares Outstanding" on page 47 of the 1998 Annual Report is incorporated herein.

Beginning with the third quarter of fiscal 1995, the Company eliminated the quarterly cash dividend on its Common Stock. The Company currently does not intend to resume paying cash dividends on its Common Stock.

Item 6.     Selected Financial Data

The response to this Item is contained in the 1998 Annual Report under the caption "Selected Financial Data" on page 45 and is incorporated herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The response to this Item is contained in the 1998 Annual Report under the caption "Management's Discussion and Analysis" on pages 23 through 27 and is incorporated herein.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

The market risk inherent in the Company's financial instruments and position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.

At August 1, 1998, the fair value of the Company's fixed-rate debt was estimated at $251.6 million using quoted market prices and comparable publicly-traded issues. The carrying value at August 1, 1998 exceeded such fair value by approximately $1.2 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates, and amounted to approximately $16.0 million at August 1, 1998.

The Company had approximately $35.0 million of variable rate borrowings outstanding under its revolving credit agreement, which approximated fair value, at August 1, 1998. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $0.2 million negative effect on the Company's earnings and cash flows.

For additional information about the Company's financial instruments, see Notes 1, 6 and 14 of the Notes to Consolidated Financial Statements, beginning, respectively, on pages 32, 35, and 42 of the 1998 Annual Report.

[PAGE]

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors

Set forth below are the names, ages at October 15, 1998, and principal occupations for the last five years of each director of the Company.

Class I Directors - Terms expire at 2001 Annual Meeting of Stockholders

Richard A. Smith - 73; Director since 1987
      Chairman of the Company and of Harcourt General; Chief Executive Officer of the Company and of Harcourt General since January 1997 and prior to December 1991; Chairman, President (until November 1995) and Chief Executive Officer of GC Companies, Inc. since December 1993; Director of Harcourt General and GC Companies, Inc. Mr. Smith is the father of Robert A. Smith, President and Chief Operating Officer and a director of the Company, and President and Co-Chief Operating Officer and a director of Harcourt General, and is the father-in-law of Brian J. Knez, a director of the Company and President and Co-Chief Operating Officer and a director of Harcourt General.

Robert A. Smith - 39; Director since 1997
      President and Chief Operating Officer of the Company and President and Co-Chief Operating Officer of Harcourt General since January 1997; Group Vice President of the Company and of Harcourt General prior thereto; President and Chief Operating Officer of GC Companies, Inc. since November 1995; Director of Harcourt General. Mr. Smith is the son of Richard A. Smith, Chairman and Chief Executive Officer of the Company and of Harcourt General, and is the brother-in-law of Brian J. Knez, a director of the Company and President and Co-Chief Operating Officer and a director of Harcourt General.

[PAGE]

Class II Directors - Terms expire at 1999 Annual Meeting of Stockholders

Matina S. Horner, Ph.D. - 59; Director since 1993
      Executive Vice President of the Teachers Insurance and Annuity Association-College Retirement Equities Fund (TIAA-CREF) and President Emerita of Radcliffe College since 1989; Director of Boston Edison Company.

Brian J. Knez - 41; Director since 1998
      President and Co-Chief Operating Officer of Harcourt General since January 1997; President and Chief Executive Officer of Harcourt Brace & Company since May 1995; President of the Scientific, Technical, Medical and Professional Group of Harcourt Brace prior thereto; Director of Harcourt General and Open Market, Inc. Mr. Knez is the son-in-law of Richard A. Smith, Chairman and Chief Executive Officer of the Company and of Harcourt General, and the brother-in-law of Robert A. Smith, President and Chief Operating Officer and a director of the Company and President and Co-Chief Operating Officer and a director of Harcourt General.

Walter J. Salmon - 67; Director since 1987
      Stanley Roth Sr. Professor of Retailing (Emeritus since 1997), Graduate School of Business Administration, Harvard University; Director of Hannaford Bros. Co., The Quaker Oats Company, Circuit City Stores, Inc., Luby's Cafeterias, Inc., Harrah's Entertainment, Inc., Cole National Corporation and PetsMart, Inc.

Class III Directors - Terms expire at 2000 Annual Meeting of Stockholders

John R. Cook - 57; Director since 1998
      Senior Vice President and Chief Financial Officer of the Company and of Harcourt General.

Jean Head Sisco - 73; Director since 1987
      Partner in Sisco Associates, international management consultants; Director of Textron, Inc., Newmont Mining Corporation and its principal subsidiary, Newmont Gold Company, Washington Mutual Investors Fund, Chiquita Brands International, Inc., The American Funds Tax-Exempt Series I and K-Tron International, Inc.

Vincent M. O'Reilly - 61; Director since 1997
      Distinguished Senior Lecturer, Carroll School of Management, Boston College since October 1997; Executive Vice Chairman of Coopers & Lybrand from October 1994 until October 1997; Chief Operating Officer or Deputy Chairman of Coopers & Lybrand from 1988 to October 1994; Director of Eaton Vance Corp. and Teradyne, Inc.

Executive Officers

Set forth below are the names, ages at October 15, 1998, and principal occupations for the last five years of each executive officer of the Company who is not also a director of the Company.

[PAGE]

All such persons have been elected to serve until the next annual election of officers and their successors are elected or until their earlier resignation or removal.

Burton M. Tanksy - 60
      Executive Vice President of the Company (since February 1998) and Chairman and Chief Executive Officer of Neiman Marcus Stores since May 1994; Chairman and Chief Executive Officer of Bergdorf Goodman prior thereto.

Gerald A. Sampson - 57
      President and Chief Operating Officer of Neiman Marcus Stores.

Stephen C. Elkin - 55
      Chairman and Chief Executive Officer of Bergdorf Goodman since May 1994; President and Chief Operating Officer of Bergdorf Goodman prior thereto.

Dawn Mello - 67
      President of Bergdorf Goodman since May 1994 and from 1983 to 1989; Executive Vice President and Creative Director Worldwide of Guccio Gucci SpA from October 1989 to May 1994.

Bernie Feiwus - 50
      President and Chief Executive Officer of NM Direct.

Eric P. Geller - 51
      Senior Vice President, General Counsel and Secretary of the Company and of Harcourt General.

Peter Farwell - 55
      Vice President - Corporate Relations of the Company and of Harcourt
      General.

Paul F. Gibbons - 47
      Vice President and Treasurer of the Company and of Harcourt General.

Gerald T. Hughes - 41
      Vice President - Human Resources of the Company and of Harcourt General since June 1994; Associate General Counsel of the Company and of Harcourt General with responsibility for labor and employment matters prior thereto.

Catherine N. Janowski - 37
      Vice President and Controller of the Company and of Harcourt General since November 1997; Director, Corporate Accounting of the Company and of Harcourt General prior thereto.

Michael F. Panutich - 50
      Vice President - General Auditor of the Company and of Harcourt General.

[PAGE]

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Company believes that all filing requirements applicable to its insiders were complied with during fiscal 1998.

                 [Remainder of Page Intentionally Left Blank]

[PAGE]

Item 11.  Executive Compensation

                                       Summary Compensation Table (1)

The following table provides information on the compensation provided by the Company during fiscal 1998,
1997 and 1996 to the Company's Chief Executive Officer and the five most highly paid executive officers of the Company during fiscal 1998.


                                                                                      Long-Term Compensation
                                                                                                (2)
                                                      Annual Compensation                      Awards
                                                                     Other Annual    Restricted                    All Other
   Name and                   Fiscal          Salary         Bonus   Compensation   Stock Awards      Options    Compensation
   Principal Position          Year            ($)          ($)(3)      ($)(4)         ($)(5)           (#)         ($)(6)


   Richard A. Smith (1)        1998              --            --           --             --            --            --
   Chairman and Chief
   Executive Officer of the    1997              --            --           --             --            --            --
   Company
                               1996              --            --           --             --            --            --

   Burton M. Tansky            1998       $ 807,968     $ 470,000           --      $ 260,206        20,200  $     20,227
   Executive Vice President
   of the Company and          1997       $ 750,000     $ 292,500           --             --        10,000  $     19,357
   Chairman and Chief
   Executive Officer of        1996       $ 650,000     $ 292,500           --      $ 153,750            --  $     16,866
   Neiman Marcus Stores

   Gerald A. Sampson           1998       $ 520,000     $ 220,000           --      $ 125,163         9,600  $     14,126
   President and Chief
   Operating Officer of        1997       $ 500,000     $ 174,000           --             --         6,500  $     14,070
   Neiman Marcus Stores
                               1996       $ 475,000     $ 190,000           --             --        12,000  $     12,854

   Stephen C. Elkin            1998       $ 495,000     $ 210,000           --      $ 125,163         9,600  $     13,883
   Chairman and Chief
   Executive Officer of        1997       $ 480,000     $ 185,000           --             --            --  $     10,771
   Bergdorf Goodman
                               1996       $ 480,000            --           --      $ 115,313            --  $     17,170

   Dawn Mello                  1998       $ 385,000     $ 140,000           --      $  59,288         4,700  $     10,289
   President of Bergdorf
   Goodman                     1997       $ 365,000     $ 110,000           --             --         4,000  $      9,210

                               1996       $ 350,000     $  67,900           --      $  53,813            --  $      8,496

   Bernie Feiwus               1998       $ 375,000     $  35,000           --      $ 125,163         9,600  $     10,899
   President and Chief
   Executive Officer of NM     1997       $ 345,000     $ 115,000           --             --         6,000  $     10,697
   Direct
                               1996       $ 325,000     $ 135,000           --      $  76,875        10,000  $     10,026


(1) Under the terms of an Intercompany Services Agreement, Harcourt General provides certain management, accounting, financial, legal, tax, human resources and other corporate services to the Company, including the services of certain senior officers of Harcourt General who are also senior officers of the Company, in consideration of a fee based on Harcourt General's direct and indirect costs of providing the corporate services. The level of Harcourt General services and fees are subject to the approval of the Special Review Committee of the Board of Directors of the Company, which consists entirely of directors who are independent of Harcourt General. During fiscal 1998, 1997 and 1996, the Company paid or accrued approximately $5.4 million, $5.7 million and $6.9 million, respectively, to Harcourt General for all of its services under the Intercompany Services Agreement. With the exception of Mr. Smith, Chief Executive Officer of both the Company and of Harcourt General, the senior officers of Harcourt General (all of whom, including Mr. Smith, derive all of their compensation directly from Harcourt General) are not included in this table. Of the amounts payable under the Intercompany Services Agreement for fiscal 1998 and 1997, approximately $448,000 and $365,000, respectively, were attributable to Mr. Smith's services. These amounts include costs related to base compensation, bonuses, benefits and amounts necessary to fund retirement benefits, all of which are direct obligations of Harcourt General.

(2) Other than restricted stock, stock options and stock appreciation rights which may be granted under the Company's 1997 Incentive Plan, the Company does not have a long-term compensation program for its executive officers that includes long-term incentive payouts.

(3) Bonus payments are reported with respect to the year in which the related services were performed.

(4) No disclosure regarding items included in this category is required since no amounts in any of the fiscal years reported for any of the named executive officers exceed the lesser of $50,000, or 10% of the annual salary and bonus for the named executive officer.

(5) Calculated by multiplying the closing price of the Company's Common Stock on the New York Stock Exchange on the date of grant by the number of shares awarded. For restricted Common Stock granted in fiscal 1998, the restrictions lapse upon the achievement of specified performance targets or, if the specified targets are not reached within five years of the date of grant, then on the eighth anniversary of the date of grant. The specified performance targets have not yet been attained. For restricted Common Stock granted in all prior fiscal years, 20% of an award of restricted Common Stock are freed from the restrictions each year, commencing one year after the date of grant, provided that the recipient continues to be employed by the Company on the anniversary date of the grant. Holders of restricted stock are entitled to vote their restricted shares. In the event of termination of employment for any reason, other than death or permanent disability, restricted shares are forfeited by the holders and revert to the Company. At the end of fiscal 1998, the named executive officers' restricted stock holdings and market values (based on the New York Stock Exchange closing price of $33.00 for the Company's Common Stock at fiscal year end) were as follows: Mr. Tansky - 13,900 shares ($458,700); Mr. Sampson - 5,800 shares ($191,400); Mr. Elkin - 8,300 shares ($273,900); Ms. Mello - 3,900 shares ($128,700) and Mr. Feiwus - 6,800 shares ($224,400). The closing price of the Company's Common Stock on the New York Stock Exchange on October 15, 1998 was $18.25.

(6) The items accounted for in this column include the cost to the Company of matching contributions under (a) the Company's Key Employee Deferred Compensation Plan and (b) group life insurance premiums. For fiscal 1998, such amounts for each of the named executive officers were, respectively, as follows: Mr. Tansky - $16,507 and $3,720; Mr. Sampson
      - $10,406 and $3,720; Mr. Elkin - $10,200 and $3,683; Ms. Mello - $7,425
      and $2,864; and Mr. Feiwus - $7,350 and $3,549.

 [PAGE]



                     Option Grants in Last Fiscal Year (1)

The following table provides information regarding options granted under the Company's 1997 Incentive Plan during the fiscal year ended August 1, 1998 to the executive officers named in the Summary Compensation Table.


                                 Individual Grants
                  --------------------------------------------
                                                                  Potential
                              % of                                Realizable Value
                  Number of   Total                               at Assumed
                  Securities  Options                             Annual Rates of
                  Underlying  Granted to  Exercise         Stock Price
                  Options     Employees   or Base                 Appreciation
                  Granted     in Fiscal   Price      Expiration   for Option Term (2)
    Name          (#)         Year        ($/Sh)     Date         5% ($)        10%($)
--------          ----------  ---------   --------   ----------   --------  ----------

R. Smith (3)          --            --          --           --        --           --

B. Tansky         20,200         6.20%    $32.9375      9/10/07   $418,427  $1,060,377

G. Sampson         9,600         2.95%    $32.9375      9/10/07   $198,856    $503,941

S. Elkin           9,600         2.95%    $32.9375      9/10/07   $198,856    $503,941

D. Mello           4,700         1.44%    $32.9375      9/10/07   $ 97,357    $246,721

B. Feiwus          9,600         2.95%    $32.9375      9/10/07   $198,856    $503,941

(1) No stock appreciation rights were granted to any named executive officer during fiscal 1998. All option grants are non-qualified stock options having a term of 10 years and one day. They become exercisable at the rate of 20% on each of the first five anniversary dates of the grant. All options were granted at fair market value measured by the closing price of the Common Stock on the New York Stock Exchange on the date of grant.

(2) These potential realizable values are based on assumed rates of appreciation required by applicable regulations of the Securities and Exchange Commission. The closing price of the Company's Common Stock on the New York Stock Exchange on October 15, 1998 was $18.25.

(3) None of the executive officers of Harcourt General who are also officers of the Company, including Mr. Smith, participate in the Company's 1997 Incentive Plan.


                 [Remainder of Page Intentionally Left Blank]

[PAGE]


              Aggregated Option/SAR Exercises in Last Fiscal Year
                     and Fiscal Year-End Option/SAR Values

The following table provides information regarding the number and value of stock options held at August 1, 1998 by the executive officers named in the Summary Compensation Table.


                                                   Number of
                                                   Securities Underlying  Value of
                                                   Unexercised            Unexercised
                                                   Options/SARs at        In-the-Money
                                                   August 1, 1998(#)      Options/SARs at
                                                   Exercisable/           August 1, 1998($)
Name              Shares Acquired  Value           Unexercisable          Exercisable/
----              on Exercise (#)  Realized ($)    --------------------   Unexercisable (1)
                  ---------------  ------------                           ---------------------

R. Smith (2)        --               --               --                        --
B. Tansky           --               --           74,200/42,500           $1,381,325 / $267,063
G. Sampson          --               --           14,100/24,000           $  232,600 / $164,500
S. Elkin (3)      11,850          $230,412        50,500/19,600           $  952,000 / $186,600
D. Mello            --               --            8,300/13,900           $  139,688 / $112,044
B. Feiwus           --               --           14,200/25,900           $  242,500 / $208,600


(1) The value of unexercised in-the-money options is calculated by multiplying the number of underlying shares by the difference between the closing price of the Company's Common Stock on the New York Stock Exchange at fiscal year end ($33.00) and the option exercise price for those shares. These values have not been realized. The closing price of the Company's Common Stock on the New York Stock Exchange on October 15, 1998 was $18.25.

(2) None of the executive officers of Harcourt General who are also officers of the Company, including Mr. Smith, participate in the Company's 1997 Incentive Plan.

(3) The Company paid Mr. Elkin $230,412 with respect to the surrender of vested options to purchase 11,850 shares of Common Stock at a weighted average exercise price of $17.25. That amount was calculated based on the difference between the closing price of the Common Stock on the New York Stock Exchange on the respective dates Mr. Elkin surrendered the options, and the various option exercise prices.


                         [Remainder of Page Intentionally Left Blank]

[PAGE]


Directors Compensation

Directors who are not employees of the Company or Harcourt General ("Non-Employee Directors") each receive (i) an annual cash retainer, subject to deferral as described below, of $20,000, (ii) a fee of $2,000 per Board of Directors meeting attended, (iii) a fee of $750 (the Chairperson receives $1,500) for each committee meeting attended, and (iv) reimbursement for travel and incidental expenses (an aggregate of $4,440 in fiscal 1998) incurred in attending meetings and carrying out their duties as directors. If a Non-Employee Director is unable to attend a meeting in person but participates by telephone, he or she receives one-half of the fee that would otherwise be payable.

In June 1998, the Board of Directors increased the annual retainer payable to its Non-Employee Directors by authorizing grants of stock-based units in an aggregate amount equal to the value of the annual cash retainer. Grants are made quarterly, with the number of stock-based units in each grant calculated on the basis of the trailing five day average of the closing price of the Company's Common Stock at the end of each fiscal quarter. The value of each Non-Employee Director's stock-based units will be payable only in cash when the Non-Employee Director ceases to serve as a member of the Board of Directors of the Company. These stock-based units are accounting entries only, and do not carry voting or dispositive rights.

The Company offers Non-Employee Directors the right to elect to receive the cash portion of their fees on a deferred basis (i) in the form of cash with interest at a rate equal to the average of the top rates paid by major New York banks on primary new issues of three-month negotiable certificates of deposit as quoted on the last business day of the fiscal quarter, or (ii) in the form of stock-based units, calculated on the basis of the trailing five day average of the closing price of the Company's Common Stock at the end of each fiscal quarter. For fiscal 1998, Dr. Horner elected to receive all of her fees on a deferred basis using the stock based method and Mrs. Sisco elected to receive 50% of her fees on a deferred basis using the stock based method.

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

The Company also maintains a Supplemental Executive Retirement Plan (the "SERP"). The SERP is an unfunded, nonqualified plan under which benefits are paid from the Company's general assets to supplement Retirement Plan benefits and Social Security. Executive, administrative and professional employees (other than those employed as salespersons) with an annual base salary at least equal to a minimum established by the Company ($160,000 as of

[PAGE]

August 1, 1998) are eligible to participate. At normal retirement age (age 65), a participant with 25 or more years of service is entitled to payments under the SERP sufficient to bring his or her combined annual benefit from the Retirement Plan and SERP, computed as a straight life annuity, up to 50% of the participant's highest consecutive 60 month average of annual pensionable earnings, less 60% of his or her estimated annual primary Social Security benefit. If the participant has fewer than 25 years of service, the combined benefit is proportionately reduced. Benefits under the SERP become fully vested after five years of service with the Company.

The following table, which includes benefits under the Retirement Plan and the SERP, shows the estimated annual pension benefits payable to employees in various compensation and years of service categories. The estimated benefits apply to an employee retiring at age 65 in 1998 who elects to receive his or her benefit in the form of a straight life annuity. The amounts actually payable will be lower than the amounts shown below, since such amounts will be reduced by 60% of the participant's estimated primary Social Security benefit.

                                 Estimated Annual Retirement Benefits
                                    Under Retirement Plan and SERP

       Average                              Total Years of Service
   Pensionable
      Earnings           5              10                15            20               25
      --------        -------         -------           -------     ---------        --------

      $300,000        $30,000         $60,000           $90,000     $ 120,000        $150,000

       400,000         40,000          80,000           120,000       160,000         200,000

       500,000         50,000         100,000           150,000       200,000         250,000

       600,000         60,000         120,000           180,000       240,000         300,000

       700,000         70,000         140,000           210,000       280,000         350,000

       800,000         80,000         160,000           240,000       320,000         400,000

       900,000         90,000         180,000           270,000       360,000         450,000

The following table shows the pensionable earnings and credited years of service for the executive officers named in the Summary Compensation Table as of August 1, 1998 and years of service creditable at age 65.

                   Pensionable Earnings
                      for Year Ended            Years of Service(2)
Name                August 1, 1998(1)    at August 1,1998          at Age 65
----                -----------------    ----------------          ---------

R. Smith (3)               --                  --                   --
B. Tansky               $808,000               --(4)                20 (4)
G. Sampson               520,000               --(5)                20 (5)
S. Elkin                 495,000               20                   29
D. Mello                 385,000               17                   15
B. Feiwus                375,000               18                   33
__________

[PAGE]


(1) In computing the combined benefit under the Retirement Plan and SERP, "pensionable earnings" means, with respect to the Retirement Plan, base salary and any bonus and, with respect to the SERP, base salary only. The amounts shown above include base salary only. For the amount of bonus included in pensionable earnings under the Retirement Plan see the Summary Compensation Table in Item 11 above. With respect to both the Retirement Plan and the SERP, deferred base salary and/or deferred bonus amounts are included in benefit calculations.

(2) The years of credited service set forth in the table reflect years of credited service under the Retirement Plan, which is a "career average plan" with no limitation on years of credited service. However, credited service under the SERP may not exceed 25 years.

(3)   Mr. Smith does not participate in the Company's Retirement Plan or SERP.


(4) Under Mr. Tansky's employment agreement with the Company, for purposes of determining his retirement benefits under the SERP, Mr. Tansky will be credited with 5/3 times his years of service with the Company provided (i) he remains continuously employed by the Company until his 65th birthday or (ii) the Company fails to extend his employment beyond January 31, 2000; otherwise, Mr. Tansky's accrued service under the SERP will be calculated in the normal manner. Mr. Tansky is 60 years old.

(5) For purposes of determining Mr. Sampson's retirement benefits under the SERP, Mr. Sampson will be credited with 20/13 times his years of service with the Company provided he remains continuously employed by the Company until his 65th birthday; otherwise, Mr. Sampson's accrued service under the SERP will be calculated in the normal manner. Mr. Sampson is 57 years old.

Employment and Severance Agreements

Burton Tansky

Pursuant to an agreement between Mr. Tansky and the Company, effective February 1997, Mr. Tansky was employed as Chairman and Chief Executive Officer of Neiman Marcus Stores through January 31, 2000. Mr. Tansky also was named Executive Vice President of the Company in February 1998. In the event Mr. Tansky is terminated without cause within 24 months of a change of control of the Company, or if within 24 months of such a change of control Mr. Tansky resigns because he is not permitted to continue in a position comparable in duties and responsibilities to that which he held prior to the change of control, Mr. Tansky will be entitled to receive his then-current base compensation for 18 months. If the Company terminates Mr. Tansky's employment during the term of the Employment Agreement for any reason other than for cause or other than because of his total disability or death, Mr. Tansky will continue to receive his base compensation and benefits until January 31, 2001 or for 18 months following termination, whichever is greater. If the Company determines not to extend Mr. Tansky's employment beyond January 31, 2000, the Company will pay to Mr. Tansky his then-current base compensation through January 31, 2001, which amount will be reduced by any amounts earned by him from other employment between August 1, 2000 and January 31, 2001, and the Company will credit Mr. Tansky with service pursuant to the SERP as if he had remained employed by the Company until age 65.

[PAGE]

Gerald A. Sampson

Pursuant to an agreement between Mr. Sampson and the Company effective September 1998, which replaced a similar agreement dated September 1996, Mr. Sampson is entitled to receive severance payments in the event his employment with the Company is terminated in certain situations. If the Company terminates Mr. Sampson's employment other than for cause or other than due to his total disability or death, Mr. Sampson shall have the right to receive an amount equivalent to one and one-half times his then-current base compensation, payable in 18 monthly installments. Mr. Sampson will also be entitled to receive such payments if his employment is terminated by a successor to the Company within 24 months of a change of control of the Company without cause or other than due to his total disability or death, or if within 24 months of such a change of control Mr. Sampson resigns because he is not permitted to continue in a position comparable in duties and responsibilities to that which he held prior to the change of control. Beginning six months following the date of a covered termination or resignation, all amounts to be paid under such agreement shall be reduced by the amount Mr. Sampson receives as compensation or severance related to other employment. Mr. Sampson has agreed to provide the Company with three months advance notice of his intent to resign from the Company provided that such resignation does not follow a change of control of the Company.

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

[PAGE]


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

                             --------------------
Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, that might incorporate future filings, including this Form 10-K, in whole or in part, the following Compensation Committee Report on Executive Compensation and Stock Performance Graph shall not be deemed to be incorporated by reference into any such filings, nor shall such sections of this Report be deemed to be incorporated into any future filings made by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Compensation Committee Report on Executive Compensation

Introduction

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

Compensation Policies

The principal objectives of the Company's executive compensation program are to (i) reward competitively its executive officers, (ii) attract and retain individuals important to the success of the Company, (iii) provide incentives that will motivate those executives, and (iv) reward the Company's executives for achieving the business objectives of the Company and its operating divisions over both the short and long terms.

[PAGE]

The Committee makes annual and long term incentives a significant component of the Company's executive officers' total compensation. The Committee also increases the variable risk and reward of such incentive compensation in proportion to an executive's level of responsibility in the Company.

Early in each fiscal year, the Committee considers the recommendations of the Chief Executive Officer, which are supported by data generated by the Company's Human Resources Department and/or outside compensation consultants, for each component of compensation of the Company's executive officers. The Committee reviews those recommendations and then approves them or makes such modifications as it deems appropriate.

The principal components of the Company's compensation program are (i) base salary, (ii) annual incentive bonus, and (iii) stock incentives.

      Base Salary.

      For fiscal 1998, base salary was determined with reference both to salary survey information from recognized compensation consulting firms and to each executive officer's level of responsibility, experience and performance. The salary survey data was used to establish benchmark amounts for both base salary and total cash compensation for each executive position. Comparisons were made to a broad range of domestic publicly held "upscale" specialty retailing companies. Because the Company competes for executive talent with a broad range of companies, the Committee did not limit its comparison information for compensation purposes to the companies included in the peer group in the Stock Performance Graph. For fiscal 1998, the Committee generally set its salary and total cash compensation benchmarks (assuming that maximum bonuses would be achieved) for executive officers at the middle range of the comparison group of companies.

      The Committee reviewed in detail the base salary levels for each of the named executive officers of the Company. While the Committee used the benchmarks described above as a reference point, a particular individual's base salary may vary from the benchmark depending upon his or her salary history, experience, individual performance, guidelines established by the Chief Executive Officer with respect to salary increases for the entire Company, and the subjective judgment of the Committee.

      Annual Incentive Bonus.

      The annual incentive bonus program is intended to put substantial amounts of total cash compensation at risk with the intent of focusing the attention of the executives on achieving both the Company's and their division's performance goals and their individual goals, thereby contributing to profitability and building shareholder value. For fiscal 1998 the named executive officers' cash bonus opportunity for performance at the level of meeting the fiscal 1998 budget ranged from 7 1/2% to 11 3/4% of base salary, and increased to a range of 30% to 47% of base salary for performance above the fiscal 1998 budget. For superior performance in excess of the fiscal 1998 budget, cash bonus

      [PAGE]


      opportunities ranged from 60% to 94% of base salary. The determination of annual bonuses for the named executive officers for fiscal 1998 was based principally on (i) the achievement of performance objectives by the operating division for which the executive was responsible, (ii) the individual executive's own performance, and (iii) the Company's overall performance. The divisional performance component of the bonus was determined based on a weighting of several factors, the most important of which was operating earnings before corporate expenses. Other factors included return on net assets for Neiman Marcus Stores and Bergdorf Goodman, and growth in the number of customer accounts for NM Direct. The individual performance goals for each of the Company's named executive officers included the achievement of certain specified tasks.

      Although the bonuses actually awarded to the named executive officers for fiscal 1998 were determined by an assessment of all of these factors, as well as certain subjective factors, had the Company and/or the relevant division fallen sufficiently short of its performance target, there was a presumption that bonuses would not be paid absent special circumstances. Moreover, even if the Company and/or the relevant divisions achieved their respective performance targets, the Committee had the discretion to reduce or eliminate an individual's bonus had an individual fallen short of his or her performance goals.

      In September 1998 the Compensation Committee established the Company's and each division's performance goals for fiscal 1999 and determined the executive officers who should participate in the annual incentive plan for that year and their respective bonus award opportunities. For fiscal 1999 the named executive officers' cash bonus opportunity for performance at the level of meeting the fiscal 1999 budget will range from 7 1/2% to 12 1/2% of base salary, and will increase to a range of 30% to 50% of base salary for performance above the fiscal 1999 budget which would represent a significant improvement over the Company's fiscal 1998 results. For superior performance in excess of the fiscal 1999 budget, cash bonus opportunities will range from 60% to 100% of base salary. If performance is below the fiscal 1999 budget, the Committee may reduce cash bonus awards or not grant them at all.

      Stock Incentives.

      In 1997 the Committee restructured the Company's long term stock incentive program to provide for increased capital accumulation opportunities for executive officers. The Committee's purpose in awarding equity based incentives is to achieve as much as possible an identity of interest between the Company's executives and the long term interest of the stockholders. For fiscal 1998, the principal factors considered in determining which executives (including the named executive officers) were awarded equity based compensation, and in determining the types and amounts of such awards, included salary levels, equity awards granted to executives at competing retail companies, and the performance, experience, and level of responsibility of each executive.

      The Company granted two kinds of equity based incentives in fiscal 1998
      (i) non-qualified stock options, and (ii) performance accelerated

      [PAGE]

      restricted stock. Non-qualified stock options vest over a five year period and terminate 10 years from the date of grant. The restrictions on performance accelerated restricted stock lapse upon the earlier of
      (i) the achievement of specified business objectives (including without limitation improvements in operating earnings and return on net assets) within five years of the date of grant, or (ii) the eighth anniversary of the date of grant.

Compensation of the Chief Executive Officer

During fiscal 1998, Mr. Smith also served as the Chief Executive Officer of Harcourt General, which owns a majority of the outstanding Common Stock of the Company. Mr. Smith received all of his cash and non-cash compensation from Harcourt General and not from the Company. However, pursuant to the Intercompany Services Agreement between the Company and Harcourt General, Harcourt General provides certain management and other corporate services to the Company, including the services of Mr. Smith as Chief Executive Officer. During fiscal 1998, the Company paid or accrued approximately $5.4 million to Harcourt General for all of its services under the Intercompany Services Agreement, of which approximately $448,000 was attributable to Mr. Smith's services. While the Special Review Committee of the Company reviews each year the appropriateness of the charges by Harcourt General to the Company under the Intercompany Services Agreement, neither this Committee nor the Special Review Committee plays any role in determining the compensation that Mr. Smith or any other executive officer of Harcourt General receives from Harcourt General.

Compliance with the Internal Revenue Code

The Internal Revenue Code (the "Code") generally disallows a tax deduction to public companies for compensation in excess of $1 million per year which is not "performance based" paid to each of the executive officers named in the Summary Compensation Table. During fiscal 1997, the Committee, the Board of Directors and the stockholders of the Company approved The Neiman Marcus Group 1997 Incentive Plan. This Plan allows the Committee to continue to award stock incentives and cash bonuses based on objective criteria. It is expected that the stock incentives and cash bonuses awarded under the Plan will be characterized as "performance based" compensation and therefore will be fully deductible by the Company. The Company expects that the executive officers of the Company will agree to defer income in fiscal 1998 and future years if and to the extent that their compensation is not deductible by the Company under the Code. The Committee will continue to monitor the requirements of the Code to determine what actions should be taken by the Company in order to preserve the tax deduction for executive compensation to the maximum extent, consistent with the Company's continuing goals of providing the executives of the Company with appropriate incentives and rewards for their performance.

                                                COMPENSATION COMMITTEE
                                                Walter J. Salmon, Chairman
                                                Matina S. Horner
                                                Vincent M. O'Reilly
                                                Jean Head Sisco

[PAGE]

                            Stock Performance Graph

The following graph compares the total cumulative return over five years on the Company's Common Stock to the total cumulative return over the same period of the common stocks of companies in (i) the Standard & Poor's 500 Index, and
(ii) a peer group index consisting of Tiffany & Co., Nordstrom, Inc., and Saks Holdings, Inc. ("SHI"). The graph assumes that the value of the investment in the Company's Common Stock and each index was $100 at July 31, 1993, and that all dividends were reinvested. SHI, which began trading on the NYSE on May 22, 1996 and accordingly is included in the peer group index commencing as of the end of the Company's 1996 fiscal year, ceased trading on September 17, 1998 upon the completion of the merger of SHI and Proffitt's, Inc. (now known as Saks Incorporated). For comparative purposes, the value of an investment in SHI as of May 22, 1996 is set at an amount equal to the average of the cumulative total returns of the other members of the peer group index as of that same date ($165.46). The common stocks of the companies in the peer group index have been weighted annually at the beginning of each fiscal year to reflect relative stock market capitalization. The comparisons provided in this graph are not intended to be indicative of possible future performance of the Company's stock.

                              July 31, 1993  July 30, 1994  July 29, 1995  August 3, 1996   August 2, 1997  August 1, 1998
                              -------------  -------------  -------------  --------------   --------------  --------------
The Neiman Marcus Group, Inc.    $100.00        $106.51        $108.16         $189.06          $196.54        $232.15
S&P 500 Index                    $100.00        $104.73        $107.39         $129.28          $194.31        $233.36
Peer Index                       $100.00        $154.07        $146.83         $165.46          $199.35        $226.81



                                         --------------------


[PAGE]

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of October 15, 1998, with respect to the beneficial ownership of the Common Stock by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each executive officer named in the Summary Compensation Table; (iii) each director of the Company; and (iv) all directors and current executive officers of the Company as a group.


                                                      Number            Percent
                                                      of Shares        of Common
        Name of Beneficial Owner                      Owned (1)          Stock
        ------------------------                      ---------        ---------

Harcourt General, Inc. (2)                            26,429,502         54.0%
27 Boylston Street
Chestnut Hill, MA  02467

Gabelli Funds, Inc. (3)                                 4,475,500         9.1%
One Corporate Center
Rye, NY 10580

PRIMECAP Management Company (4)                         4,069,100         8.3%
225 South Lake Avenue
Pasadena, CA  91101

Neuberger & Berman, LLC (5)                             3,050,850         6.2%
605 Third Avenue
New York, NY  10158

Burton M. Tansky (6)                                      134,940          *

Gerald A. Sampson (7)                                      65,038          *

Stephen Elkin (8)                                          82,697          *

Dawn Mello (9)                                             19,963          *

Bernie Feiwus (10)                                         32,155          *

Matina S. Horner (11)                                       1,591          *

Vincent M. O'Reilly (11)                                      946          *

Walter J. Salmon (11)                                      10,088          *

Jean Head Sisco (11)                                        2,095          *

Richard A. Smith (2) (12)                                      --          *

Robert A. Smith (2) (12)                                       --          *

Brian J. Knez (2) (12)                                         --          *

John R. Cook                                                   --          *

All current executive officers and directors as a
   group (19  persons)(13)                                357,046          *
__________

* Less than 1%.

(1) Unless otherwise indicated in the following footnotes, each stockholder referred to above has sole voting and dispositive power with respect to the shares listed.

(2) Richard A. Smith, Chairman and Chief Executive Officer of the Company and of Harcourt General, his sister, Nancy L. Marks, and certain members of their families (including Robert A. Smith, President and Chief Operating Officer and a director of the Company and President and Co-Chief Operating Officer of Harcourt General, and Brian J. Knez, a director of the Company and President and Co-Chief Operating Officer of Harcourt General) may be regarded as controlling persons of Harcourt General, and therefore of the Company. The shares of Harcourt General Class B Stock and Harcourt General Common Stock

[PAGE]

      beneficially owned by or for the benefit of the Smith family constitute approximately 28% of the aggregate number of outstanding equity securities of Harcourt General. Each share of Harcourt General voting stock entitles the holder thereof to one vote on all matters submitted to Harcourt General's stockholders, except that each share of Harcourt General Class
      B Stock (virtually all of which is owned by the Smith family) entitles the holder thereof to ten votes on the election of directors at any Harcourt General stockholders' meeting under certain circumstances. Accordingly, as to any elections in which the Harcourt General Class B Stock would carry ten votes per share at a Harcourt General stockholders' meeting, the Smith family would have approximately 80% of the combined voting power of the Harcourt General voting securities.


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

(3) The information reported is based on a Schedule 13D dated August 18, 1997 filed with the Securities and Exchange Commission (the
      "Commission") by the Gabelli Funds, Inc. and its affiliates
      (collectively, the "Gabelli Affiliates"). The Gabelli Affiliates have sole voting power with respect to 4,372,500 shares and sole dispositive power with respect to all of the shares reported in the table.

(4) The information reported is as of August 31, 1998 and was provided to the Company by PRIMECAP Management Company ("PMC"). Of the shares attributed to PMC, PMC has sole voting and sole dispositive power over 939,100 shares. PMC has shared dispositive power over 3,130,000 shares attributed to Vanguard/PRIMECAP Fund, Inc.

(5) The information reported is based on a Schedule 13G dated February 10, 1998 filed with the Commission by Neuberger & Berman, LLC. Neuberger & Berman, LLC has sole voting power with respect to 880,450 shares reported in the table, and does not have sole dispositive power over any of the shares reported in the table.

(6) Includes 89,540 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 15, 1998. Also includes 21,900 shares of restricted stock over which Mr. Tansky has voting but not dispositive power.

(7) Includes 21,720 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 15, 1998. Also includes 9,600 shares of restricted stock over which Mr. Sampson has voting but not dispositive power.

(8) Includes 56,420 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 15, 1998. Also includes 11,600 shares of restricted stock over which Mr. Elkin has voting but not dispositive power. Also includes 7,533 shares of Common Stock allocated to Mr. Elkin under the Company's Employee Savings Plan ("ESP") as to which Mr. Elkin shares voting power with the trustee of the ESP.

(9) Includes 5,540 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 15, 1998. Also includes 5,200 shares of restricted stock over which Ms. Mello has voting but not dispositive power.

(10) Includes 22,820 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 15, 1998. Also includes 7,800 shares of restricted stock over which Mr. Feiwus has voting but not dispositive power. Also includes 535 shares of Common Stock allocated to Mr. Feiwus under the ESP as to which Mr. Feiwus shares voting power with the trustee of the ESP.

[PAGE]

(11) Dr. Horner, Mr. O'Reilly, Professor Salmon and Mrs. Sisco hold, respectively, 1,591, 146, 146, and 961 Common Stock based units which are included in the table. These directors do not have voting or dispositive power with respect to these Common Stock based units. For additional information concerning these Common Stock based units, see "Directors' Compensation."

(12) The members of the Board of Directors of Harcourt General, including Richard A. Smith, Robert A. Smith, and Brian J. Knez, may be deemed to be the beneficial owners of the securities of the Company owned by Harcourt General. However, this information should not be deemed to be an admission that any such person or group is the beneficial owner of such securities.

(13) Excludes the beneficial ownership of securities of the Company which may be deemed to be attributed to Richard A. Smith, Robert A. Smith, and Brian J. Knez (see Notes 2 and 12 above). Includes (i) 196,040 shares of Common Stock which are subject to outstanding options exercisable within 60 days of October 15, 1998, (ii) 56,100 shares of restricted stock over which individuals in the group have voting but not dispositive power, (iii) 8,068 shares of Common Stock allocated to individuals in the group under the ESP as to which such individuals share voting power with the trustee of the ESP, and (iv) the 2,844 Common Stock based units referred to in Note 11 above.

                   [Remainder of Page Intentionally Left Blank]

[PAGE]

Item 13.    Certain Relationships and Related Transactions

Transactions with Principal Stockholder - Intercompany Services Agreement

See Note 1 to the Summary Compensation Table in Item 11 above.

Transactions with Officers

During fiscal 1998 and through October 15, 1998, Messrs. Tansky, Sampson,
Elkin and Feiwus had outstanding loans under the Company's Key Executive Stock Purchase Loan Plan (the "Loan Plan") in the respective maximum aggregate principal amounts of $367,595, $536,589, $160,306, and $193,315. At August 1,
1998, the outstanding amounts of such loans were as follows: Mr. Tansky - $0; Mr. Sampson - $457,894; Mr. Elkin - $116,487; and Mr. Feiwus - $0. In accordance with the provisions of the Loan Plan, these loans were used to acquire shares of Common Stock either in the open market or pursuant to stock option exercises and to discharge certain tax liabilities incurred in connection with the release of restrictions on previous grants of restricted Common Stock. The loans are secured by a pledge of the purchased shares and bear interest at an annual rate of five percent, payable quarterly. Pursuant to the terms of the Loan Plan, each executive officer's loan will become due and payable seven months after his employment with the Company terminates. No other officer of the Company had outstanding loans under the Loan Plan in excess of $60,000 during fiscal 1998 or subsequent thereto.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

14(a)(1)    Consolidated Financial Statements

The documents listed below are incorporated herein by reference to the 1998 Annual Report, and are incorporated herein by reference into Item 8 hereof:

      Consolidated Balance Sheets -August 1, 1998 and August 2, 1997.

      Consolidated Statements of Earnings for the fiscal years ended August 1, 1998, August 2, 1997, and August 3, 1996.

      Consolidated Statements of Cash Flows for the fiscal years ended August 1, 1998, August 2, 1997, and August 3, 1996.

      Consolidated Statements of Common Shareholders' Equity for the fiscal years ended August 1, 1998, August 2, 1997, and August 3, 1996.

      Notes to Consolidated Financial Statements.

      Independent Auditors' Report.

[PAGE]

14(a)(2)    Consolidated Financial Statement Schedules

The document and schedule listed below are filed as part of this Form 10-K:

           Document/Schedule                                    Page in
           -----------------                                   Form 10-K
                                                               ---------

           Independent Auditors' Report                           F-1
           on Consolidated Financial Statement Schedule

           Schedule II - Valuation and Qualifying                 F-2
           Accounts and Reserves

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

14(b)       Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended August 1, 1998.

[PAGE]

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Shareholders of The Neiman Marcus Group, Inc.
Chestnut Hill, MA


We have audited the consolidated financial statements of The Neiman Marcus Group, Inc. and subsidiaries as of August 1, 1998 and August 2, 1997, and for each of the three fiscal years in the period ended August 1, 1998, and have issued our report thereon dated August 27, 1998; such financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Neiman Marcus Group, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP


Boston, Massachusetts
August 27, 1998

[PAGE]

                                       THE NEIMAN MARCUS GROUP, INC.                    SCHEDULE II

                              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                        THREE YEARS ENDED AUGUST 1, 1998
                                                 (In thousands)


           COLUMN A                   COLUMN B       COLUMN C   COLUMN D    COLUMN E

                                                           Additions
                                                      ___________________
                                                               Charged to
                                     Balance at      Charged to   Other                  Balance at
                                     Beginning       Costs and Accounts -  Deductions -      End
      Description                    of Period        Expenses                 (A)        of Period
________________________________________________________________________________________________

YEAR ENDED AUGUST 1, 1998

Allowance for doubtful accounts       $1,700           2,771       -          2,671           $1,800
(deducted from accounts receivable)


YEAR ENDED AUGUST  2, 1997

Allowance for doubtful accounts       $1,300           2,815       -          2,415           $1,700
(deducted from accounts receivable)


YEAR ENDED AUGUST 3, 1996

Allowance for doubtful accounts
(deducted from accounts receivable)   $1,512           2,385       -          2,597           $1,300


(A) Write-off of uncollectible accounts net of recoveries.



[PAGE]


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE NEIMAN MARCUS GROUP, INC.


                              By:    /s/ Richard A. Smith
                                     Richard A. Smith
                                     Chairman and Chief Executive Officer

Dated: October 28, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature                     Title                      Date

Principal Executive Officer:

 /s/ Richard A. Smith         Chairman and Chief         October 28, 1998
Richard A. Smith              Executive Officer


Principal Financial Officer:



 /s/ John R. Cook            Senior Vice President and   October 28, 1998
John R. Cook                 Chief Financial Officer



Principal Accounting Officer:

 /s/ Catherine N. Janowski   Vice President and         October 28, 1998
Catherine N. Janowski        Controller

[PAGE]


Directors:



 /s/ Richard A. Smith                                     October 28, 1998
Richard A. Smith


 /s/ Matina S. Horner                                     October 28, 1998
Matina S. Horner


 /s/ Vincent M. O'Reilly                                  October 23, 1998
Vincent M. O'Reilly


 /s/ Walter J. Salmon                                     October 28, 1998
Walter J. Salmon


 /s/ Jean Head Sisco                                      October 28, 1998
Jean Head Sisco


 /s/ Robert A. Smith                                      October 28, 1998
Robert A. Smith


 /s/ Brian J. Knez                                        October 28, 1998
Brian J. Knez


 /s/ John R. Cook                                         October 28, 1998
John R. Cook

[PAGE]


                                 EXHIBIT INDEX


3.1 (a) Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998.

3.2 By-Laws of the Company, as amended, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 1, 1992.

4.1 Indenture, dated as of May 27, 1988, between the Company and The Bank of New York, as trustee (the "Indenture").

4.2 Form of 6.65% Senior Note Due 2008, dated May 27, 1998, issued by the Company pursuant to the Indenture.

4.3 Form of 7.125% Senior Note Due 2008, dated May 27, 1998, issued by the Company pursuant to the Indenture.

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

[PAGE]

*10.5 Termination and Change of Control Agreement between the Company and Gerald A. Sampson dated September 17, 1998.

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

*10.9 Key Executive Stock Purchase Loan Plan, as amended, incorporated. herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 1997.

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

[PAGE]


*10.14 Deferred Compensation Plan For Non-Employee Directors, as amended.

10.15 Credit Agreement dated as of October 29, 1997 among the Company, the Banks parties thereto, Bank of America National Trust and Savings Association, as Syndication Agent, The Chase Manhattan Bank, as Documentation Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997.

10.16 Receivables Purchase Agreement, dated as of March 1, 1995, between the Company and Neiman Marcus Funding Corporation, incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-3 of Neiman Marcus Group Credit Card Master Trust dated March 3,1995 (Registration No. 33-88098).

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

10.19       Exchange and Repurchase Agreement between The Neiman Marcus
            Group, Inc. and Harcourt General, Inc., incorporated herein by Reference to Exhibit 10.1 to Registration Statement on Form S-3 of The Neiman Marcus Group, Inc. dated October 10, 1996 (Registration No. 333-11721).

13.1 The following sections of the 1998 Annual Report to Shareholders ("1998 Annual Report") which are expressly incorporated by reference into this Annual Report on Form 10-K:

[PAGE]

                  Management's Discussion and Analysis of Financial Condition and Results of Operations at pages 23 through 27 of the 1998 Annual Report.

                  Consolidated Financial Statements and the Notes thereto at pages 28 through 43 of the 1998 Annual Report.

                  Independent Auditors' Report at page 44 of the 1998 Annual Report.

                  The information appearing under the caption "Selected Financial Data" on page 45 of the 1998 Annual Report.

                  The information appearing under the captions "Stock Information" and "Shares Outstanding" on page 47 of the 1998 Annual Report.

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