Form 10-Q
period 1998-10-31
NEIMAN MARCUS GROUP INC
filed 1998-12-15
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




   For the Quarter Ended                     October 31, 1998


   Commission File Number                         1-9659



                          THE NEIMAN MARCUS GROUP, INC.
              (Exact name of registrant as specified in its charter)




            Delaware                                           95-4119509
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)



    27 Boylston Street,  Chestnut Hill, MA                            02467
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


            YES   X           NO


As of December 4, 1998, there were 49,003,455 outstanding shares of the issuer's common stock, $.01 par value.

[PAGE]

                         THE NEIMAN MARCUS GROUP, INC.



                                   I N D E X




Part I.     Financial Information                                  Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of October 31, 1998,
             August 1, 1998 and November 1, 1997                              1

            Condensed Consolidated Statements of Earnings for the Thirteen
              Weeks ended October 31, 1998 and November 1, 1997               2

            Condensed Consolidated Statements of Cash Flows for the Thirteen
              Weeks Ended October 31, 1998 and November 1, 1997               3

            Notes to Condensed Consolidated Financial Statements             4-5

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      6-7




Part II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K                                  8


Signatures                                                                    9



Exhibit 27.1                                                                 10

[PAGE]

                                     THE NEIMAN MARCUS GROUP, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)


(In thousands)
                                        October 31,       August 1,   November 1,
                                               1998            1998          1997
                                        -----------     -----------   -----------
Assets
Current assets:
  Cash and equivalents                  $    24,661     $    56,644   $    18,537
  Undivided interests in NMG
    Credit Card Master Trust                180,504         138,867       177,268
  Accounts receivable, net                   59,592          53,571        64,692
  Merchandise inventories                   646,176         499,068       569,733
  Deferred income taxes                      24,058          24,058        19,049
  Other current assets                       53,733          61,188        47,531
                                        -----------     -----------   -----------

    Total current assets                    988,724         833,396       896,810

Property and equipment, net                 494,974         479,256       457,952

Other assets                                123,577         125,140        97,218
                                        -----------     -----------   -----------

    Total assets                        $ 1,607,275     $ 1,437,792   $ 1,451,980
                                        ===========     ===========   ===========

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities
    of long-term liabilities            $     5,973     $     5,963   $    71,466
  Accounts payable                          211,826         201,490       207,643
  Accrued liabilities                       206,688         180,809       183,885
                                        -----------     -----------   -----------

    Total current liabilities               424,487         388,262       462,994

Long-term liabilities:
  Notes and debentures                      409,622         284,617       300,000
  Other long-term liabilities                69,477          71,083        69,735
                                        -----------     -----------   -----------
                                            479,099         355,700       369,735
                                        -----------     -----------   -----------

  Deferred income taxes                      37,139          37,139        31,902


Common stock                                    490             498           499
Additional paid-in capital                  466,200         481,295       485,686
Retained earnings                           199,860         174,898       101,164
                                        -----------     -----------   -----------


Total liabilities and shareholders'
  equity                                $ 1,607,275     $ 1,437,792   $ 1,451,980
                                        ===========     ===========   ===========






   See Notes to Condensed Consolidated Financial Statements.

[PAGE]

                                     THE NEIMAN MARCUS GROUP, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)


(In thousands except for                                    Thirteen Weeks Ended
per share data)                                           October 31,    November 1,
                                                                 1998           1997
                                                          -----------    -----------

Revenues                                                  $   587,113    $   580,499
Cost of goods sold including buying and
  occupancy costs                                             384,888        376,127
Selling, general and administrative expenses                  151,886        141,183
Corporate expenses                                              3,281          3,138
                                                          -----------    -----------

Operating earnings                                             47,058         60,051

Interest expense                                               (6,136)        (5,729)
                                                          -----------    -----------

Earnings before income taxes                                   40,922         54,322
Income taxes                                                  (15,960)       (21,729)
                                                          -----------    -----------

Net earnings                                              $    24,962    $    32,593
                                                          ===========    ===========


Weighted average number
  of common and common
  equivalent shares
  outstanding:

  Basic                                                         49,460        49,905
                                                          ============   ===========
  Diluted                                                       49,574        50,096
                                                          ============   ===========

Earnings per share:

  Basic                                                   $       .50    $       .65
                                                          ===========    ===========
  Diluted                                                 $       .50    $       .65
                                                          ===========    ===========










   See Notes to Condensed Consolidated Financial Statements.

[PAGE]

                                     THE NEIMAN MARCUS GROUP, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


(In thousands)                                               Thirteen Weeks Ended
                                                          --------------------------
                                                          October 31,    November 1,
                                                                 1998           1997
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                             $    24,962    $    32,593
 Adjustments to reconcile net earnings
    to net cash provided by operating activities:
      Depreciation and amortization                            16,136         15,747
      Other items                                                 202          1,692
      Changes in current assets and liabilities:
         Accounts receivable                                   (6,021)        (9,651)
         Merchandise inventories                             (147,108)      (109,321)
         Other current assets                                   7,455          6,808
         Accounts payable and
           accrued liabilities                                 34,623         68,846
                                                          -----------     ----------

Net cash (used for) provided by operating
  activities                                                  (69,751)         6,714
                                                          -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                        (30,492)       (18,767)
  Purchases of held-to-maturity securities                   (160,652)      (164,817)
  Maturities of held-to-maturity securities                   119,015        115,890
                                                          -----------     ----------

Net cash used for investing activities                        (72,129)       (67,694)
                                                          -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                    125,000         62,656
  Repurchase of common stock                                  (15,356)           -
  Other financing activities                                      253            -
                                                          -----------     ----------

Net cash provided by financing activities                     109,897         62,656
                                                          -----------     ----------

CASH AND EQUIVALENTS
  Increase (decrease) during the period                       (31,983)         1,676
  Beginning balance                                            56,644         16,861
                                                           ----------     ----------
  Ending balance                                          $    24,661    $    18,537
                                                          ===========    ===========













See Notes to Condensed Consolidated Financial Statements.

[PAGE]
                            THE NEIMAN MARCUS GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of presentation
     ---------------------
     The Condensed Consolidated Financial Statements of The Neiman Marcus Group, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The retail industry is seasonal in nature, and the results of operations for these periods historically have not been indicative of the results for a full year.

2.   Merchandise inventories
     -----------------------
     Inventories are stated at the lower of cost or market. Substantially all of the Company's inventories are valued using the retail method on the last-in, first-out (LIFO) basis. While the Company believes that the LIFO method provides a better matching of costs and revenues, some specialty retailers use the first-in, first-out (FIFO) method. Accordingly, the Company has provided the following data for comparative purposes.

     If the FIFO method of inventory valuation had been used to value all inventories, merchandise inventories would have been higher than reported by $15.5 million at October 31, 1998, $14.5 million at August 1, 1998 and $17.0 million at November 1, 1997. The FIFO method would have increased net earnings by $.6 million and $1.2 million during the thirteen weeks ended October 31, 1998 and November 1, 1997, respectively.

3.   Stock repurchase program
     ------------------------
     In December 1997, the Board of Directors of the Company authorized the repurchase of up to one million shares of common stock in the open market. In September 1998, the Company's Board of Directors authorized an increase in the stock repurchase program to 1.5 million shares.

     During the thirteen weeks ended October 31, 1998, the Company repurchased 827,000 shares at an average price of $18.57 per share. At October 31, 1998 there were 512,900 shares remaining under this program.

4.   Earnings per share
     ------------------
     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," the weighted average shares used in computing basic and diluted earnings per share (EPS) are as presented in the table below. No adjustments were made to net earnings for the computations of basic and diluted EPS during the periods presented.

     Options to purchase 430,850 and 438,350 shares of common stock were not included in the computation of diluted EPS for the thirteen weeks ended October 31, 1998 and November 1, 1997, respectively, because the exercise price of those options was greater than the average market price of the common shares.

    [PAGE]

                                   THE NEIMAN MARCUS GROUP, INC.
                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              (UNAUDITED)

4.   Earnings per share (continued)
     ------------------
     (In thousands of shares)                                 Thirteen Weeks Ended
                                                           --------------------------
                                                           October 31,    November 1,
                                                                  1998           1997
                                                           -----------    -----------
     Shares for computation
       of basic EPS                                             49,460         49,905
     Effect of assumed
       option exercises                                            114            191
                                                           -----------    -----------
     Shares for computation
       of diluted EPS                                           49,574         50,096
                                                           ===========    ===========


                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of  Operations for the Thirteen Weeks  Ended October 31, 1998 Compared
------------------------------------------------------------------------------
with the Thirteen Weeks Ended November 1, 1997
----------------------------------------------

Revenues in the thirteen weeks ended October 31, 1998 increased $6.6 million or 1.1% over revenues in the thirteen weeks ended November 1, 1997. The increase in revenues was primarily attributable to sales from Chef's Catalog, acquired in January 1998, and the new Neiman Marcus store in Hawaii. Total comparable sales for the Company decreased 2.3%. Comparable sales decreased 1.7% at Neiman Marcus Stores, 7.4% at Bergdorf Goodman and 1.1% at NM Direct.

Cost of goods sold including buying and occupancy costs increased $8.8 million or 2.3% to $384.9 million compared to the same period last year, primarily due to increased sales. As a percentage of revenues, cost of goods sold increased to 65.6% from 64.8% in the prior year, due primarily to lower overall comparable sales and, to a lesser extent, to lower margins on sales by Chef's Catalog, acquired in January 1998, and higher markdowns at Bergdorf Goodman.

Selling, general and administrative expenses increased 7.5% to $151.8 million from $141.2 million in 1997. As a percentage of revenues, selling, general and administrative expenses increased to 25.9% from 24.3% in the prior year. The increase is primarily attributable to lower overall comparable sales, pre-opening costs incurred in the period and, to a lesser extent, higher selling and sales promotion expenses.

Interest expense increased 7.1% to $6.1 million in the thirteen weeks ended October 31, 1998 from $5.7 million in the prior year. The increase resulted from a higher effective interest rate on borrowings resulting from the issuance of fixed rate debt in May 1998, as well as higher average outstanding borrowings.

Changes in Financial Condition and Liquidity Since August 1, 1998
-----------------------------------------------------------------

During the thirteen weeks ended October 31, 1998, the Company financed its working capital needs and capital expenditures primarily with cash from its revolving credit facility. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Condensed Consolidated Statements of Cash Flows.

Net cash used for operating activities was $69.8 million during the first thirteen weeks of fiscal 1999. The primary items affecting working capital were increases in merchandise inventories of $147.1 million and accounts payable and accrued liabilities of $34.6 million. The seasonal increases in inventories and accounts payable are primarily due to the upcoming holiday selling season.

Capital expenditures were $30.5 million during the thirteen week period ended October 31, 1998 as compared to $18.8 million in the prior year period. The Company purchased a building adjacent to its Neiman Marcus store on Union Square in San Francisco for a future expansion of this store. Capital expenditures also include existing store renovations and completion of the construction of the new Neiman Marcus store in Honolulu, Hawaii. Capital expenditures are expected to approximate $120.0 million during fiscal 1999.

The Company increased its bank borrowings by $125.0 million since August 1, 1998. At October 31, 1998 the Company had $490 million available under its revolving credit facility. Additionally the Company repurchased 827,000 shares of its common stock during the thirteen weeks ended October 31, 1998 at an average price of $18.57 per share. The Company believes that it will have sufficient resources to fund its planned capital expenditures and its operating requirements.

                         THE NEIMAN MARCUS GROUP, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Year 2000 Date Conversion
-------------------------

The Company has completed its assessment of its hardware and software systems, including the embedded systems in the Company's buildings, property and equipment, and is implementing plans to ensure that the operations of such systems will not be adversely affected by the Year 2000 date change.

The Company is presently in the process of renovating non-compliant systems and implementing converted and replaced systems for substantially all of its hardware and software systems. The Company estimates that its efforts to make these systems Year 2000 compliant are approximately 75% complete, with substantial completion of the Year 2000 project currently anticipated for February 1999.

The Company has established an ongoing program to communicate with its significant suppliers and vendors to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to rectify their own Year 2000 issues. Based on response to the Company's inquiries, the Company has identified those suppliers and vendors most at risk for failing to achieve Year 2000 compliance on a timely basis and is monitoring their continuing progress. The Company is not presently aware of any significant exposure arising from potential third party failures. However, there can be no assurance that the systems of other companies on which the Company's systems or operations rely will be timely converted or that any failure of such parties to achieve Year 2000 compliance would not have an adverse effect on the Company's results of operations.

The Company has engaged both internal and external resources to assess, reprogram, test and implement its systems for Year 2000 compliance. Based on management's current estimates, the costs of Year 2000 remediation, including system renovation, modifications and enhancements, which have been and will be expensed as incurred, are not expected to be material to the results of operations or the financial position of the Company. Additionally, such expenditures have not adversely affected the Company's ability to continue its investment in new technology in connection with its ongoing systems development plans.

Management presently believes the Company's most reasonably likely worst case Year 2000 scenario could arise from a business interruption caused by governmental agencies, utility companies, telecommunication service companies, shipping companies or other service providers outside the Company's control. There can be no assurance that such providers will not suffer business interruption caused by a Year 2000 issue. Such an interruption could have a material adverse effect on the Company's results of operations.

The Company is in the process of developing a contingency plan for continuing operations in the event of Year 2000 failures, and the current target for completing that plan is December 1998.

Forward-looking Statements
--------------------------

Statements in this report referring to the expected future plans and performance of the Company are forward-looking statements. Actual future results may differ materially from such statements. Factors that could affect future performance include, but are not limited to: changes in economic conditions or consumer confidence; changes in consumer preferences or fashion trends; delays in anticipated store openings; adverse weather conditions, particularly during peak selling seasons; changes in demographic or retail environments; competitive influences; failure of the Company or third parties to be Year 2000 compliant; significant increases in paper, printing and postage costs; and changes in the Company's relationships with designers and other resources.

                                    PART II






Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)   Exhibits.
                --------

          27.1  Financial data schedule.

          (b)   Reports on Form 8-K.
                -------------------

                The Company did not file any reports on Form 8-K during the thirteen week period ended October 31, 1998.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         THE NEIMAN MARCUS GROUP, INC.


Signature                  Title                          Date

Principal Financial        Senior Vice President and      December 11, 1998
Officer:                   Chief Financial Officer



/s/ John R. Cook




Principal Accounting       Vice President and Controller  December 11, 1998
Officer:



/s/ Catherine N. Janowski
Catherine N. Janowski