Form 10-Q
period 1999-01-30
NEIMAN MARCUS GROUP INC
filed 1999-03-15
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                       January 30, 1999

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


            YES   X           NO


As of March 8, 1999, there were 49,009,914 outstanding shares of the issuer's common stock, $.01 per value.

                         THE NEIMAN MARCUS GROUP, INC.



                                   I N D E X




Part I.    Financial Information                                  Page Number

  Item 1.  Condensed Consolidated Balance Sheets as of
             January 30, 1999, August 1, 1998 and January 31, 1998      1

           Condensed Consolidated Statements of Earnings
             for the Twenty-Six and Thirteen Weeks Ended
             January 30, 1999 and January 31, 1998                      2

           Condensed Consolidated Statements of Cash Flows
             for the Twenty-Six Weeks Ended January 30, 1999
             and January 31, 1998                                       3

           Notes to Condensed Consolidated Financial Statements         4-5

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        6-8




Part II.   Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders          9

  Item 6.  Exhibits and Reports on Form 8-K                             10



Signatures                                                              11



Exhibit 27.1                                                            12


                         THE NEIMAN MARCUS GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                        January 30,     August 1, January 31,
(In thousands)                                 1999          1998       1998
                                        -----------    ---------- ----------
Assets
Current assets:
  Cash and equivalents                   $   80,600   $   56,644  $   22,916
  Undivided interests in
    NMG Credit Card Master Trust            203,282      138,867     200,159
  Accounts receivable, net                   58,914       53,571      59,389
  Merchandise inventories                   495,810      499,068     444,355
  Deferred income taxes                      24,058       24,058      19,049
  Other current assets                       60,229       61,188      70,885
                                        -----------   ---------- -----------
    Total current assets                    922,893      833,396     816,753

Property and equipment, net                 505,456      479,256     461,884

Other assets                                123,973      125,140     124,691
                                        -----------  ----------- -----------

    Total assets                         $1,552,322   $1,437,792  $1,403,328
                                        ===========  =========== ===========
Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities
    of long-term liabilities              $   5,932    $   5,963     $ 5,874
  Accounts payable                          186,920      201,490     180,060
  Accrued liabilities                       209,099      180,809     173,256
                                        -----------  ----------- -----------

    Total current liabilities               401,951      388,262     359,190
                                        -----------  ----------- -----------

Long-term liabilities:
  Notes and debentures                      344,628      284,617     325,000
  Other long-term liabilities                70,147       71,083      70,946
  Deferred income taxes                      37,139       37,139      31,902
                                        -----------  ----------- -----------

    Total long-term liabilities             451,914      392,839     427,848
                                        -----------  ----------- -----------

Minority interest                             1,098            -           -

Shareholders' equity:

Common stock                                    490          498         498
Additional paid-in capital                  466,412      481,295     481,098
Retained earnings                           230,457      174,898     134,694
                                        -----------  ----------- -----------

Total liabilities and shareholders'
  equity                                 $1,552,322   $1,437,792  $1,403,328
                                        ===========  ============ ==========

See Notes to Condensed Consolidated Financial Statements.

                                     THE NEIMAN MARCUS GROUP, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)


(In thousands except            Twenty-Six Weeks Ended    Thirteen Weeks Ended
                               -----------------------   ------------------------
 for per share amounts)        January 30,  January 31,  January 30,  January 31,
                                      1999         1998         1999         1998
                               -----------  -----------  -----------  -----------

Revenues                        $1,376,267   $1,288,886     $789,154    $ 708,387
Cost of goods sold including
  buying and occupancy costs       932,642      863,160      547,754      487,033
Selling, general and
  administrative expenses          332,981      297,010      181,095      155,827
Corporate expenses                   6,973        6,695        3,692        3,557
                               -----------  -----------  -----------  -----------

Operating earnings                 103,671      122,021       56,613       61,970

Interest expense                    13,135       11,816        6,999        6,087
                               -----------   ----------  -----------   ----------

Earnings before income taxes
    and minority interest           90,536      110,205       49,614       55,883

Income taxes                        35,309       44,082       19,349       22,353
                               -----------  -----------  -----------  -----------

Earnings before minority
    interest                        55,227       66,123       30,265       33,530

Minority interest in net loss
    of subsidiary                      332            -          332            -
                               -----------  -----------  -----------  -----------

Net earnings                       $55,559      $66,123      $30,597      $33,530
                               ===========  ===========  ===========  ===========


Weighted average number of
    common and common equivalent
    shares outstanding:

    Basic                           49,233       49,833       49,006      49,809
                               ===========  ===========  ===========  ===========
    Diluted                         49,347       49,995       49,108      49,963
                               ===========  ===========  ===========  ===========
Earnings per share:

    Basic                        $    1.13     $   1.33       $  .62     $   .67
                               ===========  ===========  ===========  ===========
    Diluted                      $    1.13     $   1.32       $  .62     $   .67
                               ===========  ===========  ===========  ===========










   See Notes to Condensed Consolidated Financial Statements.


                                     THE NEIMAN MARCUS GROUP, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


(In thousands)                                  Twenty-Six Weeks Ended
                                                ----------------------
                                               January 30,  January 31,
                                                      1999         1998
                                               -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                     $55,559     $ 66,123
  Adjustments to reconcile net earnings
    to net cash provided by
      operating activities:
      Depreciation and amortization                 32,893       31,404
      Minority interest                               (332)           -
      Other items                                    3,677        3,411
      Changes in current assets and liabilities:
        Accounts receivable                         (4,239)      (3,387)
        Merchandise inventories                      4,126       21,707
        Other current assets                           973      (13,682)
        Accounts payable and
          accrued liabilities                        9,283       19,632
                                                ----------   ----------

Net cash provided by operating activities          101,940      125,208
                                                ----------   ----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                             (55,900)     (36,641)
  Acquisition of Chef's Catalog                          -      (31,000)
  Acquisition of Gurwitch Bristow Products, net
    of cash acquired                                (2,778)           -
  Purchases of held-to-maturity securities        (397,009)    (272,094)
  Maturities of held-to-maturity securities        332,594      200,276
                                                ----------   ----------

Net cash used by investing activities             (123,093)    (139,459)
                                                ----------   ----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                          60,000       25,000
  Repurchase of common stock                       (15,356)      (4,694)
  Other financing activities                           465            -
                                                ----------   ----------

Net cash provided by financing activities           45,109       20,306
                                                ----------   ----------

CASH AND EQUIVALENTS
  Increase during the period                        23,956        6,055
  Beginning balance                                 56,644       16,861
                                                ----------   ----------
  Ending balance                                 $  80,600    $  22,916
                                                ==========   ==========






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

    If the FIFO method of inventory valuation had been used to value all inventories, merchandise inventories would have been higher than reported by $16.5 million at January 30, 1999, by $14.5 million at August 1, 1998 and by $19.0 million at January 31, 1998. The FIFO valuation method would have increased net earnings by $1.2 million and $2.4 million during the twenty-six weeks ended January 30, 1999 and January 31, 1998, respectively.

3.  Stock repurchase program

    In December 1997, the Board of Directors of the Company authorized the repurchase of up to one million shares of common stock in the open market. In September 1998, the Company's Board of Directors authorized an increase in the stock repurchase program to 1.5 million shares.

    During the twenty-six weeks ended January 30, 1999, the Company repurchased 827,000 shares at an average price of $18.57 per share under this stock repurchase program, and 512,900 shares were remaining under this program at January 30, 1999.

4.  Earnings per share

    Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," the weighted average shares used in computing basic and diluted earnings per share (EPS) are as presented in the table below. No adjustments to net earnings were made for the computations of basic and diluted EPS during the periods presented.

    Options to purchase 896,300 shares of common stock were not included in the computation of diluted EPS for the twenty-six and thirteen weeks ended January 30, 1999. Options to purchase 434,350 shares of common stock were not included in the computation of diluted EPS for the twenty-six and thirteen weeks ended January 31, 1998. These options were not included because the exercise price of those options was greater than the average market price of the common shares.

                         THE NEIMAN MARCUS GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4.  Earnings per share (continued)

(In thousands of shares)        Twenty-Six Weeks Ended   Thirteen Weeks Ended
                                ----------------------   --------------------
                            January 30,  January 31,  January 30,  January 31,
                                  1999         1998         1999         1998
                            ----------   ----------   ----------   ----------
Shares for computation of
    basic EPS                    49,233      49,833      49,006         49,809
Effect of assumed option
    exercises                       114         162         102            154
                            -----------  ----------   ---------    -----------
Shares for computation of
    diluted EPS                  49,347      49,995      49,108         49,963
                            ===========  ==========   =========    ===========


5.  Acquisition of Gurwitch Bristow Products

On November  2, 1998, the Company  acquired a 51 percent  interest in Gurwitch
Bristow Products for  approximately $6.7  million in cash.   Gurwitch  Bristow
Products manufactures and markets the Laura Mercier cosmetic lines.

The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of Gurwitch Bristow Products for the period from November 2, 1998 are included in the accompanying consolidated financial statements. The $5.3 million excess of cost over the estimated fair value of net assets acquired was allocated to goodwill, which will be amortized on a straight-line basis over 30 years. Assets acquired and liabilities assumed have been recorded at their estimated fair values.


6. Subsequent event

On February 1, 1999, the Company acquired a 56 percent interest in Kate Spade LLC for approximately $33.6 million in cash. Kate Spade is a manufacturer and marketer of high-end fabric and leather handbags and accessories.

                         THE NEIMAN MARCUS GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Twenty-Six Weeks Ended January 30, 1999 Compared with the Twenty-Six Weeks Ended January 31, 1998

Revenues in the twenty-six weeks ended January 30, 1999 increased $87.4 million or 6.8% over revenues in the twenty-six weeks ended January 31, 1998. The increase in revenues was primarily attributable to sales from Chef's Catalog, acquired in January 1998, and the new Neiman Marcus store in Hawaii which opened in September 1998. Total comparable sales for the Company increased 1.9%. Comparable sales increased 2.8% at Neiman Marcus Stores, decreased 2.1% at Bergdorf Goodman, and decreased 0.3% at NM Direct.

Cost of goods sold including buying and occupancy costs increased 8.0% to $932.6 million during the twenty-six week period ended January 30, 1999 compared to the same period last year, primarily due to increased sales. As a percentage of revenues, cost of goods sold increased to 67.8% from 67.0% in the prior year, due primarily to higher markdowns across all divisions.

Selling, general and administrative expenses increased 12.1% to $333.0 million from $297.0 million in 1998. As a percentage of revenues, selling, general and administrative expenses increased to 24.2% from 23.0% in the prior year. The increase is primarily attributable to higher selling and sales promotion expenses and pre-opening costs.

Interest expense increased 11.2% to $13.1 million in the twenty-six weeks ended January 30, 1999 from $11.8 million in the prior year. The increase resulted from a higher effective interest rate in borrowings resulting from the issuance of fixed rate debt in May 1998, as well as higher average outstanding borrowings.

The Company's effective income tax rate is estimated to be 39.0% in fiscal l999 as compared to 40.0% in fiscal 1998.

Results of Operations for the Thirteen Weeks Ended January 30, 1999 Compared with the Thirteen Weeks ended January 31, 1998

Revenues in the thirteen weeks ended January 30, 1999 increased $80.8 million or 11.4% over revenues in the thirteen weeks ended January 31, 1998. The increase in revenues was primarily attributable to a comparable sales increase of 6.4% at NM Stores, the new Neiman Marcus store in Hawaii and sales from Chef's Catalog, acquired in January 1998. Total comparable sales for the Company increased 5.3%. Comparable sales increased 6.4% at Neiman Marcus Stores, increased 3.0% at Bergdorf Goodman, and decreased 0.4% at NM Direct.

Cost of goods sold including buying and occupancy costs increased 12.5% to $547.8 million in the thirteen week period ended January 30, 1999 compared to the same period last year, primarily due to increased sales and higher markdowns. As a percentage of revenues, cost of goods sold was 69.4% in l999 compared to 68.8% in l998. The increase in the 1999 quarter is primarily due to higher markdowns.

Selling, general and administrative expenses increased 16.2% to $181.1 million in the 1999 period from $155.8 million in 1998, primarily due to higher sales volume and higher sales promotion expenses. As a percentage of revenues, selling, general and administrative expenses were 22.9% in 1999 and 22.0% in 1998.

                         THE NEIMAN MARCUS GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Interest expense increased 15.0% to $7.0 million in the 1999 period. The increase resulted from a higher effective rate on borrowings resulting from the issuance of fixed rate debt in May 1998, as well as higher average outstanding borrowings.

Changes in Financial Condition and Liquidity since August 1, 1998

During the twenty-six weeks ended January 30, 1999, the Company financed its working capital needs and capital expenditures primarily with cash provided from operations and its revolving credit facility. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Condensed Consolidated Statements of Cash Flows.

Net cash provided by operating activities was $101.9 million during the twenty-six weeks ended January 30, 1999. The primary items affecting working capital were an increase in accounts receivable of $4.2 million, a decrease in merchandise inventories of $4.1 million and an increase in accounts payable and accrued liabilities of $9.3 million.

Capital expenditures were $55.9 million during the twenty-six weeks ended January 30, 1999 as compared to $36.6 million for the same period in fiscal 1998. The Company purchased a building adjacent to its Neiman Marcus store on Union Square in San Francisco for a future expansion of this store. Capital expenditures also include existing store renovations and completion of the construction of the new Neiman Marcus store in Honolulu, Hawaii. Capital expenditures are expected to approximate $110.0 million during fiscal 1999.

In November 1998, the Company acquired a 51 percent interest in Gurwitch Bristow Products for approximately $6.7 million in cash. In February 1999, the Company acquired a 56 percent interest in Kate Spade LLC for approximately $33.6 million in cash. Both acquisitions were funded primarily through borrowings under the Company's revolving credit facility.

The Company increased its bank borrowings by $60.0 million since August 1, 1998. At January 30, 1999, the Company had $555.0 million available under its revolving credit facility. Additionally, the Company repurchased 827,000 shares of its common stock during the twenty-six weeks ended January 30, 1999 at an average price of $18.57 per share. The Company believes that it will have sufficient resources to fund its planned capital expenditures and its operating requirements.

Year 2000 Date Conversion

The Company has completed its assessment of its hardware and software systems, including the embedded systems in the Company's buildings, property and equipment, and its implementing plans to ensure that the operations of such systems will not be adversely affected by the Year 2000 date change.

The Company is presently in the process of renovating non-compliant systems and implementing converted and replaced systems for substantially all of its hardware and software systems. The Company estimates that its efforts to make these systems Year 2000 compliant are approximately 75% complete, with substantial completion of the Year 2000 project currently anticipated for July 1999.

                         THE NEIMAN MARCUS GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The Company has established an ongoing program to communicate with its significant suppliers and vendors to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to rectify their own Year 2000 issues. Based on responses to the Company's inquiries, the Company has identified those suppliers and vendors most at risk for failing to achieve Year 2000 compliance on a timely basis and is monitoring their continuing progress. The Company is not presently aware of any significant exposure arising from potential third party failures. However, there can be no assurance that the systems of other companies on which the Company's systems or operations rely will be timely converted or that any failure of such parties to achieve Year 2000 compliance would not have an adverse effect on the Company's result of operations.

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

The Company is in the process of developing a contingency plan for continuing operations in the event of Year 2000 failures, and the current target for completing that plan is June 1999.

Forward-looking Statements

Statements in this report referring to the expected future plans and performance of the Company are forward-looking statements. Actual future results may differ materially from such statements. Factors that could affect future performance include, but are not limited to: change in economic conditions or consumer confidence; changes in consumer preferences or fashion trends; delays in anticipated store openings; adverse weather conditions, particularly during peak selling seasons; changes in demographic or retail environments; competitive influences; failure of the Company or third parties to be Year 2000 compliant; significant increases in paper, printing and postage costs; and changes in the Company's relationship with designers and other resources.

                         THE NEIMAN MARCUS GROUP, INC.



Part II

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Stockholders was held on January 15, 1999. The following matters were voted upon at the meeting:

          1.    Election of three Class II directors for terms of one year.

                Matina S. Horner            Brian J. Knez

                For         43,109,004      For        43,101,347
                Against         47,387      Against        55,044

                Walter J. Salmon

                For         43,118,438
                Against         37,953


          2. Ratification of the appointment by the Board of Directors of Deloitte & Touche LLP as the Company's independent auditors for the 1999 fiscal year.

                For         43,122,522
                Against         17,325
                Abstain         16,543


          3. Stockholder proposal concerning cumulative voting in the election of directors.

                For          4,170,378
                Against     35,989,688
                Abstain        101,951
                Non-voting   2,894,373

                         THE NEIMAN MARCUS GROUP, INC.





PART II


Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits.


          27.1  Financial data schedule.


          (b)   Reports on Form 8-K.

                The Company did not file any reports on Form 8-K during the thirteen week period ended January 30, 1999.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         THE NEIMAN MARCUS GROUP, INC.


Signature                            Title                   Date





Principal Financial         Senior Vice President and        March 11, 1999
Officer:                    Chief Financial Officer



S/John R. Cook
John R. Cook




Principal Accounting        Vice President and Controller    March 11, 1999
Officer:



S/Catherine N. Janowski
Catherine N. Janowski