Form 10-Q
period 1999-05-01
NEIMAN MARCUS GROUP INC
filed 1999-06-15
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended                       May 1, 1999

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


            YES   X           NO




As of June 7, 1999, there were 49,016,891 outstanding shares of the issuer's common stock, $.01 par value.





                         THE NEIMAN MARCUS GROUP, INC.



                                   I N D E X




Part I.     Financial Information                           Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of
              May 1, 1999, August 1, 1998 and May 2, 1998         1

            Condensed Consolidated Statements of Earnings
              for the Thirty-Nine and Thirteen Weeks Ended
              May 1, 1999 and May 2, 1998                         2

            Condensed Consolidated Statements of Cash Flows
              for the Thirty-Nine Weeks Ended May 1, 1999
              and May 2, 1998                                     3

            Notes to Condensed Consolidated Financial Statements  4-5

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 6-8




Part II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K                      9



Signatures                                                        10


Exhibit 27.1                                                      11






                                     THE NEIMAN MARCUS GROUP, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

                                           May 1,     August 1,        May 2,
(In thousands)                               1999          1998          1998
                                       ----------   -----------    ----------
Assets
Current assets:
  Cash and equivalents                 $   39,592   $    56,644    $   13,278
  Undivided interests in
    NMG Credit Card Master Trust          185,268       138,867       165,906
  Accounts receivable, net                 63,535        53,571        60,185
  Merchandise inventories                 570,029       499,068       516,272
  Deferred income taxes                    24,058        24,058        19,049
  Other current assets                     43,887        61,188        47,825
                                       ----------   -----------    ----------


  Total current assets                    926,369       833,396       822,515

Property and equipment, net               506,409       479,256       469,107

Other assets                              153,246       125,140       121,677
                                       ----------   -----------    ----------


   Total assets                        $1,586,024   $ 1,437,792    $1,413,299
                                       ----------   -----------    ----------
                                       ----------   -----------    ----------


Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities
    of long-term liabilities           $   13,132   $     5,963    $   16,488
  Accounts payable                        176,378       201,490       172,019
  Accrued liabilities                     232,436       180,809       181,247
                                       ----------   -----------    ----------


   Total current liabilities              421,946       388,262       369,754
                                       ----------   -----------    ----------


Long-term liabilities:
  Notes and debentures                    319,634       284,617       300,000
  Other long-term liabilities              70,854        71,083        71,292
  Deferred income taxes                    37,139        37,139        31,902
                                       ----------   -----------    ----------


  Total long-term liabilities             427,627       392,839       403,194
                                       ----------   -----------    ----------

Minority interest                           3,578          -             -

Shareholders' equity:

Common stock                                  491           498           499
Additional paid-in capital                466,697       481,295       481,196
Retained earnings                         265,685       174,898       158,656
                                       ----------   -----------    ----------

    Total liabilities and shareholders'
        equity                         $1,586,024    $1,437,792    $1,413,299
                                       ----------   -----------    ----------
                                       ----------   -----------    ----------


See Notes to Condensed Consolidated Financial Statements.

                                     THE NEIMAN MARCUS GROUP, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)


(In thousands except          Thirty-Nine Weeks Ended    Thirteen Weeks Ended
                              -------------------------  --------------------
 for per share amounts)              May 1,      May 2,      May 1,    May 2,
                                       1999        1998        1999      1998
                              ------------- -----------  ----------  --------

Revenues                         $1,988,026  $ 1,836,618   $611,759  $ 547,732
Cost of goods sold including
  buying and occupancy costs      1,330,058    1,231,597    397,416    368,437
Selling, general and
  administrative expenses           478,174      427,925    145,193    130,915
Corporate expenses                   10,538       10,153      3,565      3,458
                              ------------- ------------ ----------  ---------


Operating earnings                  169,256      166,943     65,585     44,922

Interest expense                    (19,185)     (16,802)    (6,050)    (4,986)
                              -------------  -----------  ---------  ---------

Earnings before income taxes
  and minority interest             150,071      150,141     59,535     39,936

Income taxes                        (58,528)     (60,056)   (23,219)   (15,974)
                              ------------- ------------ ----------  ---------


Earnings before minority interest    91,543       90,085     36,316     23,962

Minority interest in net earnings
  of subsidiaries                      (756)           -     (1,088)         -
                              ------------- ------------ ----------  ---------

Net earnings                      $  90,787    $  90,085   $ 35,228   $ 23,962
                              ------------- ------------ ----------  ---------
                              ------------- ------------ ----------  ---------

Weighted average number
  of common and common
  equivalent shares
  outstanding:

  Basic                              49,159       49,825     49,012     49,760
                              ------------- ------------ ----------  ---------
                              ------------- ------------ ----------  ---------
  Diluted                            49,263       49,989     49,117     49,957
                              ------------- ------------ ----------  ---------
                              ------------- ------------ ----------  ---------

Earnings per share:

  Basic                           $    1.85     $   1.81   $    .72    $   .48
                              ------------- ------------ ----------  ---------
                              ------------- ------------ ----------  ---------
  Diluted                         $    1.84     $   1.80   $    .72    $   .48
                              ------------- ------------ ----------  ---------
                              ------------- ------------ ----------  ---------



See Notes to Condensed Consolidated Financial Statements.








                                     THE NEIMAN MARCUS GROUP, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


(In thousands)                              Thirty-Nine Weeks Ended
                                            -----------------------
                                            May 1,           May 2,
                                            1999             1998
                                            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                               $90,787         $ 90,085
  Adjustments to reconcile net earnings
    to net cash provided by
      operating activities:
      Depreciation and amortization           49,955           46,516
      Minority interest                          756                -
      Other items                              5,405            5,227
      Changes in current assets and
      liabilities:
        Accounts receivable                   (6,217)          (4,183)
        Merchandise inventories              (67,219)         (50,210)
        Other current assets                  17,366            9,378
        Accounts payable and
          accrued liabilities                 17,453           19,942
                                            --------          -------


Net cash provided by operating activities    108,286          116,755
                                            --------          -------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                       (69,778)         (57,679)
  Acquisitions, net of cash acquired         (36,754)         (31,000)
  Purchases of held-to-maturity securities  (540,889)        (513,362)
  Maturities of held-to-maturity securities  494,488          475,797
                                            --------          -------

Net cash used by investing activities       (152,933)        (126,244)
                                            --------          -------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                   42,200            10,600
  Repurchase of common stock                (15,356)           (4,694)
  Other financing activities                    751                -
                                            --------          -------

Net cash provided by financing activities    27,595             5,906
                                            --------          -------

CASH AND EQUIVALENTS
  Decrease during the period                (17,052)           (3,583)
  Beginning balance                          56,644            16,861
                                            --------          -------

  Ending balance                            $39,592           $13,278
                                            --------          -------
                                            --------          -------


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

    If the FIFO method of inventory valuation had been used to value all inventories, merchandise inventories would have been higher than reported by $17.5 million at May 1, 1999, by $14.5 million at August 1, 1998 and by $21.0 million at May 1, 1998. The FIFO method would have increased net earnings by $1.8 million and $3.6 million during the thirty-nine week periods ended May 1, 1999 and May 2, 1998, respectively.

3.  Stock repurchase program

    In December 1997, the Board of Directors of the Company authorized the repurchase of up to one million shares of common stock in the open market. In September 1998, the Company's Board of Directors authorized an increase in the stock repurchase program to 1.5 million shares.

    During the thirty-nine weeks ended May 1, 1999, the Company repurchased 827,000 shares at an average price of $18.57 per share under this stock repurchase program; 512,900 shares were remaining under this program at May 1, 1999.

4.  Earnings per share

    Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," the weighted average shares used in computing basic and diluted earnings per share (EPS) are presented in the table below. No adjustments were made to net earnings applicable to common shareholders for the computations of basic and diluted EPS during the periods presented.



                         THE NEIMAN MARCUS GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
Earnings per share (cont'd)

    Options to purchase 844,960 shares and 404,960 shares of common stock were not included in the computation of diluted EPS for the thirty-nine and thirteen weeks ended May 1, 1999, respectively, because the exercise price of those options was greater than the average market price of the common shares. All options were included in the computation of diluted EPS for the thirty-nine and thirteen weeks ended May 2, 1998 because the exercise price of the options was less than the average market price of the common stock.

                               Thirty-Nine Weeks Ended  Thirteen Weeks Ended
                               -----------------------  --------------------
    (in thousands               May 1,        May 2,     May 1,       May 2,
     of shares)                   1999          1998      1999         1998
                               -------       -------    -------      -------

    Shares for computation
     of basic EPS               49,159        49,825     49,012       49,760
    Effect of assumed
     option exercises              104           164        105          197
                               -------       -------    -------      -------


    Shares for computation
     of diluted EPS             49,263        49,989     49,117       49,957
                               -------       -------    -------      -------
                               -------       -------    -------      -------

5.  Acquisition of Gurwitch Bristow Products

    On November 2, 1998, the Company acquired a 51 percent interest in Gurwitch Bristow products for approximately $6.7 million in cash.
    Gurwitch Bristow Products manufactures and markets the Laura Mercier cosmetic lines.

    The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of Gurwitch Bristow Products for the period from November 2, 1998 are included in the accompanying condensed consolidated financial statements. The excess of cost over the estimated fair value of net assets acquired of $5.3 million was allocated to goodwill, which will be amortized on a straight-line basis over 25 years. Assets acquired and liabilities assumed have been recorded at their estimated fair values.

6.  Acquisition of Kate Spade LLC

    On February 1, 1999, the Company acquired a 56 percent interest in Kate Spade LLC for approximately $33.6 million in cash. Kate Spade is a manufacturer and marketer of high-end fabric and leather handbags and accessories. The acquisition has been accounted for by the purchase method of accounting; therefore, the results of operations of Kate Spade for the period from February 1, 1999 are included in the accompanying condensed consolidated financial statements.

    The excess of cost over the estimated fair value of net assets acquired of $32.7 million was allocated to trademarks which will be amortized on a straight-line basis over 25 years. Assets acquired and liabilities assumed have been recorded at their estimated fair values.

7.  Subsequent event

    On May 14, 1999, a committee of independent directors of the Company, and the Boards of Directors of the Company and of Harcourt General, Inc. ("Harcourt General"), approved a series of transactions (the "Transactions") relating to a plan by Harcourt General to spin-off to the holders of Harcourt General's common stock approximately 21.4 million of the approximately 26.4 million shares of the Company's common stock held by Harcourt General in a distribution to be tax free to Harcourt General and its shareholders. The Transactions are expected to be completed late in the third quarter or early in the fourth quarter of the 1999 calendar year, subject to, among other things, approval of the tax-free status of the spin-off by the Internal Revenue Service and approval by the stockholders of the Company of a recapitalization in which, among other things, the approximately 21.4 million shares of the Company's common stock to be distributed will be exchanged for a new class of common

7.  Subsequent Event (continued)

    stock of the Company that will have the right to elect approximately 80% of the Company's board of directors, and the remaining shares will have the right to elect approximately 20% of the Company's board of directors.

    On May 27, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission (the "Commission") in which the Transactions are described in greater detail. For further information regarding the Transactions, reference may be made to the Form 8-K and to such other reports filed by the Company and Harcourt General from time to time with the Commission.










                         THE NEIMAN MARCUS GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Thirty-Nine Weeks Ended May 1, l999 Compared with the Thirty-Nine Weeks Ended May 2, 1998

Revenues in the thirty-nine weeks ended May 1, l999 increased $151.4 million or 8.2% over revenues in the thirty-nine weeks ended May 2, 1998. The increase in revenues was primarily attributable to higher comparable sales, sales from Chef's Catalog, acquired in January 1998, and the new Neiman Marcus store in Hawaii which opened in September 1998. Total comparable sales for the Company increased 3.2%. Comparable sales increased 4.7% at Neiman Marcus Stores, decreased 4.2% at Bergdorf Goodman, and increased 0.9% at NM Direct.

Cost of goods sold including buying and occupancy costs increased 8.0% to $1.33 billion during the thirty-nine week period ended May 1, 1999 compared to $1.23 billion during the same period last year, primarily due to increased sales. As a percentage of revenues, cost of goods sold decreased to 66.9% from 67.1% in the prior year, due primarily to proportionately lower buying and occupancy costs.

Selling, general and administrative expenses increased 11.7% to $478.2 million from $427.9 million in fiscal 1998. As a percentage of revenues, selling, general and administrative expenses increased to 24.1% from 23.3% in the prior year. The increase is primarily attributable to higher selling and sales promotion expenses and pre-opening costs.

Interest expense increased 14.2% to $19.2 million in the fiscal 1999 period. The increase resulted from higher average borrowings outstanding, as well as a higher effective interest rate which resulted from the issuance of fixed rate debt in May 1998.

Results of Operations for the Thirteen Weeks Ended May 1, l999 Compared with the Thirteen Weeks ended May 2, l998

Revenues in the thirteen weeks ended May 1, l999 increased 11.7% to $611.8 million from $547.7 million in the thirteen weeks ended May 2, 1998. Comparable sales for the period increased 6.3%. Higher comparable sales at Neiman Marcus Stores of 9.3% in the thirteen weeks ended May 1, 1999 contributed to the increase in revenues over the same period in fiscal 1998.

Cost of goods sold including buying and occupancy costs increased 7.9% to $397.4 million in the thirteen week period ended May 1, 1999 compared to the same period last year, primarily due to increased sales. As a percentage of revenues, cost of goods sold was 65.0% in fiscal l999 compared to 67.3% in fiscal l998. The decrease in the 1999 quarter is primarily due to improved gross margins as well as proportionately lower buying and occupancy costs.

Selling, general and administrative expenses increased 10.9% in the fiscal 1999 period, primarily due to higher sales volume and higher sales promotion expenses. In fiscal 1999, the Company shifted the timing of certain sales promotion events into the third quarter. Such events occurred in the fourth quarter in fiscal 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 23.7% in fiscal 1999 compared to 23.9% in fiscal 1998.

Interest expense increased 21.3% to $6.1 million in the fiscal 1999 period, resulting primarily from higher average borrowings outstanding and a higher effective interest rate resulting from the issuance of fixed rate debt in May 1998.



                         THE NEIMAN MARCUS GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition and Liquidity since August 1, 1998

During the thirty-nine weeks ended May 1, 1999, the Company financed its working capital needs and capital expenditures primarily with cash provided from operations and its revolving credit facility. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Condensed Consolidated Statements of Cash Flows.

Net cash provided by operating activities was $108.3 million during the thirty-nine weeks ended May 1, l999. The primary items affecting working capital were an increase in merchandise inventories of $67.2 million offset in part by an increase in accounts payable and accrued liabilities of $17.5 million and a decrease in other assets of $17.4 million.

Capital expenditures were $69.8 million during the thirty-nine weeks ended May 1, 1999 as compared to $57.7 million for the same period in fiscal 1998. Capital expenditures include the purchase of a building adjacent to the Neiman Marcus store in Union Square in San Francisco for a future expansion of this store, existing store renovations and completion of the construction of the new Neiman Marcus store in Honolulu, Hawaii. Capital expenditures are expected to approximate $110.0 million during fiscal 1999.

In November 1998, the Company acquired a 51 percent interest in Gurwitch Bristow Products for approximately $6.7 million in cash. In February 1999, the Company acquired a 56 percent interest in Kate Spade LLC for approximately $33.6 million in cash. Both acquisitions were funded primarily through borrowings under the Company's revolving credit facility.

The Company increased its bank borrowings by $42.2 million since August 1, 1998. At May 1, 1999, the Company had $580.0 million available under its revolving credit facility. The Company believes that it will have sufficient resources to fund its planned capital expenditures and operating requirements.

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

The Company has established an ongoing program to communicate with its significant suppliers and vendors to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to rectify their own Year 2000 issues. Based on responses to the Company's inquiries, the Company has identified those suppliers and vendors which it feels are most at risk for failing to achieve Year 2000 compliance on a timely basis and is monitoring their continuing progress. The Company is not presently aware of any significant exposure arising from potential third party failures. However, there can be no assurance that the systems of other companies on which the Company's systems or operations rely will be timely converted or that any failure of such parties to achieve Year 2000 compliance would not have any adverse effect on the Company's results of operations.



                         THE NEIMAN MARCUS GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Year 2000 Date Conversion (continued)

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

Management presently believes the Company's most reasonable likely worst case Year 2000 scenario could arise from a business interruption caused by governmental agencies, utility companies, telecommunication service companies, shipping companies or other service providers outside the Company's control. There can be no assurance that such providers will not suffer business interruption caused by a Year 2000 issue. Such an interruption could have a material adverse effect on the Company's results of operations.

The Company is in the process of developing a contingency plan for continuing operations in the event of Year 2000 failures, and the current target for completing that plan is July 1999.

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














                         THE NEIMAN MARCUS GROUP, INC.

                                    PART II



PART II


Item 6.   Exhibits and Reports on Form 8-K.

          (a)       Exhibits.


          27.1      Financial data schedule.


          (b)       Reports on Form 8-K.



                    The Company did not file any reports on
                    Form 8-K during the thirteen week  period ended May
                    1, 1999.

                    The Company filed a report on Form 8-K on May 27, 1999 describing in Item 5 (Other Events) a proposed spin-off by Harcourt General to the holders of its common stock of approximately 21.4 million of the approximately 26.4 million shares of the Company's common stock held by Harcourt General in a tax free distribution.
















                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         THE NEIMAN MARCUS GROUP, INC.


Signature                   Title                                Date





Principal Financial         Senior Vice President and            June 11, 1999
Officer:                    Chief Financial Officer



/s/ John R. Cook
John R. Cook




Principal Accounting        Vice President and Controller        June 11, 1999
Officer:



/s/ Catherine N. Janowski
Catherine N. Janowski





















