Form 10-K
period 1999-07-31
NEIMAN MARCUS GROUP INC
filed 1999-10-29
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.
                          __________________

                              FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

               For the fiscal year ended July 31, 1999

                    Commission File Number 1-9659

                           _______________

                    THE NEIMAN MARCUS GROUP, INC.
        (Exact name of registrant as specified in its charter)

   27 Boylston Street, Chestnut Hill, Massachusetts         02467
   (Address of principal executive offices)             (Zip Code)


                     Delaware                  95-4119509
         (State or other jurisdiction of      (IRS Employer
          incorporation or  organization)   IdentificationNo.)

      Registrant's telephone number and area code: 617-232-0760
                           _______________

     Securities registered pursuant to Section 12(b) of the Act:
Title of each Class                 Name of each Exchange on which Registered
Class A Common Stock, $.01 par value      New York Stock Exchange
Class B Common Stock, $.01 par value      New York Stock Exchange

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

    The aggregate  market value of  the voting  stock held  by non-
  affiliates  of  the  registrant  as   of  October  25,  1999  was
  $856,866,600.

    There were 27,602,841 shares of Class A Common Stock and 21,440,960 shares of Class B Common Stock outstanding as of October 25, 1999.
          _________________________________________________

                 Documents Incorporated by Reference

       Portions of the Company's 1999 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV of this Report. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on January 21, 2000 are incorporated by reference in Part III of this Report.







                    THE NEIMAN MARCUS GROUP, INC.

                      ANNUAL REPORT ON FORM 10-K

               FOR THE FISCAL YEAR ENDED JULY 31, 1999

                          TABLE OF CONTENTS

                                                                   Page
                                                                    No.
PART I
    Item 1.  Business                                                1
    Item 2.  Properties                                              4
    Item 3.  Legal Proceedings                                       5
    Item 4.  Submission of Matters to a Vote of Security Holders     5

PART II
    Item 5.  Market for the Registrant's Common Equity and Related
                Stockholder Matters                                  5
    Item 6.  Selected Financial Data                                 5
    Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  5
    Item 7a. Quantitative and Qualitative Disclosures about Market
                Risk                                                 5
    Item 8.  Financial Statements and Supplementary Data             5
    Item 9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure               6

PART III
    Item 10. Directors and Executive Officers of the Registrant      6
    Item 11. Executive Compensation                                  8
    Item 12. Security Ownership of Certain Beneficial                8
                Owners and Management
    Item 13. Certain Relationships and Related Transactions          8

PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports     8
                on Form 8-K
    Signatures                                                     S-1



                                PART I

  Item 1.   Business

  General

  The Neiman Marcus Group, Inc. (together with its operating divisions and subsidiaries, the "Company") is a Delaware corporation which commenced operations in August 1987. Prior to October 22, 1999, Harcourt General, Inc. ("Harcourt General"), a Delaware corporation based in Chestnut Hill, Massachusetts, owned approximately 54% of the outstanding common stock of the Company. On October 22, 1999 Harcourt General distributed to its stockholders approximately 21.4 million of the 26.4 million shares of the Company's common stock held by Harcourt General
  (the "Distribution").   For more information about the
  relationship between the Company and Harcourt General and the Distribution, see Notes 8 and 16 to the Consolidated Financial Statements in Item 14 below.

  Business Overview

  The Company is a high-end specialty retailer operating through specialty retail stores, consisting of Neiman Marcus Stores and Bergdorf Goodman, and a direct marketing operation, NM Direct. The 31 Neiman Marcus stores are in premier retail locations in major markets nationwide, and the two Bergdorf Goodman stores, the main store and the Bergdorf Goodman Men store, are located in Manhattan at 58th Street and Fifth Avenue. Neiman Marcus Stores and Bergdorf Goodman offer high-end fashion apparel and accessories primarily from leading designers.

  NM Direct, the Company's direct marketing operation, offers a mix of apparel and home furnishings which is complementary to the Neiman Marcus Stores merchandise. NM Direct also publishes the Horchow catalogues, the world famous Neiman Marcus Christmas Book, and Chef's Catalog, a leading direct marketer of gourmet
  cookware and high-end kitchenware.   For more information about
  the Company's business segments, see Note 15 to the Consolidated Financial Statements in Item 14 below.

  Description of Operations

       Specialty Retail Stores

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

       The Company opened its Neiman Marcus store in Hawaii in September 1998. The Company plans to open new Neiman Marcus stores in Palm Beach, Florida in 2000, Plano, Texas in 2001, Tampa, Florida in 2001, Coral Gables, Florida in 2002, and in Houston, Texas and Long Island, New York in years subsequent to
  2002 on a schedule not yet determined.   The Plano store will
  replace the existing store located in the Prestonwood Mall in Dallas, and the Houston store will replace the existing Houston Town & Country store.

       The Company has opened three stores in order to test a new concept, known as The Galleries of Neiman Marcus, which focuses on 10,000-15,000 square foot stores featuring precious and fine jewelry, gifts and decorative home accessories. These stores allow the Company to further leverage its expertise in these categories and to extend the Neiman Marcus brand into certain markets that may not be large enough to support full-line stores. The Galleries of Neiman Marcus stores opened in Cleveland, Ohio in November 1998, in Phoenix, Arizona in December 1998 and in Seattle, Washington in October 1999. The Company plans to evaluate the concept based on the performance of these first three stores.

       Bergdorf Goodman

       The Company operates two Bergdorf Goodman stores in Manhattan at 58th Street and Fifth Avenue. The main Bergdorf Goodman store consists of 250,000 gross square feet. The core of Bergdorf Goodman's offerings includes high-end women's apparel and unique fashion accessories from leading designers. Bergdorf Goodman also features traditional and contemporary decorative home accessories, precious and fashion jewelry, gifts, and gourmet foods. Bergdorf Goodman Men consists of 66,000 gross square feet and is dedicated to fine men's apparel and
  accessories.   During fiscal 1999, the Company began construction
  on a remodeling project at the Bergdorf Goodman main store that will add 25,000 square feet of selling space, including a new 12,000 square foot plaza level below the first floor scheduled to open in November 1999.

       Clearance Centers

       The Company operates ten clearance centers which average 25,000 gross square feet each. These stores provide an efficient and controlled outlet for the sale of marked down merchandise from Neiman Marcus Stores, Bergdorf Goodman and NM Direct. The Company expects to open one additional clearance center during fiscal 2000.

       Direct Marketing

       The Company's direct marketing operation, NM Direct, operates an upscale direct marketing business, which primarily offers women's apparel under the Neiman Marcus name and, through its Horchow catalogue, offers quality home furnishings, tabletop, linens and decorative accessories. NM Direct also offers a broad range of more modestly priced items through its Trifles and Grand Finale catalogues and annually publishes the world famous Neiman Marcus Christmas Book. The Company acquired Chef's Catalog, a leading direct marketer of gourmet cookware and high-end kitchenware, in January 1998, and has consolidated those operations into NM Direct.

       Other

       Brand Development Initiative

       In fiscal 1999 the Company launched its Brand Development Initiative to invest in high-potential designer resources that serve affluent customers. In November 1998, the Company acquired a 51% interest in Gurwitch Bristow Products, which manufactures and markets Laura Mercier cosmetic lines, for $6.7 million. In February 1999, the Company acquired a 56% interest in Kate Spade LLC, a manufacturer of high-end fabric and leather handbags and accessories, for $33.6 million.

  Competition

  The specialty retail industry is highly competitive and fragmented. The Company competes with large specialty retailers, traditional and better department stores, national apparel chains, designer boutiques, individual specialty apparel stores and direct marketing firms.

  The Company competes for customers principally on the basis of quality, assortment and presentation of merchandise, customer service, sales and marketing programs and value and, in the case of Neiman Marcus Stores and Bergdorf Goodman, on the basis of store ambience. In addition, the Company competes for quality merchandise and assortment principally based on relationships with designer resources and purchasing power. The Company's apparel business is especially dependent upon its relationship with these designer resources. Neiman Marcus Stores competes with other retailers for real estate opportunities, principally on the basis of its ability to attract customers. NM Direct competes principally on the basis of quality, assortment and presentation of merchandise, customer service, price and speed of delivery.


  Employees

  At July 31, 1999, Neiman Marcus Stores had approximately 12,000 employees, Bergdorf Goodman had approximately 1,100 employees, and NM Direct had approximately 1,700 employees. The Company's staffing requirements fluctuate during the year as a result of the seasonality of the retail apparel industry and, accordingly, the Company expects to add approximately 1,900 more seasonal employees in the second quarter of fiscal 2000. None of the employees of Neiman Marcus Stores or NM Direct are subject to collective bargaining agreements. Approximately 18% of the Bergdorf Goodman employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are generally good.

  Capital Expenditures; Seasonality; Liquidity

  For information on capital expenditures, seasonality and liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below.

  Executive Officers of the Registrant

  The information set forth under the heading "Executive Officers" in Item 10 below is incorporated herein by reference.

  Item 2.   Properties

  The Company's corporate headquarters are located at Harcourt General's leased facility in Chestnut Hill, Massachusetts. The operating headquarters for Neiman Marcus Stores, Bergdorf Goodman and NM Direct are located in Dallas, New York City and Las Colinas, Texas, respectively. The aggregate gross square footage used in the Company's operations is approximately as follows:

                                                Owned
                                                Subject to
                                   Owned        Ground Lease      Leased     Total

  Specialty Retail Stores..........348,000       2,112,000     2,555,000  5,015,000

  Distribution, Support and
    Office Facilities........... 1,169,000               0       554,000  1,723,000

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

  Item 4.   Submission of Matters to a Vote of Security Holders

  On September 15, 1999 the Company's stockholders approved a recapitalization of the Company and certain related actions for the purpose of facilitating the Distribution described in Item 1 above. For more information, see Note 16 to the Consolidated Financial Statements in Item 14 below.

                               PART II

  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

  The information contained under the captions "Stock Information" and "Shares Outstanding" on page 41 of the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1999 (the "1999 Annual Report") is incorporated herein by reference.

  Beginning with the third quarter of fiscal 1995, the Company eliminated the quarterly cash dividend on its Common Stock. The Company currently does not intend to resume paying cash dividends on its Common Stock.

  Item 6.   Selected Financial Data

  The response to this Item is contained in the 1999 Annual Report under the caption "Selected Financial Data" on page 40 and is incorporated herein by reference.

  Item 7.   Management's  Discussion  and   Analysis  of  Financial
            Condition and Results of Operations

  The response to this Item is contained in the 1999 Annual Report under the caption "Management's Discussion and Analysis" on pages 16 through 21 and is incorporated herein by reference.

  Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk.

  The response to this Item is contained in the 1999 Annual Report under the caption "Management's Discussion and Analysis -
  Quantitative and Qualitative Disclosure About Market Risk" on page 19 and is incorporated herein by reference.

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

  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure

  Not Applicable.

                               PART III

  Item 10.       Directors and Executive Officers of the Registrant

  Directors

  The response to this Item regarding the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's officers and directors is contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

  Executive Officers

  Set forth below are the names, ages at October 22, 1999, and principal occupations for the last five years of each executive officer of the Company. All such persons have been elected to serve until the next annual election of officers and their successors are elected or until their earlier resignation or removal.

  Richard A. Smith - 74
       Chairman of the Company and of Harcourt General; Chief Executive Officer of the Company from January 1997 until December 1998 and prior to December 1991; Chief Executive Officer of Harcourt General from January 1997 until November 1, 1999 and prior to December 1991; Chairman, President (until November 1995) and Chief Executive Officer of GC Companies, Inc.; Director of the Company, Harcourt General and GC Companies, Inc. Mr. Smith is the father of Robert A. Smith and the father-in-law of Brian J. Knez.

  Robert A. Smith - 40
       Co-Chief Executive Officer of the Company since May 1999; Chief Executive Officer of the Company from December 1998 until May 1999; President and Co-Chief Executive Officer of Harcourt General effective November 1, 1999; President and Chief Operating Officer of the Company from January 1997 until December 1998; President and Co-Chief Operating Officer of Harcourt General from January 1997 until November 1, 1999; Group Vice President of the Company and of Harcourt General prior to January 1997; President and Chief Operating Officer of GC Companies, Inc. since November 1995; Director of the Company and of Harcourt General. Mr. Smith is the son of Richard A. Smith and the brother-in-law of Brian J. Knez.

  Brian J. Knez - 42
       Co-Chief Executive Officer of the Company since May 1999; President and Co-Chief Executive Officer of Harcourt General effective November 1, 1999; President and Co-Chief Operating Officer of Harcourt General from January 1997 until November 1, 1999; President (until November 1998) and Chief Executive Officer of Harcourt, Inc. since May 1995; President of the Scientific, Technical, Medical and Professional Group of Harcourt, Inc. prior to May 1995; Director of the Company and Harcourt General. Mr. Knez is the son-in-law of Richard
       A. Smith and the brother-in-law of Robert A. Smith.

  John R. Cook - 58
       Senior Vice President and Chief Financial Officer and a director of the Company; Senior Vice President and Chief
       Financial Officer of Harcourt General.

  Eric P. Geller - 52
       Senior Vice President, General Counsel and Secretary of the Company and of Harcourt General.

  Burton M. Tansky - 61
       President and Chief Operating Officer of the Company since
       December 1998; Executive Vice President of the Company from February 1998 until December 1998; Chairman and Chief
       Executive Officer of Neiman Marcus Stores.

  Gerald A. Sampson - 58
       President and Chief Operating Officer of Neiman Marcus
       Stores.

  Hubert W. Mullins - 48
       Vice Chairman of Neiman Marcus Stores since December 1998; Executive Vice President of Neiman Marcus Stores from February 1998 until December 1998; Executive Vice President
       - Merchandise from February 1996 until February 1998; Senior Vice President and General Merchandise Manager prior thereto.

  Stephen C. Elkin - 56
       Chairman and Chief Executive Officer of Bergdorf Goodman.

  Sharon Jester Turney - 43
       President and Chief Executive Officer of NM Direct since
       March 1999; Executive Vice President of NM Direct prior thereto.

  Peter Farwell - 56
       Vice President - Corporate Relations of the Company and of
       Harcourt General.

  Paul F. Gibbons - 48
       Vice President and Treasurer of the Company and of Harcourt
       General.

  Gerald T. Hughes - 42
       Vice President - Human Resources of the Company and of
       Harcourt General.

  Catherine N. Janowski - 38
       Vice President and Controller of the Company and of Harcourt General since November 1997; Director, Corporate Accounting of the Company and of Harcourt General prior thereto.

  Gail S. Mann - 48
       Vice President- Corporate Law of the Company and of Harcourt General since August 1999; Vice President, Assistant General Counsel, Secretary and Clerk, Digital Equipment Corporation from 1994 until September 1998.

  Michael F. Panutich - 51
       Vice President - General Auditor of the Company and of
       Harcourt General.

  Paul J. Robershotte - 45
       Vice President - Strategy and Business Development of the
       Company and of Harcourt General since February 1999;
       President and Chief Executive Officer of Age Wave
       Communications from February 1996 until June 1998; Executive Vice President and Chief Operating Officer of Age Wave, Inc. from May 1995 until February 1996; Vice President and
       Director of Bain & Co. prior thereto.

  Item 11.  Executive Compensation

  The response to this Item is contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders under the captions "Directors' Compensation", "Executive Compensation" and "Transactions Involving Management" and is incorporated herein by reference.

  Item 12.  Security  Ownership of  Certain  Beneficial Owners  and
  Management

  The response to this Item is contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

  Item 13.  Certain Relationships and Related Transactions

  The response to this Item is contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders under the captions
  "Executive Compensation" and "Transactions Involving Management" and is incorporated herein by reference.

                               PART IV

  Item 14.  Exhibits, Financial Statement  Schedules and Reports on
            Form 8-K

  14(a)(1)  Consolidated Financial Statements

  The documents listed below are incorporated herein by reference to the 1999 Annual Report, and are incorporated herein by reference into Item 8 hereof:

       Consolidated Balance Sheets - July 31, 1999 and August 1, 1998

       Consolidated Statements of Earnings for the fiscal years ended July 31, 1999, August 1, 1998 and August 2, 1997.

       Consolidated Statements of Cash Flows for the fiscal years ended July 31, 1999, August 1, 1998 and August 2, 1997.

       Consolidated Statements of Common Shareholders' Equity for the fiscal years ended July 31, 1999, August 1, 1998 and August 2, 1997.

       Notes to Consolidated Financial Statements.

       Independent Auditors' Report.

  14(a)(2)  Consolidated Financial Statement Schedules

  The document and schedule listed below are filed as part of this Form 10-K:

                                                 Page in
                      Document/Schedule         Form 10-K

               Independent Auditors' Report on     F-1
               Consolidated Financial
               Statement Schedule

               Schedule II - Valuation and         F-2
               Qualifying Accounts and
               Reserves

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

  14(b)     Reports on Form 8-K

  On May 27, 1999, the Company filed a report on Form 8-K describing a proposed recapitalization of the Company (the "Recapitalization") intended to facilitate the plan of Harcourt General, Inc. to spin off to its stockholders most of its controlling equity position in the Company.

  On October 1, 1999, the Company filed a report on Form 8-K reporting the completion of the Recapitalization. On October 15, 1999 the Company filed a report on Form 8-K reporting the adoption by the Board of Directors of the Company of a stockholder rights plan.

  INDEPENDENT AUDITORS' REPORT

  To the Board of Directors and Shareholders of The Neiman Marcus Group, Inc.
  Chestnut Hill, MA


  We have audited the consolidated financial statements of The Neiman Marcus Group, Inc. and subsidiaries as of July 31, 1999 and August 1, 1998, and for each of the three fiscal years in the period ended July 31, 1999, and have issued our report thereon dated August 31, 1999 (September 22, 1999 as to Note 16); such financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Neiman Marcus Group, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



  /s/ Deloitte & Touche LLP
  Boston, Massachusetts
  August 31, 1999
  (September 22, 1999 as to Note 16)


















                                     F-1





                           THE NEIMAN MARCUS GROUP, INC.                                    SCHEDULE II

                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                           THREE YEARS ENDED JULY 31, 1999
                                   (In thousands)


       COLUMN A                         COLUMN B            COLUMN C           COLUMN D      COLUMN  E

                                                            Additions
                                                     _____________________

                                        Balance at  Charged to  Charged to                  Balance  at
                                        Beginning    Costs and    Other        Deductions -      End
       Description                      of Period     Expenses   Accounts -       (A)        of Period
  _________________________________________________________________________________________________________________

  YEAR ENDED JULY 31, 1999

  Allowance for doubtful accounts           $1,800    2,366          -            1,866       $2,300
  (deducted from accounts receivable)


  YEAR ENDED AUGUST  1, 1998

  Allowance for doubtful accounts           $1,700    2,771          -            2,671       $1,800
  (deducted from accounts receivable)


  YEAR ENDED AUGUST 2, 1997

  Allowance for doubtful accounts
  (deducted from accounts receivable)       $1,300    2,815          -            2,415       $1,700


  (A) Write-off of uncollectible accounts net of recoveries.





                                     F-2




                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                           THE NEIMAN MARCUS GROUP, INC.


                           By:    /s/ Robert A. Smith
                                   Robert A. Smith
                                   Co-Chief Executive Officer

                           By:    /s/ Brian J. Knez
                                  Brian J. Knez
                                  Co-Chief Executive Officer

  Dated: October 27, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

              Signature                 Title                 Date

     Principal Executive Officers:

      /s/ Robert A. Smith        Co-Chief Executive Officer   October 27, 1999
      Robert A. Smith

      /s/ Brian J. Knez          Co-Chief Executive Officer   October 27, 1999
      Brian J. Knez


     Principal Financial Officer:

      /s/ John R. Cook           Senior Vice President and    October 27, 1999
          John R. Cook           Chief Financial Officer

     Principal Accounting Officer:
      /s/ Catherine N. Janowski  Vice President and           October 27, 1999
      Catherine N. Janowski      Controller




                                     S-1


      Directors:



      /s/ Richard A. Smith                               October 27, 1999
      Richard A. Smith


      /s/ John R. Cook                                   October 27, 1999
      John R. Cook


                                                         October ---,1999
      Matina S. Horner



      /s/ Brian J. Knez                                  October 27, 1999
      Brian J. Knez



      /s/ Vincent M. O'Reilly                            October 27, 1999
      Vincent M. O'Reilly



      /s/ Walter J. Salmon                               October 27, 1999
      Walter J. Salmon



      /s/ Jean Head Sisco                                October 27, 1999
      Jean Head Sisco



      /s/ Robert A. Smith                                October 27, 1999
      Robert A. Smith


                                     S-2

                                EXHIBIT INDEX


          3.1(a)    Restated Certificate of Incorporation
                    of the Company.


          3.1(b) Certificates of Designation with respect to Series A Junior Participating Preferred Stock, Series B Junior Participating Preferred Stock and Series C Junior Participating Preferred Stock.


          3.2       By-Laws of the Company.

          4.1 Indenture, dated as of May 27, 1998, between the Company and The Bank of New York, as trustee
                    (the "Indenture")incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 1, 1998.


          4.2 Form of 6.65% Senior Note Due 2008, dated May 27, 1998, issued by the Company pursuant to the Indenture, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 1, 1998.


          4.3 Form of 7.125% Senior Note Due, 2008, dated May 27, 1998, issued by the Company pursuant to the Indenture, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 1, 1998.


          4.4 Rights Agreement, dated as of October 6, 1999, between the Company and BankBoston, N.A., as Rights Agent, incorporated herein by reference to
                    Exhibit 4 to the Company's Registration Statement on Form 8-A dated October 15, 1999.

          *10.1 Intercompany Services Agreement, dated as of July 24, 1987 between Harcourt General and the Company, incorporated by reference herein to the Company's Annual Report on Form 10-K for the twenty-six week period ended August 1, 1987.


          *10.2 1987 Stock Incentive Plan, incorporated herein by reference to the Company's Annual Reporton Form 10-K for the twenty-six week period ended August 1, 1987.


          *10.3 The Neiman Marcus Group, Inc. 1997 Incentive Plan, incorporated herein by reference to Exhibit A to the Company's Definitive Schedule 14A dated December 10, 1996 and filed with the Securities and Exchange Commission.
                                     E-1



          *10.4     Employment Agreement  between  the  Company  and
                    Burton M. Tansky effective February 1, 1997, incorporated herein by reference to the Company's Annual Report on 10-K for the fiscal year ended August 3, 1996.

          *10.5 Termination and Change of Control Agreement between the Company and Gerald A. Sampson dated September 17, 1998, incorporated herein by reference to the Company's Annual Report or Form 10-K for the fiscal year ended August 1, 1998.


          *10.6     Termination Agreement between  Bergdorf Goodman,
                    Inc. and Stephen C. Elkin, effective September 1993, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
                    July 31, 1993.


          *10.7 Key Executive Stock Purchase Loan Plan, as amended, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 1997.

          *10.8     Supplemental Executive Retirement Plan,
                    incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1988.

          *10.9 Description of the Company's Executive Life Insurance Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 1, 1992.


          *10.10 Supplementary Executive Medical Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

          *10.11 Key Employee Deferred Compensation Plan, as amended, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

          *10.12 Deferred Compensation Plan For Non-Employee Directors, as amended, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 1, 1998.



                                     E-2

          10.13(a) Credit Agreement dated as of October 29, 1997 among the Company, the Banks parties thereto, Bank of America National Trust and Savings Association, as Syndication Agent, The Chase Manhattan Bank, as Documentation Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent, (the
                    "Credit  Agreement")   incorporated   herein  by
                    reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997.



          10.13(b)  Amendment to the Credit Agreement dated August 27,
                    1999.

          10.14     Receivables Purchase Agreement, dated as of March
                    1, 1995, between the Company and Neiman Marcus Funding Corporation, incorporated herein by reference to Exhibit
                    10.1 to Registration Statement on Form S-3 of Neiman Marcus Group Credit Card Master Trust dated March 3, 1995 (Registration No. 33-88098).


          10.15 Pooling and Servicing Agreement, dated as of March 1, 1995, between Neiman Marcus Funding Corporation, the Company and The Chase Manhattan Bank, N.A., incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-3 of Neiman Marcus Group Credit Card Master Trust dated March 3, 1995(Registration No. 33-88098).

          10.16 Series 1995-1 Supplement to the Pooling and Servicing Agreement, dated as of March 1, 1995, among Neiman Marcus Funding Corporation, the Company and The Chase Manhattan Bank, N.A., incorporated herein by reference to Exhibit 4.2 to Registration Statement on Form S-3 of
                    Neiman Marcus Group Credit Card Master Trust dated March 3, 1995 (Registration No. 33-88098).

          10.17 Exchange and Repurchase Agreement between The Neiman Marcus Group, Inc. and Harcourt General, Inc., incorporated herein by Reference to Exhibit 10.1 to Registration Statement on Form S-3 of The
                    Neiman Marcus Group, Inc. dated October 10, 1996 (Registration No. 333-11721).

          10.18 Amended and Restated Agreement and Plan of Merger, dated as of July 1, 1999, among The Neiman Marcus Group, Inc., Harcourt General, Inc. and Spring
                    Merger  Corporation,   incorporated   herein  by
                    reference to the Company's Definitive Schedule
                    14A dated August 10, 1999.

          10.19 Amended and Restated Distribution Agreement, dated as of July 1, 1999, between Harcourt General, Inc. and The Neiman Marcus Group, Inc., incorporated herein by reference to the Company's Definitive
                    Schedule 14A dated August 10, 1999.




                                     E-3




          10.20 Agreement, dated as of September 1, 1999, among the Company and certain holders of the Company's Class B Common Stock.


          13.1 The following sections of the 1999 Annual Report to Shareholders ("1999 Annual Report") which are expressly incorporated by reference into this Annual Report on Form 10-K:

                       Management's Discussion and Analysis at pages 16 through 21 of the 1999 Annual Report.


                       Consolidated Financial Statements and the Notes thereto at pages 22 through 38 of the 1999
                       Annual Report.


                       Independent Auditors' Report at page 39 of the 1999 Annual Report.

                       The information appearing under the caption "Selected Financial Data" on page 40 of the 1999 Annual Report.


                       The information appearing under the captions "Stock Information" and "Shares Outstanding" on page 41 of the 1999 Annual Report.


          21.1      Subsidiaries of the Company.

          23.1      Consent of Deloitte & Touche LLP.


          27.1      Financial Data Schedule.

          99.1      Dividend Reinvestment and  Common Stock Purchase
                    Plan, incorporated herein by reference to the Company's Registration Statement on Form S-3 dated September 17, 1990 (Registration No. 33-36419).


  ___________________________________________
  * Exhibits filed pursuant to Item 14(c) of Form 10-K.



                                     E-4