Form 10-Q
period 1999-10-30
NEIMAN MARCUS GROUP INC
filed 1999-12-14
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended      October 30,1999

Commission File Number          1-9659


                        THE NEIMAN MARCUS GROUP, INC.
(Exact name of registrant as specified in its charter)



           Delaware                                      95-4119509
     (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)



      27 Boylston Street, Chestnut Hill,MA                        02467
      (Address of principal executive offices                 (Zip Code)




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


YES   X             NO


As of December 8, 1999, the number of outstanding shares of each of the issuer's classes of common stock was:

Class                                   Outstanding Shares
Class A Common Stock, $.01 Par Value         28,002,513
Class B Common Stock, $.01 Par Value         21,170,560



                  THE NEIMAN MARCUS GROUP, INC.



                            I N D E X




Part I.   Financial Information                                    Page Number

  Item 1. Condensed Consolidated Balance Sheets as of October 30, 1999,
            July 31, 1999 and October 31, 1998                            1

          Condensed Consolidated Statements of Earnings for the Thirteen
            Weeks ended October 30, 1999 and October 31, 1998             2

          Condensed Consolidated Statements of Cash Flows for the Thirteen
            Weeks Ended October 30, 1999 and October 31, 1998             3

          Notes to Condensed Consolidated Financial Statements           4-5

  Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   6-8




Part II.  Other Information

  Item 4. Submission of Matters to a Vote of Security Holders             9

  Item 6. Exhibits and Reports on Form 8-K                               10


Signatures                                                               11

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 10.4

Exhibit 18.1

Exhibit 27.1






                         THE NEIMAN MARCUS GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


(In thousands)
                                         October 30,    July  31,     October 31,
                                                1999         1999            1998
                                         -----------  -----------     -----------
                                                       (Restated)      (Restated)
Assets
Current assets:
  Cash and equivalents                    $   37,222  $    29,191    $    24,661
  Undivided interests in NMG
    Credit Card Master Trust                 177,497      133,151        180,504
  Accounts receivable, net                    74,564       59,317         59,592
  Merchandise inventories                    683,148      545,252        661,776
  Deferred income taxes                       15,255       15,255         24,058
  Other current assets                        49,313       53,102         53,733
                                         -----------  -----------    -----------

     Total current assets                  1,036,999      835,268      1,004,324

Property and equipment, net                  526,255      513,439        494,974

Other assets                                 159,935      163,583        123,577
                                         -----------  -----------    -----------


     Total assets                        $ 1,723,189  $ 1,512,290    $ 1,622,875
                                         ===========  ===========    ===========

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities
    of long-term liabilities             $       937   $      921    $     5,973
  Accounts payable                           268,209      203,071        211,826
  Accrued liabilities                        217,235      176,188        212,918
                                         -----------  -----------    -----------


     Total current liabilities               486,381      380,180        430,717

Long-term liabilities:
  Notes and debentures                       339,646      274,640        409,622
  Other long-term liabilities                 75,813       74,664         69,477
  Deferred income taxes                       32,038       32,038         37,139
                                         -----------  -----------    -----------


     Total long-term liabilities             447,497      381,342        516,238
                                         -----------  -----------    -----------


Minority interest                              5,315        4,485              -

Shareholders' equity:

Common stock                                     490          490            490
Additional paid-in capital                   467,553      467,283        466,200
Retained earnings                            315,953      278,510        209,230
                                         -----------  -----------    -----------


  Total shareholders' equity                 783,996      746,283        675,920
                                         -----------  -----------    -----------


Total liabilities and shareholders'
  equity                                $ 1,723,189   $ 1,512,290    $ 1,622,875
                                        ===========   ===========    ===========

See Notes to Condensed Consolidated Financial Statements.



                         THE NEIMAN MARCUS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


(In thousands except for                                    Thirteen Weeks Ended
 per share data                                       ---------------------------
                                                       October 30,   October 31,
                                                             1999           1998
                                                      ------------   ------------
                                                                       (Restated)
Revenues                                              $   677,670    $   587,113
Cost of goods sold including buying and
  occupancy costs                                         425,718        383,888
Selling, general and administrative expenses              178,840        151,886
Corporate expenses                                          3,548          3,281
                                                      ------------   ------------

Operating earnings                                         69,564         48,058

Interest expense                                           (6,786)        (6,136)
                                                      ------------   ------------


Earnings before income taxes and minority interest         62,778         41,922

Income taxes                                              (23,856)       (16,350)
                                                      ------------   ------------


Earnings before minority interest                          38,922         25,572

Minority interest in net earnings of subsidiaries           1,479              -
                                                      ------------   ------------

Net earnings                                          $    37,443     $   25,572
                                                      ===========    ============


Weighted average number
  of common and common
  equivalent shares
  outstanding:

  Basic                                                    49,042         49,460
                                                      ===========    ============
  Diluted                                                  49,122         49,574
                                                      ===========    ============


Earnings per share:

  Basic                                                 $     .76    $       .52
                                                      ===========    ============
  Diluted                                               $     .76    $       .52
                                                      ===========    ============




See Notes to Condensed Consolidated Financial Statements.


                         THE NEIMAN MARCUS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


(In thousands)                                          Thirteen Weeks Ended
                                                     --------------------------
                                                     October 30,    October 31,
                                                            1999           1998
                                                     -----------    -----------
                                                                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                         $   37,443    $   25,572
 Adjustments to reconcile net earnings
  to net cash provided by operating activities:
 Depreciation and amortization                            17,463        16,136
 Minority interest                                         1,479             -
 Other                                                     1,898           202
 Changes in current assets and liabilities:
   Accounts receivable                                   (15,247)       (6,021)
   Merchandise inventories                              (137,896)     (148,108)
   Other current assets                                    3,789         7,455
   Accounts payable and
     accrued liabilities                                 108,262        35,013
                                                     -----------    -----------

Net cash provided by (used for) operating
  activities                                              17,191       (69,751)
                                                     -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                   (28,529)      (30,492)
  Purchases of held-to-maturity securities              (174,358)     (160,652)
  Maturities of held-to-maturity securities              130,012       119,015
                                                     -----------    -----------


Net cash used for investing activities                   (72,875)       (72,129)
                                                     -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                65,000        125,000
  Repurchase of common stock                                   -        (15,356)
  Distributions paid                                      (1,555)             -
  Other financing activities                                 270            253
                                                     -----------    -----------


Net cash provided by financing activities                 63,715        109,897
                                                     -----------    -----------


CASH AND EQUIVALENTS
  Increase (decrease) during the period                    8,031        (31,983)
  Beginning balance                                       29,191         56,644
                                                     -----------    -----------
  Ending balance                                      $   37,222     $   24,661
                                                     ===========    ===========

See Notes to Condensed Consolidated Financial Statements.





                  THE NEIMAN MARCUS GROUP, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
1.   Basis of presentation

The Condensed Consolidated Financial Statements of The Neiman Marcus Group, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the Consolidated Financial Statements included in the Company's Annual Report on Form 10-
K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The retail industry is seasonal in nature, and the results of operations for these periods historically have not been indicative of the results for a full year.

Certain reclassifications and restatements have been made to the fiscal 1999 financial statements to conform to the fiscal 2000 presentation.

2.   Merchandise inventories

During the thirteen weeks ended October 30, 1999, the Company changed its method of determining the cost of inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Management believes that the FIFO method better measures the current value of such inventories and provides a more appropriate matching of revenues and expenses. Under the current low-inflationary environment, the use of the FIFO method will more accurately reflect the Company's financial position.

The change to the FIFO method has been applied by retroactively restating the accompanying condensed consolidated financial statements. The effect of this change was to increase merchandise inventories, accrued liabilities and retained earnings by $15.6 million, $6.2 million and $9.4 million, respectively, as of October 31, 1998, and to increase merchandise inventories and retained earnings by $16.8 million and $10.1 million, respectively, and to decrease the deferred tax asset by $6.7 million as of July 31, 1999. For the thirteen weeks ended October 31, 1998 the effect of the change increased net earnings by $.6 million.

3.   Earnings per share

Pursuant to the provisions of Statement of Financial Accounting
Standards No. 128, "Earnings per Share," the weighted average shares used in computing basic and diluted earnings per share (EPS) are as presented in the table below. No adjustments were made to net earnings for the computations of basic and diluted EPS during the periods presented.

Options to purchase 784,440 and 430,850 shares of common stock were not included in the computation of diluted EPS for the thirteen weeks ended October 30, 1999 and October 31, 1998, respectively, because the exercise price of those options was greater than the average market price of the common shares.


      (In thousands of shares)                    Thirteen Weeks Ended
                                             --------------------------
                                             October 30,    October 31,
                                                    1999           1998
                                             -----------    -----------
      Shares for computation of basic EPS         49,042         49,460
      Effect of assumed option exercises              80            114
                                             -----------    -----------

      Shares for computation of diluted EPS       49,122         49,574
                                             ===========    ===========

4.   Authorized Capital

On September 15, 1999, shareholders of the Company approved a proposal to amend the Company's Restated Certificate of Incorporation to increase the Company's authorized capital to 250 million shares of common stock (consisting of 100 million shares of Class A Common Stock, 100 million shares of Class B Common Stock and 50 million shares of a new Class C Common Stock having one-tenth (1/10) of one vote per share) and 50 million shares of preferred stock.




                  THE NEIMAN MARCUS GROUP, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

5.    Spin-off from Harcourt General, Inc.

On October 22, 1999, Harcourt General, Inc. (Harcourt General) completed the spin-off of its controlling equity position in the Company in a tax-free distribution to its shareholders. Harcourt General distributed approximately 21.4 million of its approximately 26.4 million shares of the Company. Harcourt General retained approximately 5.0 million shares.

Each common shareholder of Harcourt General received .3013 of a share of Class B Common Stock of the Company for every share of Harcourt General Common Stock and Class B Stock held on October 12, 1999, which was the record date for the distribution. In connection with the distribution, the Company and Harcourt General entered into various agreements which govern their ongoing relationship.

6.   Operating Segments

The Company has two reportable business segments: specialty retail stores and direct marketing. The specialty retail stores segment includes all the operations of Neiman Marcus Stores and Bergdorf Goodman. Direct marketing includes the operations of NM Direct, which publishes NM by Mail, the Horchow catalogues, Chef's Catalog and the Neiman Marcus Christmas Catalogue. Other includes unallocated corporate expenses, costs incurred to launch the Company's e-commerce business and operations which do not meet the quantitative thresholds of Statement of Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

The Company's senior management evaluates the performance of the Company's assets on a consolidated basis. Therefore, separate financial information for the Company's assets on a segment basis is not presented.

The following tables set forth the information for the Company's reportable segments:

(In Thousands)              Thirteen Weeks              Thirteen Weeks
                    Ended October 30, 1999      Ended October 31, 1998
                    ----------------------      ----------------------

REVENUES
Specialty Retail Stores       $    575,812                  $  510,734
Direct Marketing                    86,141                      76,379
Other                               15,717                           -
                              ------------                  ----------
Total                         $    677,670                  $  587,113
                              ============                  ==========
OPERATING EARNINGS
Specialty Retail Stores       $     67,784                   $  48,398
Direct Marketing                     4,999                       2,941
Other                               (3,219)                     (3,281)
                              ------------                  ----------

Total                         $     69,564                  $   48,058
                              ============                  ==========


7.   Stockholder Rights Plan

On October 6, 1999, the Company's Board of Directors adopted a stockholder rights plan. The rights plan is designed to improve the ability of the Company's board to protect and advance the interests of the Company's stockholders in the event of an unsolicited proposal to acquire a significant interest in the Company.

8.   Stock Repurchase Program

In October 1999, the Company's Board of Directors authorized an increase in the stock repurchase program to two million shares. During November 1999, the Company repurchased 270,400 shares at an average price of $22.53 per share; 1,729,600 shares were remaining under the stock repurchase program.





                  THE NEIMAN MARCUS GROUP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Thirteen Weeks Ended October 30, 1999 compared with the Thirteen Weeks Ended October 31, 1998

Revenues in the thirteen weeks ended October 30, 1999 increased $90.6 million or 15.4% over revenues in the thirteen weeks ended October 31, 1998. The increase in revenues was primarily attributable to comparable sales growth, sales from the Kate Spade LLC and Kusin Gurwitch Products subsidiaries, majority interests in which were acquired in fiscal 1999 as part of the Company's brand development initiative and sales from the Neiman Marcus store in Hawaii opened in September 1998. Specialty retail stores revenues in the thirteen weeks ended October 30, 1999 increased $65.1 million or 12.7% over the prior year. Direct marketing revenues in the thirteen weeks ended October 30, 1999 increased $9.8 million or 12.8% over the prior year. Total comparable sales for the Company increased 10.8%. Comparable sales increased 10.6% at Neiman Marcus Stores, 10.5% at Bergdorf Goodman and 12.8% at NM Direct.

Cost of goods sold including buying and occupancy costs increased $41.8 million or 10.9% to $425.7 million compared to the same period last year, primarily due to increased sales. As a percentage of revenues, cost of goods sold decreased to 62.8% from 65.4% in the prior year, due primarily to higher comparable sales, lower markdowns, higher markups on goods sold and, to a lesser extent, proportionately lower buying and occupancy costs.

Selling, general and administrative expenses increased $27.0 million or 17.8% to $178.8 million. As a percentage of revenues, selling, general and administrative expenses increased to 26.4% from 25.9% in the prior year. The increase is primarily attributable to expenses incurred to launch the Company's new e-commerce business and higher selling and sales promotion expenses.

Interest expense increased 10.6% to $6.8 million in the thirteen weeks ended October 30, 1999 from $6.1 million in the prior year. The increase resulted from a higher effective interest rate on borrowings.

The Company's effective income tax rate was 38% in the thirteen weeks ended October 30, 1999, as compared to 39% in the thirteen weeks ended October 31, 1998.

Changes in Financial Condition and Liquidity Since July 31, 1999

During the thirteen weeks ended October 30, 1999, the Company financed its working capital needs and capital expenditures primarily with cash from operations and borrowings under its revolving credit facility. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Condensed Consolidated Statements of Cash Flows.

Net cash provided by operating activities was $17.2 million during the first thirteen weeks of fiscal 2000. The primary items affecting working capital were increases in merchandise inventories of $137.9 million and accounts payable and accrued liabilities of $108.3 million. The seasonal increases in inventories and accounts payable are primarily due to the holiday selling season.

Capital expenditures were $28.5 million during the thirteen week period ended October 30, 1999 as compared to $30.5 million in the prior year period. Capital expenditures were primarily related to existing store renovations, including remodeling at Bergdorf Goodman's main store. Capital expenditures are expected to approximate $130.0 million during fiscal 2000.

The Company increased its bank borrowings by $65.0 million since July 31, 1999. At October 30, 1999 the Company had $360.0 million available under its revolving credit facility. In September 1999 the Company reduced the revolving credit facility to $450 million to reflect its current and anticipated cash flow requirements.





                  THE NEIMAN MARCUS GROUP, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition and Liquidity Since July 31, 1999 (cont'd)

In October 1999, the Company's Board of Directors authorized an increase in the stock repurchase program to two million shares. During November 1999, the Company repurchased 270,400 shares at an average price of $22.53 per share; 1,729,600 shares were remaining under the stock repurchase program.

Kate Spade LLC, a majority owned subsidiary of the Company, distributed $1.6 million to its minority shareholders.

The Company's five year revolving securitization of its accounts receivable matures in fiscal 2000. The Company expects to finance with similar securities the repayment of the Class A and B certificates, which were sold to third parties under the securitization and which have an aggregate principal value of $246 million. The Company believes that it will have sufficient resources to fund its planned capital growth, operating requirements and the maturities of the Class A and B certificates.

Year 2000 Date Conversion

The Company has completed its assessment of its hardware and software systems, including the embedded systems in the Company's buildings, property and equipment, and is implementing plans to ensure that the operations of such systems will not be adversely affected by the Year 2000 date change.

The Company is presently in the process of renovating non-compliant systems and implementing converted and replaced systems for substantially all of its hardware and software systems. The Company estimates that its efforts to make these systems Year 2000 compliant are substantially complete.

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

Management presently believes the Company's most reasonably likely worst case Year 2000 scenario could arise from a business interruption caused by governmental agencies, utility companies, telecommunication service companies, shipping companies or other service providers outside the Company's control. There can be no assurance that such providers will not suffer business interruption caused by a Year 2000 issue. Such an interruption could have a material adverse effect on the Company's results of operations. The Company is in the process of developing a contingency plan for continuing operations in the event of Year 2000 failures, and the current target for completing that plan is December 1999.




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





                  THE NEIMAN MARCUS GROUP, INC.

PART II


Item 4.   Submission of Matters to a Vote of Security Holders.

            A special meeting of stockholders was held on September 15, 1999. The following matters were voted upon at the meeting:

            1. Adoption of the Amended and Restated Plan of Merger dated
               July 1, 1999 among the Company, Harcourt General and Spring Merger Corporation, a wholly owned subsidiary of Harcourt General.

               For            41,839,682
               Against         2,931,507
               Abstain            26,690

            2. Approval of an amendment to the Company's Restated
               Certificate of Incorporation to increase the minimum number of directors on the Company's Board of Directors from three to six, and to include a provision establishing the range of directors from six to nine.

               For            39,229,722
               Against         5,530,543
               Abstain            37,613

            3. Approval of an amendment to the Company's Restated
               Certificate of Incorporation to include a provision requiring the approval of 66-2/3% of the total voting power of the outstanding shares of the Company's common stock to approve any merger or consolidation, any sale, lease exchange or other disposition of all or substantially all of the Company's assets and; unless approved by two-thirds of the Company's Board, any issuance of voting securities of The Neiman Marcus Group that would require shareholder approval.

               For            39,108,543
               Against         5,643,246
               Abstain            46,090

           4. Approval to amend the Company's Restated Certificate of Incorporation to increase the Company's authorized capital to 250 million shares of common stock consisting of 100 million shares of Class A Common Stock, 100 million shares of Class B Common Stock and 50 million shares of a new Class C Common Stock having one-tenth (1/10) of one vote per share and 50 million shares of preferred stock.

               For            39,911,247
               Against         4,843,606
               Abstain            43,036




                  THE NEIMAN MARCUS GROUP, INC.


  Item 6.   Exhibits and Reports on Form 8-K.

       (a)  Exhibits.

       10.1 Amended and Restated Intercompany Services Agreement dated as of November 1, 1999 between the Company and Harcourt
       General, Inc.

       10.2 The Neiman Marcus Group, Inc. 1997 Incentive Plan, as amended.

       10.3 Termination and Change of Control Agreement between the Company and Burton M. Tansky dated October 6, 1999 as supplemented by Letter Agreement dated November 11, 1999

       10.4 Termination and Change of Control Agreement between the Company and Gerald A. Sampson dated October 6, 1999, as supplemented by Letter Agreement dated November 17, 1999.

       18.1  Letter regarding Change in Accounting
       Principle

       27.1 Financial data schedules.

       (b)  Reports on Form 8-K.

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


     THE NEIMAN MARCUS GROUP, INC.


Signature               Title                           Date


Principal Financial     Senior Vice President and       December 10, 1999
Officer:                Chief Financial Officer



S/ John R. Cook
John R. Cook




Principal Accounting    Vice President and Controller   December 10, 1999
Officer:



S/ Catherine N. Janowski
Catherine N. Janowski