Form 10-Q
period 2000-01-29
NEIMAN MARCUS GROUP INC
filed 2000-03-10
CIK 819539

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended                  January 29, 2000
                     ---------------------------------------------------

Commission File Number                      1-9659
                      --------------------------------------------------


                          THE NEIMAN MARCUS GROUP, INC.
------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)



        Delaware                                             95-4119509
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)



27 Boylston Street, Chestnut Hill,MA                                      02467
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)




                                 (617) 232-0760
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  YES  [X]                  NO [ ]



As of March 3, 2000, the number of outstanding shares of each of the issuer's classes of common stock was:

Class                                            Outstanding Shares
-----                                            ------------------
Class A Common Stock, $.01 Par Value                 27,918,635
Class B Common Stock, $.01 Par Value                 20,948,332

                          THE NEIMAN MARCUS GROUP, INC.



                                    I N D E X
                                    ---------


Part I.  FINANCIAL INFORMATION                                                                   Page
                                                                                                Number
                                                                                                ------
  Item 1.         Condensed Consolidated Balance Sheets as of January 29, 2000,
                     July 31, 1999 and January 30, 1999                                            1

                  Condensed Consolidated Statements of Earnings for the Twenty-Six
                     and Thirteen Weeks ended January 29, 2000 and January 30, 1999                2

                  Condensed Consolidated Statements of Cash Flows for the Twenty-
                     Six Weeks ended January 29, 2000 and January 30, 1999                         3

                  Notes to Condensed Consolidated Financial Statements                            4-6

  Item 2.         Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                    7-9




Part II. OTHER INFORMATION

  Item 4.         Submission of Matters to a Vote of Security Holders                             10

  Item 6.         Exhibits and Reports on Form 8-K                                                11


Signatures                                                                                        12




                          THE NEIMAN MARCUS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands)
                                             January 29,      July  31,      January 30,
                                                    2000           1999             1999
                                             -----------     ----------      -----------
                                                             (Restated)       (Restated)
ASSETS
Current assets:
  Cash and equivalents                       $   58,179      $   29,191      $   80,600
  Undivided interests in NMG
    Credit Card Master Trust                    241,923         133,151         203,282
  Accounts receivable, net                       69,586          59,317          58,914
  Merchandise inventories                       538,138         545,252         512,410
  Deferred income taxes                          15,255          15,255          24,058
  Other current assets                           52,767          53,102          60,229
                                             ----------      ----------      ----------

      Total current assets                      975,848         835,268         939,493

Property and equipment, net                     522,608         513,439         505,456

Other assets                                    156,716         163,583         123,973
                                             ----------      ----------      ----------

      Total assets                           $1,655,172      $1,512,290      $1,568,922
                                             ==========      ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities
    of long-term liabilities                 $      953      $      921      $    5,932
  Accounts payable                              228,407         203,071         186,920
  Accrued liabilities                           211,676         176,188         215,719
                                             ----------      ----------      ----------

      Total current liabilities                 441,036         380,180         408,571

Long-term liabilities:
  Notes and debentures                          284,651         274,640         344,628
  Other long-term liabilities                    73,624          74,664          70,147
  Deferred income taxes                          32,038          32,038          37,139
                                             ----------      ----------      ----------

    Total long-term liabilities                 390,313         381,342         451,914
                                             ----------      ----------      ----------

Minority interest                                 6,472           4,485           1,098

Shareholders' equity:
Common stock                                        488             490             490
Additional paid-in capital                      459,654         467,283         466,412
Retained earnings                               357,209         278,510         240,437
                                             ----------      ----------      ----------

  Total shareholders' equity                    817,351         746,283         707,339
                                             ----------      ----------      ----------

Total liabilities and shareholders'
  equity                                     $1,655,172      $1,512,290      $1,568,922
                                             ==========      ==========      ==========


           See Notes to Condensed Consolidated Financial Statements.

                          THE NEIMAN MARCUS GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


(In thousands except for                             Twenty-Six Weeks Ended              Thirteen Weeks Ended
 per share amounts)                               -----------------------------       ---------------------------
                                                  January 29,       January 30,       January 29,     January 30,
                                                         2000              1999              2000            1999
                                                  -----------       -----------       -----------     -----------
                                                                     (Restated)                       (Restated)

Revenues                                          $1,567,949        $1,376,267        $890,279        $789,154
Cost of goods sold including buying and
  occupancy costs                                  1,027,280           930,642         601,562         546,754
Selling, general and administrative expenses         388,757           332,981         209,917         181,095
Corporate expenses                                     7,767             6,973           4,219           3,692
                                                  ----------       -----------       ---------       ---------

Operating earnings                                   144,145           105,671          74,581          57,613

Interest expense                                     (12,789)          (13,135)         (6,003)         (6,999)
                                                  ----------       -----------       ---------       ---------

Earnings before income taxes and
  minority interest                                  131,356            92,536          68,578          50,614

Income taxes                                         (49,915)          (36,089)        (26,059)        (19,739)
                                                  ----------       -----------       ---------       ---------

Earnings before minority interest                      81,441            56,447          42,519          30,875

Minority interest in net losses
  (earnings) of subsidiaries                           (2,742)              332          (1,263)            332
                                                  -----------       -----------       ---------       ---------
Net earnings                                      $    78,699       $    56,779       $  41,256       $  31,207
                                                  ===========       ===========       =========       =========


Weighted average number of common and common equivalent shares outstanding:

  Basic                                                48,844            49,233          48,610          49,006
                                                  ===========       ===========       =========       =========
  Diluted                                              49,035            49,347          48,888          49,108
                                                  ===========       ===========       =========       =========


Earnings per share:

  Basic                                           $      1.61       $      1.15       $     .85       $     .64
                                                  ===========       ===========       =========       =========
  Diluted                                         $      1.60       $      1.15       $     .84       $     .64
                                                  ===========       ===========       =========       =========


           See Notes to Condensed Consolidated Financial Statements.

                          THE NEIMAN MARCUS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In thousands)                                         Twenty-Six Weeks Ended
                                                     --------------------------
                                                     January 29,    January 30,
                                                            2000           1999
                                                     -----------    -----------
                                                                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                        $  78,699       $  56,779
 Adjustments to reconcile net earnings
  to net cash provided by operating activities:
 Depreciation and amortization                          36,886          32,893
 Minority interest                                       2,742            (332)
 Other                                                   5,451           3,677
 Changes in current assets and liabilities:
  Accounts receivable                                  (10,269)         (4,239)
  Merchandise inventories                                7,114           2,126
  Other current assets                                     335             973
  Taxes payable                                          9,579          24,117
  Accounts payable and
    accrued liabilities                                 51,928         (14,054)
                                                     ---------       ---------

Net cash provided by operating
  activities                                           182,465         101,940
                                                     ---------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                 (42,792)        (55,900)
  Acquisition of Gurwitch Bristow Products, net             --          (2,778)
  Purchases of held-to-maturity securities            (444,765)       (397,009)
  Maturities of held-to-maturity securities            373,493         332,594
                                                     ---------       ---------

Net cash used for investing activities                (114,064)       (123,093)
                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                              10,000          60,000
  Repurchase of common stock                           (10,012)        (15,356)
  Distributions paid                                    (2,435)             --
  Repayment of receivables securitization              (37,500)             --
  Other financing activities                               534             465
                                                     ---------       ---------

Net cash provided by financing activities              (39,413)         45,109
                                                     ---------       ---------

CASH AND EQUIVALENTS
  Increase during the period                            28,988          23,956
  Beginning balance                                     29,191          56,644
                                                     ---------       ---------
  Ending balance                                     $  58,179       $  80,600
                                                     =========       =========


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

2.      MERCHANDISE INVENTORIES

        During the thirteen weeks ended October 30, 1999, the Company changed its method of determining the cost of inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Management believes that the FIFO method better measures the current value of such inventories and provides a more appropriate matching of revenues and expenses. Under the current low-inflationary environment, the use of the FIFO method more accurately reflects the Company's financial position.

        The change to the FIFO method has been applied by retroactively restating the accompanying condensed consolidated financial statements. The effect of this change was to increase merchandise inventories, accrued liabilities and retained earnings by $16.6 million, $6.6 million and $10.0 million, respectively, as of January 30, 1999, and to increase merchandise inventories and retained earnings by $16.8 million and $10.1 million, respectively, and to decrease the deferred tax asset by $6.7 million as of July 31, 1999. For the twenty-six weeks ended January 30, 1999, the effect of the change increased net earnings by $1.2 million. For the thirteen weeks ended January 30, 1999 the effect of the change increased net earnings by $.6 million.

3.      EARNINGS PER SHARE

        Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," the weighted average shares used in computing basic and diluted earnings per share (EPS) are as presented in the table below. No adjustments were made to net earnings for the computations of basic and diluted EPS during the periods presented.

        Options to purchase 975,080 and 572,230 shares of common stock were not included in the computation of diluted EPS for the twenty-six and thirteen weeks ended January 29, 2000, respectively, because the exercise price of those options was greater than the average market price of the common shares. Options to purchase 896,300 shares of common stock were not included in the computation of diluted EPS for both the twenty-six and thirteen weeks ended January 30, 1999 because the exercise price of those options was greater than the average market price of the common shares.

                             TWENTY-SIX WEEKS ENDED      THIRTEEN WEEKS ENDED
                            ------------------------    ------------------------
(in thousands of shares)    January 29,  January 30,    January 29,  January 30,
                                   2000         1999           2000         1999
                            -----------  -----------    -----------  -----------
Shares for computation
 of basic EPS                    48,844       49,233         48,610       49,006
Effect of dilutive stock
 options and nonvested stock
 under common stock
 incentive plans                    191          114            278          102
                            -----------  -----------    -----------  -----------

Shares for computation
 of diluted EPS                  49,035       49,347         48,888       49,108
                            ===========  ===========    ===========  ===========

                          THE NEIMAN MARCUS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.      AUTHORIZED CAPITAL

        On September 15, 1999, shareholders of the Company approved a proposal to amend the Company's Restated Certificate of Incorporation to increase the Company's authorized capital to 250 million shares of common stock (consisting of 100 million shares of Class A Common Stock, 100 million shares of Class B Common Stock and 50 million shares of a new Class C Common Stock (having one-tenth (1/10) of one vote per share) and 50 million shares of preferred stock.

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

        Each common shareholder of Harcourt General received .3013 of a share of Class B Common Stock of the Company for every share of Harcourt General Common Stock and Class B Stock held on October 12, 1999, which was the record date for the distribution. The Company and Harcourt General are parties to various agreements which govern their ongoing relationship.

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

        The following tables set forth the information for the Company's reportable segments:

(in thousands)              Twenty-Six Weeks    Twenty-Six Weeks      Thirteen Weeks       Thirteen Weeks
                            Ended January 29,   Ended January 30,     Ended January 29,    Ended January 30,
                                         2000                1999                  2000                 1999
                            -----------------   -----------------     -----------------    -----------------
REVENUES
Specialty Retail Stores        $1,334,692          $1,196,738             $758,880             $686,004
Direct Marketing                  201,228             178,380              115,087              102,001
Other                              32,029               1,149               16,312                1,149
                               ----------          ----------             --------             --------
Total                          $1,567,949          $1,376,267             $890,279             $789,154
                               ==========          ==========             ========             ========

OPERATING EARNINGS
Specialty Retail Stores        $  139,840          $  106,327             $ 72,056             $ 57,929
Direct Marketing                   12,547               6,851                7,548                3,910
Other                              (8,242)             (7,507)              (5,023)              (4,226)
                               ----------          ----------             --------             --------
Total                          $  144,145          $  105,671             $ 74,581             $ 57,613
                               ==========          ==========             ========             ========

                          THE NEIMAN MARCUS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.      STOCKHOLDER RIGHTS PLAN

        On October 6, 1999, the Company's Board of Directors adopted a stockholder rights plan. The rights plan is designed to improve the ability of the Company's board to protect and advance the interests of the Company's stockholders in the event of an unsolicited proposal to acquire a significant interest in the Company.

8.      STOCK REPURCHASE PROGRAM

        In October 1999, the Company's Board of Directors authorized an increase in the stock repurchase program to two million shares. During the twenty-six weeks ended January 29, 2000, the Company repurchased 427,800 shares at an average price of $23.41 per share. Subsequent to January 29, 2000, the Company repurchased an additional 187,700 shares at an average price of $21.01 per share; 1,384,500 shares were remaining under the stock repurchase program.

9.      RECENT ACCOUNTING DEVELOPMENTS

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," to clarify the revenue recognition rules for certain types of transactions. The Company is currently evaluating the effect of implementing SAB 101.

                          THE NEIMAN MARCUS GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE TWENTY-SIX WEEKS ENDED JANUARY 29, 2000 COMPARED WITH THE TWENTY-SIX WEEKS ENDED JANUARY 30, 1999

Revenues in the twenty-six weeks ended January 29, 2000 increased $191.7 million or 13.9% over revenues in the twenty-six weeks ended January 30, 1999. The increase in revenues was primarily attributable to comparable sales growth and sales from the Kate Spade LLC and Gurwitch Bristow Products subsidiaries, majority interests in which were acquired in fiscal 1999 as part of the Company's brand development initiative. Specialty retail stores revenues in the twenty-six weeks ended January 29, 2000 increased $138.0 million or 11.5% over the prior year. Direct marketing revenues in the twenty-six weeks ended January 29, 2000 increased $22.8 million or 12.8% over the prior year. Total comparable sales for the Company increased 10.7%. Comparable sales increased 10.3% in the specialty retail store segment and 12.8% in the direct marketing segment.

Cost of goods sold including buying and occupancy costs increased $96.6 million or 10.4% to $1.03 billion compared to the same period last year, primarily due to increased sales. As a percentage of revenues, cost of goods sold decreased to 65.5% from 67.6% in the prior year, due primarily to higher comparable sales, lower markdowns, higher markups on goods sold and, to a lesser extent, proportionately lower buying and occupancy costs.

Selling, general and administrative expenses increased $55.8 million or 16.8% to $388.8 million. As a percentage of revenues, selling, general and administrative expenses increased to 24.8% from 24.2% in the prior year, primarily attributable to expenses incurred to launch the Company's new e-commerce business.

Interest expense decreased 2.6% to $12.8 million in the twenty-six weeks ended January 29, 2000 from $13.1 million in the prior year. The decrease resulted primarily from lower average outstanding borrowings during the period.

The Company's effective income tax rate was 38% in the twenty-six weeks ended January 29, 2000, as compared to 39% in the twenty-six weeks ended January 30, 1999.

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED JANUARY 29, 2000 COMPARED WITH THE THIRTEEN WEEKS ENDED JANUARY 30, 1999

Revenues in the thirteen weeks ended January 29, 2000 increased $101.1 million or 12.8% over revenues in the thirteen weeks ended January 30, 1999. The increase in revenues was primarily attributable to comparable sales growth and sales from the Kate Spade LLC and Gurwitch Bristow Products subsidiaries. Specialty retail store revenues in the thirteen weeks ended January 29, 2000 increased $72.9 million or 10.6% over the prior year. Direct marketing revenues in the thirteen weeks ended January 29, 2000 increased $13.1 million or 12.8% over the prior year. Total comparable sales for the Company increased 10.6%. Comparable sales increased 10.0% in the specialty retail store segment and 12.8% in the direct marketing segment.

Costs of goods sold including buying and occupancy costs increased 10.0% to $601.6 million in the thirteen week period ended January 29, 2000 compared to the same period last year, primarily due to increased sales and lower markdowns. As a percentage of revenues, cost of goods sold decreased to 67.6% from 69.3% in the prior year, primarily due to lower markdowns.

Selling, general and administrative expenses increased 15.9% to $209.9 million from $181.1 million in the prior year, primarily due to higher sales volume. As a percentage of revenues, selling, general and administrative expenses increased to 23.6% from 22.9% from the prior year, principally reflecting expenses incurred to launch the Company's new e-commerce business.

Interest expense decreased 14.2% to $6.0 million in the thirteen weeks ended January 29, 2000. The decrease resulted primarily from lower average outstanding borrowings during the period.

The Company's effective income tax rate was 38% in the thirteen weeks ended January 29, 2000, as compared to 39% in the thirteen weeks ended January 30, 1999.

                          THE NEIMAN MARCUS GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION AND LIQUIDITY SINCE JULY 31, 1999

During the twenty-six weeks ended January 29, 2000, the Company financed its working capital needs and capital expenditures primarily with cash from operations and borrowings under its revolving credit facility. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Condensed Consolidated Statements of Cash Flows.

Net cash provided by operating activities was $182.5 million during the first twenty-six weeks of fiscal 2000 as compared to $101.9 million in the prior year period. The most significant item affecting working capital was an increase in accounts payable and accrued liabilities of $51.9 million.

Capital expenditures were $42.8 million during the twenty-six week period ended January 29, 2000 as compared to $55.9 million in the prior year period. Capital expenditures were primarily related to existing store renovations, including remodeling at Bergdorf Goodman's main store. Capital expenditures are expected to approximate $130.0 million during fiscal 2000.

The Company has increased its bank borrowings by $10.0 million since July 31, 1999. At January 29, 2000 the Company had $415.0 million available under its revolving credit facility. In September 1999 the Company reduced the revolving credit facility from $650 million to $450 million to reflect its current and anticipated cash flow requirements.

The Company's five year revolving securitization of its accounts receivable matures in fiscal 2000. In January 2000, the Company used proceeds from its credit facility to repay $37.5 million of the $246 million of certificates sold to third parties under the securitization. The Company will repay $37.5 million to third parties each month for six successive months with a final payment of $21.0 million in July 2000. The Company's undivided interests in NMG Credit Card Master Trust will increase by the amount of each repayment. The Company intends to ultimately finance the repayment of the certificates with a new securitization during fiscal 2000.

In October 1999, the Company's Board of Directors authorized an increase in the stock repurchase program to two million shares. In the twenty-six weeks ended January 29, 2000, the Company repurchased 427,800 shares at an average price of $23.41 per share. Subsequent to January 29, 2000, the Company repurchased an additional 187,700 shares at an average price of $21.01 per share; at March 3, 2000, 1,384,500 shares were remaining under this program.

Kate Spade LLC, a majority owned subsidiary of the Company, distributed $2.4 million to its minority shareholders.

The Company believes that it will have sufficient resources to fund its planned capital growth, operating requirements and the maturities of the securitization certificates.

YEAR 2000 DATE CONVERSION

The Company has completed its assessment of its hardware and software systems, including the embedded systems in the Company's buildings, property and equipment, and has implemented plans to ensure that the operations of such systems would not be adversely affected by the Year 2000 date change. As of the date of this report, the Company has not experienced any significant problems with its hardware and software systems related to the Year 2000 date change.

The Company established a program to communicate with its significant suppliers and vendors to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to rectify their own Year 2000 issues. As of the date of this filing, the Company has not experienced any significant problems with its suppliers and vendors related to the Year 2000 date change. The Company is not presently aware of any significant exposure arising from potential third party failures. However, there can be no assurance that the systems of other companies on which the Company's systems or operations rely have been successfully converted or that any failure of such parties to achieve Year 2000 compliance would not have an adverse effect on the Company's results of operations.

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

                          THE NEIMAN MARCUS GROUP, INC.

PART II


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Annual Meeting of Stockholders was held on January 21, 2000. The following matters were voted upon at the meeting:

         1.       Election of three Class III directors.

                  VINCENT M. O'REILLY (CLASS A)           JOHN R. COOK (CLASS B)
                  -----------------------------           ----------------------
                  For               24,826,570            For        18,241,907
                  Against              793,155            Against       963,326

                  JEAN HEAD SISCO (CLASS B)
                  ----------------------------
                  For               18,236,364
                  Against              968,869


         2. Approval of an amendment of the Company's 1997 Incentive Plan to increase the shares reserved for issuance under the Plan.

                  For               26,785,806
                  Against           13,932,992
                  Abstain              377,423
                  Non-Voting         3,728,735


         3. Ratification of the appointment by the Board of Directors of Deloitte & Touche LLP as the Company's independent auditors for the 2000 fiscal year.


                  For               44,469,151
                  Against               34,168
                  Abstain              321,638



         4. Stockholder proposal concerning cumulative voting in the election of directors.

                  For               10,666,718
                  Against           29,672,107
                  Abstain              736,656
                  Non-voting         3,749,566

                          THE NEIMAN MARCUS GROUP, INC.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   EXHIBITS.

        10.1  The Neiman Marcus Group, Inc. 1997 Incentive Plan as amended.
        27.1  Financial data schedules.

        (b)   REPORTS ON FORM 8-K.

              The Company did not file any reports on Form 8-K during the thirteen week period ended January 29, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                          THE NEIMAN MARCUS GROUP, INC.


SIGNATURE                      TITLE                             DATE
---------                      -----                             ----

Principal Financial             Senior Vice President and         March 10, 2000
Officer:                        Chief Financial Officer


/s/ John R. Cook
-------------------------
John R. Cook



Principal Accounting            Vice President and Controller     March 10, 2000
Officer:



/s/ Catherine N. Janowski
-------------------------
Catherine N. Janowski