Form 10-Q
period 2000-04-29
NEIMAN MARCUS GROUP INC
filed 2000-06-13
CIK 819539

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended          April 29, 2000

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

YES   X       NO

As of June 5, 2000, the number of outstanding shares of each of the issuer's classes of common stock was:

Class                                           Outstanding Shares
Class A Common Stock, $.01 Par Value                   27,485,638
Class B Common Stock, $.01 Par Value                   19,952,432

THE NEIMAN MARCUS GROUP, INC.

I N D E X

Part I.     Financial Information                                        Page
                                                                       Number

  Item 1.   Condensed Consolidated Balance Sheets as of April 29,
             2000, July 31, 1999 and May 1, 1999                          1

            Condensed Consolidated Statements of Earnings for the
             Thirty-Nine and Thirteen Weeks ended April 29, 2000 and
             May 1, 1999                                                  2

            Condensed Consolidated Statements of Cash Flows for the
             Thirty-Nine Weeks ended April 29, 2000 and May 1, 1999      3

            Notes to Condensed Consolidated Financial Statements       4-6

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       7-9

Part II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K                              10

Signatures                                                               11

THE NEIMAN MARCUS GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)
                                              April 29,    July 31,     May 1,
                                                  2000        1999        1999
                                                        (Restated)  (Restated)
Assets
Current assets:
  Cash and equivalents                     $   54,025   $    29,191 $   39,592
  Undivided interests in NMG
    Credit Card Master Trust                  333,823      133,151    185,268
  Accounts receivable, net                     72,944       59,317      63,535
  Merchandise inventories                     622,871      545,252    587,629
  Deferred income taxes                        15,255       15,255      24,058
  Other current assets                         36,404       53,102      43,887

    Total current assets                    1,135,322      835,268    943,969

Property and equipment, net                   524,291      513,439    506,409

Other assets:

  Goodwill and other intangible
    assets, net                               130,223       134,853    136,225
  Other                                         23,898       28,730     17,021

    Total other assets                        154,121      163,583     153,246

    Total assets                          $ 1,813,734  $ 1,512,290  $1,603,624

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities
    of long-term liabilities              $     3,120  $       921 $    13,132
  Accounts payable                            260,605       203,071    176,378
  Accrued liabilities                         228,328      176,188     239,446

    Total current liabilities                 492,053      380,180    428,956

Long-term liabilities:
  Notes and debentures                        379,657      274,640     319,634
  Other long-term liabilities                  72,642       74,664     70,854
  Deferred income taxes                        32,038       32,038      37,139

    Total long-term liabilities               484,337      381,342    427,627

Minority interest                               8,326         4,485      3,578

Shareholders' equity:

Common stock                                       480          490        491
Additional paid-in capital                    426,149      467,283    466,697
Retained earnings                             402,389       278,510    276,275

     Total shareholders' equity               829,018      746,283    743,46 3

Total liabilities and shareholders'
 equity                                   $ 1,813,734   $ 1,512,290 $1,603,624

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(In thousands except for     Thirty-Nine Weeks Ended   Thirteen Weeks Ended
  per share amounts)            April 29,      May 1,  April 29,      May 1,
                                    2000         1999        2000        1999
                                           (Restated)              (Restated)
Revenues                     $ 2,262,240  $1,988,026  $   694,291 $   611,759
Cost of goods sold including
  buying and  occupancy costs  1,464,862   1,327,058     437,582     396,416
Selling, general and
  administrative expenses        561,302     478,174     172,545     145,193
Corporate expenses                12,169      10,538       4,402        3,565

Operating earnings               223,907     172,256      79,762      66,585

Interest expense                 (17,827)    (19,185)     (5,038)      (6,050)

Earnings before income taxes and
  minority interest              206,080     153,071      74,724      60,535

Income taxes                     (78,310)    (59,698)    (28,395)     (23,609)

Earnings before minority
  interest                       127,770      93,373      46,329       36,926

Minority interest in net earnings
  of subsidiaries                 (3,891)       (756)     (1,149)   ;   (1,088)
Net earnings                 $   123,879  $   92,617   $  45,180    ;$  35,838

Weighted average number of common and
  common equivalent shares outstanding:

  Basic                          48,695      49,159       47,908       49,012

  Diluted                        48,907      49,263       48,130       49,117

Earnings per share:

  Basic                      $     2.54  $     1.88    $     .94    $     .73

  Diluted                    $     2.53  $     1.88    $     .94    $     .73

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)                                     Thirty-Nine Weeks Ended
                                                       April 29,         May 1,
                                                           2000          1999
                                                                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                     $     123,879    $    92,617
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
Depreciation and amortization                          54,142          49,955
Minority interest                                        3,891            756
Other                                                    7,056          5,405
Changes in current assets and liabilities:
  Accounts receivable                                 (13,627)         (6,217)
  Merchandise inventories                             (77,619)        (70,219)
  Other current assets                                 16,698          17,366
  Accounts payable                                      57,534        (28,811)
  Accrued liabilities                                  52,569          47,434

Net cash provided by operating activities             224,523        108,286

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                (60,364)        (69,778)
  Acquisitions, net of cash acquired                        -         (36,754)
  Purchases of held-to-maturity securities           (709,170)      (540,889)
  Maturities of held-to-maturity securities           658,498        494,488

Net cash used for investing activities               (111,036)      (152,933)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                             107,150         42,200
  Repurchase of common stock                           (44,611)       (15,356)
  Distributions paid                                     (2,435)            -
  Repayment of receivables securitization             (150,000)            -
  Other financing activities                             1,243     ;       751

Net cash (used for) provided by financing
  activities                                           (88,653)        27,595

CASH AND EQUIVALENTS
  Increase (decrease) during the period                24,834        (17,052)
  Beginning balance                                     29,191         56,644
  Ending balance                                 $      54,025    $    39,592

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
2. Merchandise inventories

During the thirteen weeks ended October 30, 1999, the Company changed its method of determining the cost of inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Management believes that the FIFO method better measures the current value of such inventories and provides a more appropriate matching of revenues and expenses. Under the current low-inflationary environment, the use of the FIFO method more accurately reflects the Compa

The change to the FIFO method has been applied by retroactively restating the accompanying condensed consolidated financial statements. The effect of this change was to increase merchandise inventories, accrued liabilities and retained earnings by $17.6 million, $7.0 million and $10.6 million, respectively, as of May 1, 1999, and to increase merchandise inventories and retained earnings by $16.8 million and $10.1 million, respectively, and to decrease the deferred tax ass

3. Earnings per share

Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," the weighted average shares used in computing basic and diluted earnings per share (EPS) are as presented in the table below. No adjustments were made to net earnings for the computations of basic and diluted EPS during the periods presented.

Options to purchase 971,850 shares of common stock were not included in the computation of diluted EPS for both the thirty-nine and thirteen weeks ended April 29, 2000, because the exercise price of those options was greater than the average market price of the common shares. Options to purchase 844,960 shares and 404,960 shares of common stock were not included in the computation of diluted EPS for the thirty-nine and thirteen weeks ended May 1, 1999, respectively, becau

                              Thirty-Nine Weeks Ended     Thirteen Weeks Ended
(In thousands of shares)      April 29,       May 1,     April 29,    May 1,
                                    2000         1999          2000      1999
Shares for computation
 Of basic EPS                     48,695      49,159         47,908     49,012
Effect of dilutive stock
 options and nonvested stock
 under common stock
 incentive plans                     212         104            222        105
Shares for computation
 Of diluted EPS                   48,907      49,263        48,13 0     49,117

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

The Company's senior management evaluates the performance of the
Company's assets on a consolidated basis. Therefore, separate financial information for the Company's assets on a segment basis is not presented. Interest expense is not allocated by segment.

The following tables set forth the information for the Company's reportable segments:

(In thousands)           Thirty-Nine Weeks   Thirty-Nine Weeks   Thirteen Weeks  Thirteen Weeks
                           Ended April 29,         Ended May 1,   Ended April 29,    Ended May 1,
                                      2000                  1999             2000           &n
REVENUES:
Specialty Retail Stores $         1,926,128 $        1,721,819  $       591,436   $      525,081
Direct Marketing                    286,430             253,000            85,202         74,620
Other                                49,682               13,207           17,653         12,058
Total                    $        2,262,240  $         1,988,026  $       694,291  $     611,759
                                                                                  &
OPERATING EARNINGS:
Specialty Retail Stores $          220,467   $         168,513  $         80,627   $      62,186
Direct Marketing                    19,613              11,744             7,066           4,893
Other                              (16,173)              (8,001)          (7,931)           (494)
Total                    $         223,907    $         172,256   $       79,762   $      66,585
                                                                                  &

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

8. Stock Repurchase Program

In October 1999, the Company's Board of Directors authorized an increase in the stock repurchase program to two million shares. On April 11, 2000, the Company's Board of Directors authorized the repurchase of an additional two million shares. During the thirty-nine weeks ended April 29, 2000, the Company repurchased 1,858,600 shares at an average price of $24.00 per share; 2,141,400 shares were remaining under the stock repurchase program.

9. Recent Accounting Developments

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," to clarify the revenue recognition rules for certain types of transactions. The Company is currently evaluating the effect of implementing SAB 101, which is required to be adopted in the first quarter of fiscal 2001.

THE NEIMAN MARCUS GROUP, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations for the Thirty-Nine Weeks Ended April 29, 2000 Compared with the Thirty-Nine Weeks Ended May 1, 1999

Revenues in the thirty-nine weeks ended April 29, 2000 increased $274.2 million or 13.8% over revenues in the thirty-nine weeks ended May 1, 1999. The increase in revenues was primarily attributable to comparable sales growth in both the specialty retail store and direct marketing segments. Specialty retail stores revenues in the thirty-nine weeks ended April 29, 2000 increased $204.3 million or 11.9% over the prior year. Direct marketing revenues in th e ed April 29, 2000 increased $33.4 million or 13.2% over the prior year. Total comparable sales for the Company increased 11.5%. Comparable sales increased 10.9% in the specialty retail store segment and 13.2% in the direct marketing segment.

Cost of goods sold including buying and occupancy costs increased $137.8 million or 10.4% to $1.46 billion compared to the same period last year, primarily due to increased sales. As a percentage of revenues, cost of goods sold decreased to 64.8% from 66.8% in the prior year, due primarily to higher comparable sales, lower markdowns, higher markups on goods sold and, to a lesser extent, proportionately lower buying and occupancy costs.

Selling, general and administrative expenses increased $83.1 million or 17.4% to $561.3 million. As a percentage of revenues, selling, general and administrative expenses increased to 24.8% from 24.1% in the prior year, primarily attributable to expenses incurred to launch the Company's new e-commerce business.

Interest expense decreased 7.1% to $17.8 million in the thirty-nine weeks ended April 29, 2000 from $19.2 million in the prior year. The decrease resulted primarily from lower average outstanding borrowings during the period, offset in part by a higher effective interest rate.

The Company's effective income tax rate was 38% in the thirty-nine weeks ended April 29, 2000, as compared to 39% in the thirty-nine weeks ended May 1, 1999.
Results of Operations for the Thirteen Weeks Ended April 29, 2000 Compared with the Thirteen Weeks Ended May 1, 1999

Revenues in the thirteen weeks ended April 29, 2000 increased $82.5 million or 13.5% over revenues in the thirteen weeks ended May 1, 1999. The increase in revenues was primarily attributable to comparable sales growth in both the specialty retail store and direct marketing segments. Specialty retail store revenues in the thirteen weeks ended April 29, 2000 increased $66.4 million or 12.6% over the prior year. Direct marketing revenues in the thirteen we

Costs of goods sold including buying and occupancy costs increased 10.4% to $437.6 million in the thirteen week period ended April 29, 2000 compared to the same period last year, primarily due to increased sales and lower markdowns. As a percentage of revenues, cost of goods sold decreased to 63.0% from 64.8% in the prior year, primarily due to lower markdowns.

Selling, general and administrative expenses increased 18.8% to $172.5 million from $145.2 million in the prior year, primarily due to higher sales volume. As a percentage of revenues, selling, general and administrative expenses increased to 24.9% from 23.7% from the prior year, principally reflecting expenses incurred to launch the Company's new e-commerce business.

Interest expense decreased 16.7% to $5.0 million in the thirteen weeks ended April 29, 2000. The decrease resulted primarily from lower average outstanding borrowings during the period, offset in part by a higher effective interest rate.

The Company's effective income tax rate was 38% in the thirteen weeks ended April 29, 2000, as compared to 39% in the thirteen weeks ended May 1, 1999.

THE NEIMAN MARCUS GROUP, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition and Liquidity Since July 31, 1999

During the thirty-nine weeks ended April 29, 2000, the Company financed its working capital needs and capital expenditures primarily with cash from operations and borrowings under its revolving credit facility. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Condensed Consolidated Statements of Cash Flows.

Net cash provided by operating activities was $224.5 million during the first thirty-nine weeks of fiscal 2000 as compared to $108.3 million in the prior year period. The most significant item affecting working capital in the current period was an increase in merchandise inventories of $77.6 million offset in part by an increase in accounts payable of $57.5 million and accrued liabilities of $52.6 million.

Capital expenditures were $60.4 million during the thirty-nine week period ended April 29, 2000 as compared to $69.8 million in the prior year period. Capital expenditures were primarily related to existing store renovations, including remodeling at Bergdorf Goodman's main store. Capital expenditures are expected to approximate $100.0 million during fiscal 2000.

The Company has increased its bank borrowings by $107.2 million since July 31, 1999. At April 29, 2000 the Company had $320 million available under its revolving credit facility. In September 1999 the Company reduced the revolving credit facility from $650 million to $450 million to reflect its current and anticipated cash flow requirements.

The Company's five year revolving securitization of its accounts receivable matures in fiscal 2000. In the thirty-nine weeks ended April 29, 2000, the Company used proceeds from its credit facility to repay $150.0 million of the $246 million of certificates sold to third parties under the securitization. The Company will repay $37.5 million to third parties each month for two successive months with a final payment of $21.0 million in July 2000. The Compa

In October 1999, the Company's Board of Directors authorized an increase in the stock repurchase program to two million shares. On April 11, 2000, the Company's Board of Directors authorized the repurchase of an additional two million shares. In the thirty-nine weeks ended April 29, 2000, the Company repurchased 1,858,600 shares at an average price of $24.00 per share; 2,141,400 shares were remaining under this program.

Kate Spade LLC, a majority owned subsidiary of the Company, distributed $2.4 million to its minority shareholders in the current period.
The Company believes that it will have sufficient resources to fund its planned capital growth, operating requirements and the maturities of the securitization certificates.

THE NEIMAN MARCUS GROUP, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements in this report referring to the expected future plans and performance of the Company are forward-looking statements. Actual future results may differ materially from such statements. Factors that could affect future performance include, but are not limited to: changes in economic conditions or consumer confidence; changes in consumer preferences or fashion trends; delays in anticipated store openings; adverse weather conditions, particularly du

THE NEIMAN MARCUS GROUP, INC.

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits.
27.1 Financial data schedules.
(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the thirteen week period ended April 29, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
THE NEIMAN MARCUS GROUP, INC.
Date: June 12, 2000 /s/ John R. Cook John R. Cook Senior Vice President and Chief Financial Officer