Form 10-K
period 2000-07-31
NEIMAN MARCUS GROUP INC
filed 2000-10-27
CIK 819539

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.
                       __________________

                            FORM 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

             For the fiscal year ended July 29, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 24, 2000 was $1,214,714,944.



There were 27,584,379 shares of Class A Common Stock and 19,941,432 shares of Class B Common Stock outstanding as of October 24, 2000.
         _________________________________________________

                Documents Incorporated by Reference

     Portions of the Company's 2000 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV of this Report. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on January 19, 2001 are incorporated by reference in Part III of this Report.





                  THE NEIMAN MARCUS GROUP, INC.

                   ANNUAL REPORT ON FORM 10-K

             FOR THE FISCAL YEAR ENDED JULY 29, 2000

                        TABLE OF CONTENTS

                                                                 Page No.

PART I .
Item 1.     Business                                                    1
Item 2.     Properties                                                  4
Item 3.     Legal Proceedings                                           4
Item 4.     Submission of Matters to a Vote of Security Holders         5

PART II
Item 5.     Market for the Registrant's Common Equity and Related
                Stockholder Matters                                     5
Item 6.     Selected Financial Data                                     5
Item 7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     5
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk  5
Item 8.     Financial Statements and Supplementary Data                 5
Item 9.     Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                5

PART III
Item 10.    Directors and Executive Officers of the Registrant          6
Item 11.    Executive Compensation                                      8
Item 12.    Security Ownership of Certain Beneficial Owners and
                Management                                              8
Item 13.    Certain Relationships and Related Transactions              8

PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                             9

Signatures                                                            S-1


                              PART I

Item 1.      Business

General

The Neiman Marcus Group, Inc. (together with its operating divisions and subsidiaries, the "Company") is a Delaware corporation which commenced operations in August 1987. Prior to October 22, 1999, Harcourt General, Inc. ("Harcourt General"), a Delaware corporation based in Chestnut Hill, Massachusetts, owned approximately 54% of the outstanding common stock of the Company. On October 22, 1999 Harcourt General distributed to its stockholders approximately 21.4 million of the 26.4 million shares of the Company's common
stock held by Harcourt General (the "Distribution").   For more information
about the Distribution and the relationship between the Company and Harcourt General, see Note 6 to the Consolidated Financial Statements in Item 14 below.

Business Overview

The Company is a high-end specialty retailer operating through specialty retail stores, consisting of Neiman Marcus Stores and Bergdorf Goodman, and a direct marketing operation, Neiman Marcus Direct. The 31 Neiman Marcus stores are in premier retail locations in major markets nationwide, and the two Bergdorf Goodman stores, the main store and the Bergdorf Goodman Men store, are located in Manhattan at 58th Street and Fifth Avenue. Neiman Marcus Stores and Bergdorf Goodman offer high-end fashion apparel and accessories primarily from leading designers.

Neiman Marcus Direct, the Company's direct marketing operation, offers a mix of apparel and home furnishings which is complementary to the Neiman Marcus Stores merchandise. Neiman Marcus Direct also publishes the Horchow catalogues, the world famous Neiman Marcus Christmas Book, and Chef's Catalog, a leading direct marketer of gourmet cookware and high-end kitchenware. For more information about the Company's business segments, see Note 13 to the Consolidated Financial Statements in Item 14 below.

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

   The Company currently operates 31 Neiman Marcus stores, located in Arizona (Scottsdale); California (five stores: Beverly Hills, Newport Beach, Palo Alto, San Diego and San Francisco); Colorado (Denver); the District of Columbia; Florida (two stores: Fort Lauderdale and Bal Harbour); Georgia (Atlanta); Hawaii (Honolulu); Illinois (three stores: Chicago, Northbrook and Oak Brook); Missouri (St. Louis); Massachusetts (Boston); Minnesota (Minneapolis); Michigan (Troy); Nevada (Las Vegas); New Jersey (two stores:
Short Hills and Paramus); New York (Westchester); Pennsylvania (King of Prussia); Texas (six stores: three in Dallas, one in Fort Worth and two in Houston); and Virginia (McLean). The average size of these 31 stores is approximately 144,000 gross square feet, and they range in size from 90,000 gross square feet to 269,000 gross square feet.


   The Company plans to open new Neiman Marcus stores in Palm Beach,
Florida in November 2000; Plano, Texas in 2001; Tampa, Florida in 2001; Coral Gables, Florida in 2002; Orlando, Florida in 2003; and Long Island, New York
subsequent to 2003 on a schedule not yet determined.   The Plano store will
replace the existing store located in the Prestonwood Mall in Dallas.

   The Company has opened three stores under the name The Galleries of Neiman Marcus to test the concept of using small stores featuring precious and fine jewelry, gifts and decorative home accessories to extend the Neiman Marcus brand into certain markets that may not be large enough to support full-line stores. The Galleries of Neiman Marcus stores opened in Cleveland, Ohio in November 1998; in Phoenix, Arizona in December 1998; and in Seattle, Washington in October 1999, and range in size from 9,000 to 12,000 square feet. The Company continues to evaluate the concept based on the performance of these first three stores.

   Bergdorf Goodman

   The Company operates two Bergdorf Goodman stores in Manhattan at 58th Street and Fifth Avenue. The main Bergdorf Goodman store consists of 250,000 gross square feet. The core of Bergdorf Goodman's offerings includes high-end women's apparel and unique fashion accessories from leading designers. Bergdorf Goodman also features traditional and contemporary decorative home accessories, precious and fashion jewelry, gifts, and gourmet foods. Bergdorf Goodman Men consists of 66,000 gross square feet and is dedicated to fine
men's apparel and accessories.   In fiscal 2000, the Company completed a
remodeling project at the Bergdorf Goodman main store that added 15,000 square feet of selling space in a new plaza level below the first floor.

   Clearance Centers

   The Company operates eleven clearance centers which average 25,000 gross square feet each. These stores provide an efficient and controlled outlet for the sale of marked down merchandise from Neiman Marcus Stores, Bergdorf Goodman and Neiman Marcus Direct.

   Direct Marketing

   The Company's direct marketing operation, Neiman Marcus Direct, operates an upscale direct marketing business, which primarily offers women's apparel, accessories and specialty cosmetics under the Neiman Marcus name and, through its Horchow catalogue, offers quality home furnishings, tabletop, linens and decorative accessories. Neiman Marcus Direct also annually publishes the world famous Neiman Marcus Christmas Book and offers a broad range of more modestly priced items through its Trifles and Grand Finale catalogues. The Company acquired Chef's Catalog, a leading direct marketer of gourmet cookware and high-end kitchenware, in January 1998, and has consolidated those operations into Neiman Marcus Direct.

   Other

   In fiscal 1999, the Company launched its Brand Development Initiative to invest in high-potential designer resources that serve affluent customers. In November 1998, the Company acquired a 51% interest in Gurwitch Bristow Products, which manufactures and markets Laura Mercier cosmetic lines, for $6.7 million. In February 1999, the Company acquired a 56% interest in Kate Spade LLC, a manufacturer of high-end fabric and leather handbags and accessories, for $33.6 million.

   In October 1999, the Company launched NeimanMarcus.com, an internet e-commerce site, which features approximately 4,000 products and 100 designer e-boutiques.

Competition

The specialty retail industry is highly competitive and fragmented. The Company competes with large specialty retailers, traditional and better department stores, national apparel chains, designer boutiques, individual specialty apparel stores and direct marketing firms.

The Company competes for customers principally on the basis of quality, assortment and presentation of merchandise, customer service, sales and marketing programs and value and, in the case of Neiman Marcus Stores and Bergdorf Goodman, on the basis of store ambience. In addition, the Company competes for quality merchandise and assortment principally based on relationships with designer resources and purchasing power. The Company's apparel business is especially dependent upon its relationship with these designer resources. Neiman Marcus Stores competes with other retailers for real estate opportunities, principally on the basis of its ability to attract customers. Neiman Marcus Direct competes principally on the basis of quality, assortment and presentation of merchandise, customer service, price and speed of delivery.

Employees

At July 29, 2000, Neiman Marcus Stores had approximately 12,500 employees, Bergdorf Goodman had approximately 1,100 employees, and Neiman Marcus Direct had approximately 1,550 employees. The Company's staffing requirements fluctuate during the year as a result of the seasonality of the retail apparel industry and, accordingly, the Company expects to add approximately 2,000 more seasonal employees in the second quarter of fiscal 2001. None of the employees of Neiman Marcus Stores or Neiman Marcus Direct are subject to collective bargaining agreements. Approximately 18% of the Bergdorf Goodman employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are generally good.

Capital Expenditures; Seasonality; Liquidity

For information on capital expenditures, seasonality and liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below.

Executive Officers of the Registrant

The information set forth under the heading "Executive Officers" in Item 10 below is incorporated herein by reference.

Item 2.      Properties

The Company's corporate headquarters are located at Harcourt General's leased facility in Chestnut Hill, Massachusetts. The operating headquarters for Neiman Marcus Stores, Bergdorf Goodman and Neiman Marcus Direct are located in Dallas, New York City and Las Colinas, Texas, respectively. The aggregate gross square footage used in the Company's operations is approximately as follows:
                                     Owned
                                     Subject to
                    Owned         Ground Lease      Leased          Total

Specialty Retail Stores.. 348,000    2,112,000      2,582,000   5,042,000

Distribution, Support and
  Office Facilities.....1,169,000            0      659,000     1,828,000

Leases for substantially all of the Company's stores, including renewal options, range from 30 to 99 years. The lease on the Bergdorf Goodman main store expires in 2050, and the lease on the Bergdorf Goodman Men store expires in 2010, with two 10-year renewal options. Leases are generally at fixed rentals, and a majority of leases provide for additional rentals based on sales in excess of predetermined levels. The Company owns approximately 34 acres of land in Longview, Texas, where its National Service Center, the principal distribution facility for Neiman Marcus Stores, is located in a 464,000 square foot facility, and also owns approximately 50 acres of land in Las Colinas, Texas, where its 705,000 square foot Neiman Marcus Direct warehouse and distribution facility is located. For further information on the Company's properties, see "Operating Leases" in Note 10 of the Notes to the Consolidated Financial Statements in Item 14 below. For more information about the Company's plans to open additional stores, see "Description of Operations" in Item 1 above.

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

                             PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder
Matters

The information contained under the captions "Stock Information" and "Shares Outstanding" on page 55 of the Company's Annual Report to Shareholders for the fiscal year ending July 29, 2000 (the "2000 Annual Report") is incorporated herein by reference.

Beginning with the third quarter of fiscal 1995, the Company eliminated the quarterly cash dividend on its Common Stock. The Company currently does not intend to resume paying cash dividends on its Common Stock.

Item 6.      Selected Financial Data

The response to this Item is contained in the 2000 Annual Report under the caption "Selected Financial Data" on page 54 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The response to this Item is contained in the 2000 Annual Report under the caption "Management's Discussion and Analysis" on pages 29 through 33 and is incorporated herein by reference.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.

The response to this Item is contained in the 2000 Annual Report under the caption "Management's Discussion and Analysis - Quantitative and Qualitative Disclosure About Market Risk" on pages 32 and 33 and is incorporated herein by reference.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

Directors

The response to this Item regarding the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's officers and directors is contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Executive Officers

Set forth below are the names, ages at October 24, 2000, and principal occupations for the last five years of each executive officer of the Company. All such persons have been elected to serve until the next annual election of officers and their successors are elected or until their earlier resignation or removal.

Richard A. Smith - 75
   Chairman of the Company and of Harcourt General; Chief Executive Officer of the Company from January 1997 until December 1998 and prior to December 1991; Chief Executive Officer of Harcourt General from January 1997 until November 1999 and prior to December 1991; Chairman and Chief Executive Officer (until October 2000) of GC Companies, Inc.; Director of the Company, Harcourt General and GC Companies, Inc. In October 2000, GC Companies, Inc. filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the Bankruptcy Code. Mr. Smith is the father of Robert A. Smith and the father-in-law of Brian J. Knez.

Robert A. Smith - 41
   Co-Chief Executive Officer of the Company since May 1999; Chief Executive Officer of the Company from December 1998 until May 1999; President and Co-Chief Executive Officer of Harcourt General since November 1999; President and Chief Operating Officer of the Company from January 1997 until December 1998; President and Co-Chief Operating Officer of Harcourt General from January 1997 until November 1999; Group Vice President of the Company and of Harcourt General prior to January 1997; President and Chief Operating Officer of GC Companies, Inc. from November 1995 until October 2000; Director of the Company and of Harcourt General. In October 2000, GC Companies, Inc. filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the Bankruptcy Code. Mr. Smith is the son of Richard A. Smith and the brother-in-law of Brian J. Knez.

Brian J. Knez - 43
   Co-Chief Executive Officer of the Company since May 1999; President and Co-Chief Executive Officer of Harcourt General since November 1999; President and Co-Chief Operating Officer of Harcourt General from January 1997 until November 1999; President (until November 1998) and Chief Executive Officer of Harcourt, Inc. since May 1995. Director of the Company and Harcourt General. Mr. Knez is the son-in-law of Richard
   A. Smith and the brother-in-law of Robert A. Smith.

John R. Cook - 59
   Senior Vice President and Chief Financial Officer and a director of the Company; Senior Vice President and Chief Financial Officer of Harcourt General.

Eric P. Geller - 53
   Senior Vice President, General Counsel and Secretary of the Company and of Harcourt General.

Burton M. Tansky - 62
   President and Chief Operating Officer of the Company since December 1998; Executive Vice President of the Company from February 1998 until December 1998; Chairman and Chief Executive Officer of Neiman Marcus Stores from May 1994 until February 2000.

Hubert W. Mullins - 49
   Chairman and Chief Executive Officer of Neiman Marcus Stores since February 2000; Vice Chairman of Neiman Marcus Stores from December 1998 until February 2000; Executive Vice President of Neiman Marcus Stores from February 1998 until December 1998; Executive Vice President - Merchandise of Neiman Marcus Stores from February 1996 until February 1998; Senior Vice President and General Merchandise Manager prior thereto.

Gerald A. Sampson - 59
   President and Chief Operating Officer of Neiman Marcus Stores.

Ronald L. Frasch - 52
   Chairman and Chief Executive Officer of Bergdorf Goodman since April 2000; President of GFT, USA, a manufacturer of designer apparel, from July 1996 until December 1999; President and Chief Executive Officer of Escada USA prior thereto.

Karen W. Katz - 43
   President and Chief Executive Officer of Neiman Marcus Direct since May 2000; Executive Vice President of Neiman Marcus Stores from February 1998 until May 2000; Senior Vice President and Director of Neiman Marcus Stores from September 1996 until February 1998; Vice President and General Manager of the Northpark Neiman Marcus store prior thereto.

Peter Farwell - 57
   Vice President - Corporate Relations of the Company and of Harcourt
General.

Paul F. Gibbons - 49
   Vice President and Treasurer of the Company and of Harcourt General.

Gerald T. Hughes - 43
   Vice President - Human Resources of the Company and of Harcourt General.

Catherine N. Janowski - 39
   Vice President and Controller of the Company and of Harcourt General since November 1997; Director, Corporate Accounting of the Company and of Harcourt General prior thereto.

Gail S. Mann - 49
   Vice President- Corporate Law of the Company and of Harcourt General since August 1999; Vice President, Assistant General Counsel, Secretary and Clerk, Digital Equipment Corporation from 1994 until September 1998.

Michael F. Panutich - 52
   Vice President - General Auditor of the Company and of Harcourt General.

Paul J. Robershotte - 46
   Vice President - Strategy and Business Development of the Company and of Harcourt General since February 1999; President and Chief Executive Officer of Age Wave Communications from February 1996 until June 1998; Executive Vice President and Chief Operating Officer of Age Wave, Inc. from May 1995 until February 1996.

Item 11.     Executive Compensation

The response to this Item is contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders under the captions "Directors' Compensation", "Executive Compensation" and "Transactions Involving Management" and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The response to this Item is contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

The response to this Item is contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Transactions Involving Management" and is incorporated herein by reference.



                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

14(a)(1)     Consolidated Financial Statements

The documents listed below are incorporated herein by reference to the 2000 Annual Report, and are incorporated herein by reference into Item 8 hereof:

   Consolidated Balance Sheets - July 29, 2000 and July 31, 1999

   Consolidated Statements of Earnings for the fiscal years ended July 29, 2000; July 31, 1999, and August 1, 1998.

   Consolidated Statements of Cash Flows for the fiscal years ended July 29, 2000; July 31, 1999 and August 1, 1998.

   Consolidated Statements of Shareholders' Equity for the fiscal years ended July 29, 2000; July 31, 1999 and August 1, 1998.

   Notes to Consolidated Financial Statements.

   Independent Auditors' Report.

14(a)(2)     Consolidated Financial Statement Schedules

The document and schedule listed below are filed as part of this Form 10-K:


              Document/Schedule                                Page in
                                                             Form 10-K
              Independent Auditors' Report on Consolidated
              Financial Statement Schedule                       F-1

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

14(a)(3)     Exhibits

The exhibits filed as part of this Annual Report are listed in the Exhibit Index immediately preceding the exhibits. The Company has identified with an asterisk in the Exhibit Index each management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K in response to Item 14(c) of Form 10-K.
14(b)       Reports on Form 8-K

The Company did not file any reports on Form 8-K during the thirteen weeks ended July 29, 2000.




INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The Neiman Marcus Group, Inc.
Chestnut Hill, MA


We have audited the consolidated financial statements of The Neiman Marcus Group, Inc. and subsidiaries as of July 29, 2000 and July 31, 1999, and for each of the three years in the period ended July 29, 2000 and have issued our report thereon dated August 31, 2000; such financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Neiman Marcus Group, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Boston, Massachusetts
August 31, 2000




















                          THE NEIMAN MARCUS GROUP, INC.                      SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                        THREE YEARS ENDED JULY 29, 2000
                                 (In thousands)


     COLUMN A                    COLUMN B          COLUMN C     COLUMN D       COLUMN E

                                                      Additions
                                            ______________________

                                Balance at    Charged toCharged to             Balance
at
                                Beginning    Costs and Other   Deductions -     End
     Description                of Period    Expenses Accounts -  (A)        of Period
________________________________________________________________________________________________

YEAR ENDED JULY 29, 2000

Allowance for doubtful accounts     $2,300     1,357      -        3,457         $  200
(deducted from accounts receivable)


YEAR ENDED JULY 31, 1999

Allowance for doubtful accounts     $1,800    2,366       -        1,866         $2,300

(deducted from accounts receivable)


YEAR ENDED AUGUST 1, 1998

Allowance for doubtful accounts
(deducted from accounts receivable) $1,700    2,771       -        2,671        $1,800


(A) Write-off of uncollectible accounts net of recoveries and other miscellaneous deductions.












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

Dated: October 25, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

     Signature                        Title                        Date

Principal Executive Officers:


/s/ Robert A. Smith          Co-Chief Executive Officer     October 25, 2000
Robert A. Smith


/s/ Brian J. Knez            Co-Chief Executive Officer     October 25, 2000
Brian J. Knez


Principal Financial Officer:

/s/ John R. Cook             Senior Vice President and      October 25, 2000
John R. Cook                 Chief Financial Officer


Principal Accounting Officer:

/s/ Catherine N. Janowski    Vice President and             October 25, 2000
Catherine N. Janowski        Controller

Directors:


 /s/ Richard A. Smith                                       October 25, 2000
Richard A. Smith



/s/ John R. Cook                                            October 25, 2000
John R. Cook


/s/ Matina S. Horner                                        October 25, 2000
Matina S. Horner


/s/ Brian J. Knez                                           October 25, 2000
Brian J. Knez


/s/ Vincent M. O'Reilly                                     October 25, 2000
Vincent M. O'Reilly


/s/ Walter J. Salmon                                        October 25, 2000
Walter J. Salmon


/s/ Robert A. Smith                                         October 25, 2000
Robert A. Smith



                                   EXHIBIT INDEX


3.1(a) Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

3.1(b) Certificates of Designation with respect to Series A Junior Participating Preferred Stock, Series B Junior Participating Preferred Stock and Series C Junior Participating Preferred Stock, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

3.2 By-Laws of the Company, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

4.1 Indenture, dated as of May 27, 1998, between the Company and The Bank of New York, as trustee (the "Indenture"), incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 1, 1998.

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

*10.1 Amended and Restated Intercompany Services Agreement, dated as of November 1, 1999 between Harcourt General and the Company, incorporated by reference herein to the Company's Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

*10.2 The Neiman Marcus Group, Inc. 1987 Stock Incentive Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the twenty-six week period ended August 1, 1987.

*10.3 The Neiman Marcus Group, Inc. 1997 Incentive Plan, as amended, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended January 29, 2000.

*10.4 Termination and Change of Control Agreement between the Company and Burton M. Tansky dated October 6, 1999, as supplemented by Letter Agreement dated November 11, 1999, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

*10.5 Termination and Change of Control Agreement between the Company and Gerald A. Sampson dated October 6, 1999, as supplemented by Letter Agreement dated November 17, 1999, incorporated herein by reference to the Company's Quarterly Report or Form 10-Q for the quarter ended October 30, 1999.

*10.6 Key Executive Stock Purchase Loan Plan, as amended, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 1997.

*10.7 Supplemental Executive Retirement Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1988.

*10.8 Description of the Company's Executive Life Insurance Plan,incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 1, 1992.

*10.9 Supplementary Executive Medical Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

*10.10 Key Employee Deferred Compensation Plan, as amended, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

*10.11 Deferred Compensation Plan For Non-Employee Directors, as amended, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 1, 1998.

*10.12 Termination and Change of Control Agreement between the Company and Ronald Frasch dated April 27, 2000.

*10.13 Termination and Change of Control Agreement between the Company and Karen W. Katz dated May 22, 2000.

10.14(a)Credit Agreement dated as of October 29, 1997 among the Company, the Banks parties thereto, Bank of America National Trust and Savings Association, as Syndication Agent, The Chase Manhattan Bank, as Documentation Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent, (the "Credit Agreement") incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997.


10.14(b)Amendment to the Credit Agreement dated August 27, 1999, incorporated herein by reference to the Company's Annual Report on From 10-K for the fiscal year ended July 31, 1999.

10.15 Neiman Marcus Group Credit Card Master Trust Series 2000-1 Class A Purchase Agreement, dated July 12, 2000.

10.16 Receivables Purchase Agreement dated as of July 2, 2000 between Bergdorf Goodman, Inc. and Neiman Marcus Funding Corporation.

10.17 Receivables Purchase Agreement, dated as of March 1, 1995, and amended and restated as of July 2, 2000 between the Company and Neiman Marcus Funding Corporation.

10.18 Pooling and Servicing Agreement, dated as of March 1, 1995, and amended and restated as of July 2, 2000 between Neiman Marcus Funding Corporation, the Company and The Bank of New York.

10.19 Series 2000-1 Supplement, dated as of July 21, 2000, to the Pooling and Servicing Agreement, dated as of March 1, 1995, and amended and restated as of July 2, 2000 among Neiman Marcus Funding Corporation, the Company and The Bank of New York.

10.20 Trustee Resignation and Agent Appointment Agreement dated as of July 2, 2000 by and among the Company, Neiman Marcus Funding Corporation, The Chase Manhattan Bank and The Bank of New York.

10.21 Exchange and Repurchase Agreement between The Neiman Marcus Group, Inc. and Harcourt General, Inc., incorporated herein by Reference to Exhibit
        10.1 to Registration Statement on Form S-3 of The Neiman Marcus Group, Inc. dated October 10, 1996 (Registration No. 333-11721).

10.22 Amended and Restated Agreement and Plan of Merger, dated as of July 1, 1999, among The Neiman Marcus Group, Inc., Harcourt General, Inc. and Spring Merger Corporation, incorporated herein by reference to the Company's Definitive Schedule 14A dated August 10, 1999.

10.23 Amended and Restated Distribution Agreement, dated as of July 1, 1999, between Harcourt General, Inc. and The Neiman Marcus Group, Inc., incorporated herein by reference to the Company's Definitive Schedule 14A dated August 10, 1999.

10.24 Agreement, dated as of September 1, 1999, among the Company and certain holders of the Company's Class B Common Stock, incorporated herein by reference to the Company's Annual Report on From 10-K for the fiscal year ended July 31, 1999.

13.1 The following sections of the 2000 Annual Report to Shareholders ("2000 Annual Report") which are expressly incorporated by reference into this Annual Report on Form 10-K:

             Management's Discussion and Analysis at pages 29 through 33 of the 2000 Annual Report.

             Consolidated Financial Statements and the Notes thereto at pages 34 through 52 of the 2000 Annual Report.

             Independent Auditors' Report at page 53 of the 2000 Annual
             Report.

             The information appearing under the caption "Selected Financial Data" on page 54 of the 2000 Annual Report.

             The information appearing under the captions "Stock Information" and "Shares Outstanding" on page 55 of the 2000 Annual Report.

18.1 Letter regarding Change in Accounting Principle, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

21.1    Subsidiaries of the Company.


23.1    Consent of Deloitte & Touche LLP.

27.1    Financial Data Schedule.

99.1 Dividend Reinvestment and Common Stock Purchase Plan, incorporated herein by reference to the Company's Registration Statement on Form S-3 dated September 17, 1990 (Registration No. 33-36419).

___________________________________________
* Management contract or compensatory plan or arrangement filed pursuant to Item 14(c) of Form 10-K.