Form 10-Q
period 2000-10-28
NEIMAN MARCUS GROUP INC
filed 2000-12-11
CIK 819539

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended    OCTOBER 28, 2000
                     -----------------------------------------------------------

Commission File Number       1-9659
                       ---------------------------------------------------------


                          THE NEIMAN MARCUS GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                        95-4119509
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)



 27 BOYLSTON STREET, CHESTNUT HILL, MA                         02467
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

              YES   X               NO
                 ------               -------

As of December 7, 2000, the number of outstanding shares of each of the issuer's classes of common stock was:

CLASS                                       OUTSTANDING SHARES
---------                                   ------------------
Class A Common Stock, $.01 Par Value           27,613,640
Class B Common Stock, $.01 Par Value           19,941,432

                          THE NEIMAN MARCUS GROUP, INC.



                                    I N D E X
                                    ---------

                                                                                     PAGE
Part I.  FINANCIAL INFORMATION                                                      NUMBER
         ---------------------                                                      ------

  Item 1.  Condensed Consolidated Balance Sheets as of October 28, 2000,
           July 29, 2000 and October 30, 1999                                         1

           Condensed Consolidated Statements of Earnings for the Thirteen
           Weeks ended October 28, 2000 and October 30, 1999                          2

           Condensed Consolidated Statements of Cash Flows for the Thirteen
           Weeks Ended October 28, 2000 and October 30, 1999                          3

           Notes to Condensed Consolidated Financial Statements                       4-5

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                  6-7


Part II. OTHER INFORMATION
         -----------------

  Item 6.  Exhibits and Reports on Form 8-K                                           8

Signatures                                                                            9

Exhibit 27.1

                          THE NEIMAN MARCUS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


(In thousands)
                                        October 28,     July  29,     October 30,
                                              2000           2000            1999
                                        ----------    -----------     -----------
                                                                       (Restated)
ASSETS
Current assets:
  Cash and equivalents                 $    26,652     $  175,385      $   37,222
  Undivided interests in NMG
    Credit Card Master Trust               274,334        211,581         177,497
  Accounts receivable, net                  31,174         19,279          74,564
  Merchandise inventories                  735,032        575,344         683,148
  Deferred income taxes                     26,078         26,078          21,815
  Other current assets                      51,783         61,671          49,313
                                        ----------     ----------      ----------
      Total current assets               1,145,053      1,069,338       1,043,559

Property and equipment, net                546,804        539,735         526,255
Other assets                               149,646        152,984         159,935
                                        ----------     ----------      ----------
      Total assets                      $1,841,503     $1,762,057      $1,729,749
                                        ==========     ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities
    of long-term liabilities            $      805     $      787      $      937
  Accounts payable                         331,819        270,957         268,209
  Accrued liabilities                      271,635        220,562         233,235
                                        ----------     ----------      ----------
      Total current liabilities            604,259        492,306         502,381

Long-term liabilities:
  Notes and debentures                     249,669        329,663         339,646
  Other long-term liabilities               74,526         73,954          75,813
  Deferred income taxes                     31,510         31,510          32,038
                                        ----------     ----------      ----------
    Total long-term liabilities            355,705        435,127         447,497
                                        ----------     ----------      ----------
Minority interest                            6,552          8,882           5,315

Shareholders' equity:
Common stock                                   478            475             490
Additional paid-in capital                 424,321        422,186         467,553
Other comprehensive income                  (2,884)             -               -
Retained earnings                          453,072        403,081         306,513
                                        ----------     ----------      ----------
  Total shareholders' equity               874,987        825,742         774,556
                                        ----------     ----------      ----------
Total liabilities and shareholders'
  equity                                $1,841,503     $1,762,057      $1,729,749
                                        ==========    ===========      ==========


See Notes to Condensed Consolidated Financial Statements.

                          THE NEIMAN MARCUS GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

(In Thousands Except for                                    Thirteen Weeks Ended
per share data)                                          -------------------------
                                                         October 28,   October 30,
                                                                2000          1999
                                                         -----------   -----------
                                                                        (Restated)
  Revenues                                                 $ 739,721     $ 668,344
  Cost of goods sold including buying and
    occupancy costs                                          448,897       416,392
  Selling, general and administrative expenses               203,012       178,840
  Corporate expenses                                           4,287         3,548
                                                           ---------     ---------

  Operating earnings                                          83,525        69,564

  Interest expense                                             4,278         6,786
                                                           ---------     ---------
  Earnings before income taxes, minority interest             79,247        62,778
    and cumulative effect of accounting change

  Income taxes                                                30,114        23,856
                                                           ---------     ---------
  Earnings before minority interest
    and cumulative effect of accounting change                49,133        38,922

  Minority interest in net earnings of subsidiaries           (1,004)       (1,479)
                                                           ---------     ---------
  Earnings before cumulative effect of
    accounting change                                         48,129        37,443

  Cumulative effect of accounting change for
    accounting for derivative instruments and
    hedging activities, net                                    1,860             -
                                                           ---------     ---------
  Net earnings                                             $  49,989     $  37,443
                                                           =========     =========

  Weighted average number of common
    and common equivalent shares outstanding:

  Basic                                                       46,987        49,042
                                                           =========     =========
  Diluted                                                     47,555        49,122
                                                           =========     =========
  Earnings per share:
  Basic:
    Earnings before accounting change                      $    1.02     $    0.76
    Accounting change                                           0.04          0.00
                                                           ---------     ---------
    Basic net earnings                                     $    1.06     $    0.76
                                                           =========     =========
  Diluted:
    Earnings before accounting change                      $    1.01     $    0.76
    Accounting change                                           0.04          0.00
                                                           ---------     ---------
    Diluted net earnings                                   $    1.05     $    0.76
                                                           =========     =========



            See Notes to Condensed Consolidated Financial Statements.

                          THE NEIMAN MARCUS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In Thousands)                                            Thirteen Weeks Ended
                                                       --------------------------
                                                       October 28,    October 30,
                                                              2000           1999
                                                       -----------    -----------
  CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                          $  49,989      $  37,443
   Adjustments to reconcile net earnings
    to net cash provided by operating activities:
    Depreciation and amortization                           20,384         17,463
    Accounting change, net                                  (1,860)             -
    Minority interest                                        1,004          1,479
    Other                                                    1,862         (7,542)
   Changes in current assets and liabilities:
     Accounts receivable                                   (11,895)       (15,247)
     Merchandise inventories                              (156,688)      (137,896)
     Other current assets                                    9,888         (2,771)
     Accounts payable and
       accrued liabilities                                 109,122        124,262
                                                         ---------      ---------
  Net cash provided by operating
    activities                                              21,806         17,191
                                                         ---------      ---------
  CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                   (25,977)       (28,529)
    Purchases of held-to-maturity securities              (274,509)      (174,358)
    Maturities of held-to-maturity securities              211,756        130,012
                                                         ---------      ---------
  Net cash used for investing activities                   (88,730)       (72,875)
                                                         ---------      ---------
  CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                     -         65,000
    Repayment of debt                                      (80,000)             -
    Repurchase of common stock                                   -         (1,555)
    Distributions paid                                      (3,949)             -
    Other financing activities                               2,140            270
                                                         ---------      ---------
  Net cash (used for) provided by financing activities     (81,809)        63,715
                                                         ---------      ---------
  CASH AND EQUIVALENTS
    Increase (decrease) during the period                 (148,733)         8,031
    Beginning balance                                      175,385         29,191
                                                         ---------      ---------
    Ending balance                                       $  26,652      $  37,222
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

     Prior year amounts have been restated for leased department sales and the sales returns reserve to conform with the current presentation.

2.   EARNINGS PER SHARE

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," the weighted average shares used in computing basic and diluted earnings per share (EPS) are as presented in the table below. No adjustments were made to net earnings for the computations of basic and diluted EPS during the periods presented.

     Options to purchase 989,500 and 784,440 shares of common stock were not included in the computation of diluted EPS for the thirteen weeks ended October 28, 2000, and October 30, 1999, respectively, because the exercise price of those options was greater than the average market price of the common shares.

                                                           Thirteen Weeks Ended
                                                         -------------------------
     (In thousands of shares)                            October 28,   October 30,
                                                                2000          1999
                                                         -----------   -----------
     Shares for computation of basic EPS                      46,987        49,042
       Effect of assumed option exercises                        568            80
                                                         -----------   -----------
     Shares for computation of diluted EPS                    47,555        49,122
                                                         ===========   ===========

3.   ACCOUNTING FOR DERIVATIVE INSTUMENTS AND HEDGING

     In the first quarter of fiscal 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company's policy is to enter into forward foreign currency exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain of its inventories. Under this standard, such contracts have been designated as and are accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with the payment terms for the merchandise inventories. Consequently, no amounts were included in earnings resulting from hedge ineffectiveness. Changes in the fair value of forward contracts designated as cash flow hedges are recorded as a component of other comprehensive income, and are recognized in earnings upon the sale of the hedged inventory. At October 28, 2000 the Company had contracts outstanding to purchase the equivalent of $36.9 million at contract rates, maturing at various dates through August 2001. The cumulative effect of the accounting change resulted in a net gain of $1.9 million or $0.04 per share.

4.   OPERATING SEGMENTS

     The Company has two reportable business segments: specialty retail stores and direct marketing. The specialty retail stores segment includes all the operations of Neiman Marcus Stores and Bergdorf Goodman. Direct marketing includes the operations of Neiman Marcus Direct, which publishes NM by Mail, the Horchow catalogues, Chef's Catalog and the Neiman Marcus Christmas Catalogue. Other includes unallocated corporate expenses, costs incurred to launch the Company's e-commerce business and operations which do not meet the quantitative thresholds of Statement of Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     The Company's senior management evaluates the performance of the Company's assets on a consolidated basis. Therefore, separate financial information for the Company's assets on a segment basis is not presented.

                          THE NEIMAN MARCUS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



4.   OPERATING SEGMENTS (CONTINUED)

     The following tables set forth the information for the Company's reportable segments:

     (In Thousands)                         Thirteen weeks               Thirteen weeks
                                        Ended October 28, 2000       Ended October 30, 1999
                                        ----------------------       ----------------------
     REVENUES
     Specialty Retail Stores                   $624,527                     $566,486
     Direct Marketing                            93,472                       86,141
     Other                                       21,722                       15,717
                                               --------                     --------
     Total                                     $739,721                     $668,344
                                               ========                     ========

     OPERATING EARNINGS
     Specialty Retail Stores                   $ 82,726                     $ 67,784
     Direct Marketing                             6,587                        4,999
     Other                                       (5,788)                      (3,219)
                                               --------                     --------
     Total                                     $ 83,525                     $ 69,564
                                               ========                     ========

5.   NEW ACCOUNTING STANDARD

     In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The Consensus stated that a seller of goods should classify amounts billed to the customer for shipping and handling as revenue and the costs incurred by the seller for performing such services as an element of expense. The consensus is required to be applied in the second quarter of fiscal year 2001, with all prior periods reclassified to comply with the guidelines in the consensus. The Company is currently evaluating the impact of this issue on their financial statements and believes that there will be a required reclassification to implement the consensus.

6.   SUBSEQUENT EVENT

     On November 20, 2000, Harcourt General notified the Company of the termination of the Amended and Restated Intercompany Services Agreement effective May 14, 2001. Under the agreement, Harcourt General provides certain management, accounting, financial, legal, tax and other corporate service to the Company.

                          THE NEIMAN MARCUS GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED OCTOBER 28, 2000 COMPARED WITH THE THIRTEEN WEEKS ENDED OCTOBER 30, 1999

Revenues in the thirteen weeks ended October 28, 2000 increased $71.4 million or 10.7% over revenues in the thirteen weeks ended October 30, 1999. The increase in revenues was primarily attributable to comparable sales growth. Specialty retail stores revenues in the thirteen weeks ended October 28, 2000, which included Sunday store openings at Bergdorf Goodman beginning September 10, 2000, increased $58.0 million or 10.2% over the prior year. Direct marketing revenues in the thirteen weeks ended October 28, 2000 increased $7.3 million or 8.5% over the prior year.

Cost of goods sold including buying and occupancy costs increased $32.5 million or 7.8% to $448.9 million compared to the same period last year, primarily due to increased sales. As a percentage of revenues, cost of goods sold decreased to 60.7% from 62.3% in the prior year, due primarily to lower markdowns and higher mark-ups on goods sold.

Selling, general and administrative expenses increased $24.2 million or 13.5% to $203.0 million. As a percentage of revenues, selling, general and administrative expenses increased to 27.4% from 26.8% in the prior year. The increase is primarily attributable to higher expenses incurred expanding the Brand Development initiative, e-commerce and systems-related costs, and to a lesser extent, pre-opening costs.

Interest expense decreased 37.0% to $4.3 million in the thirteen weeks ended October 28, 2000 from $6.8 million in the prior year. The decrease resulted from lower average outstanding borrowings.

On November 20, 2000, Harcourt General notified the Company of the termination, effective May 14, 2001, of the Amended and Restated Intercompany Services Agreement. Under the agreement, Harcourt General provides certain management, accounting, financial, legal, tax and other corporate service to the Company. The Company does not believe that the termination will have a material effect on results of operations.

CHANGES IN FINANCIAL CONDITION AND LIQUIDITY SINCE JULY 29, 2000

During the thirteen weeks ended October 28, 2000, the Company financed its working capital needs and capital expenditures primarily with cash from operations and borrowings under its revolving credit facility. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Condensed Consolidated Statements of Cash Flows.

Net cash provided by operating activities was $21.8 million during the first thirteen weeks of fiscal 2001 compared to $17.2 million in the same period last year. The primary items affecting working capital in 2001 were increases in merchandise inventories of $156.7 million and accounts payable and accrued liabilities of $109.1 million. The seasonal increases in inventories and accounts payable are primarily due to the holiday selling season.

Capital expenditures were $26.0 million during the thirteen week period ended October 28, 2000 as compared to $28.5 million in the prior year period. Capital expenditures were primarily related to new store openings and major remodels. Capital expenditures are expected to approximate $175.0 million during fiscal 2001.

The Company decreased its bank borrowings by $80.0 million since July 29, 2000. At October 28, 2000 the Company had $450.0 million available under its revolving credit facility. Also during the quarter, Kate Spade LLC, a majority-owned subsidiary of the Company, distributed $3.9 million to its minority shareholders.

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

PART II
-------

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   EXHIBITS.

        27.1  Financial data schedule.

        (b)   REPORTS ON FORM 8-K.

              No reports on Form 8-K were filed during the thirteen week period ended October 28, 2000. On November 20, 2000, the Company filed a report on Form 8-K reporting the termination, effective May 14, 2001, by Harcourt General of the Amended and Restated Intercompany Services Agreement between the two parties.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    THE NEIMAN MARCUS GROUP, INC.

SIGNATURE                                         TITLE                                      DATE
---------                                         -----                                      ----
Principal Financial                       Senior Vice President and                     December 8, 2000
Officer:                                  Chief Financial Officer


/s/ John R. Cook
----------------------------
John R. Cook




Principal Accounting                       Vice President and Controller               December 8, 2000
Officer:


/s/ Catherine N. Janowski
----------------------------
Catherine N. Janowski
