Form 10-Q
period 2001-01-27
NEIMAN MARCUS GROUP INC
filed 2001-03-12
CIK 819539

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




         For the Quarter Ended                  JANUARY 27, 2001
                              --------------------------------------------------

         Commission File Number                      1-9659
                               -------------------------------------------------


                         THE NEIMAN MARCUS GROUP, INC.
         -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    DELAWARE                               95-4119509
         -----------------------------------------------------------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)



         27 BOYLSTON STREET, CHESTNUT HILL, MA                      02467
         -----------------------------------------------------------------------
         (Address of principal executive offices)                 (Zip Code)




                                 (617) 232-0760
        ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  YES   X                   NO
                     ------                   -------



As of March 6, 2001 the number of outstanding shares of each of the issuer's classes of common stock was:

Class                                                         Outstanding Shares
-----                                                         ------------------

Class A Common Stock, $.01 Par Value                             $27,730,691
Class B Common Stock, $.01 Par Value                             $19,941,432

                          THE NEIMAN MARCUS GROUP, INC.



                                    I N D E X




Part I.  FINANCIAL INFORMATION                                                                   Page
                                                                                                Number
                                                                                                ------

  Item 1.         Condensed Consolidated Balance Sheets as of January 27, 2001,
                   July 29, 2000 and January 29, 2000                                              1

                  Condensed Consolidated Statements of Earnings for the Twenty-Six
                   and Thirteen Weeks ended January 27, 2001 and January 29, 2000                  2

                  Condensed Consolidated Statements of Cash Flows for the Twenty-
                    Six Weeks ended January 27, 2001 and January 29, 2000                          3

                  Notes to Condensed Consolidated Financial Statements                            4-5

  Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                     6-7




Part II. OTHER INFORMATION

  Item 4.         Submission of Matters to a Vote of Security Holders                              8

  Item 6.         Exhibits and Reports on Form 8-K                                                 9


Signatures                                                                                        10

                          THE NEIMAN MARCUS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


(In thousands)

                                           January 27,     July  29,    January 29,
                                              2001           2000          2000
                                           -----------    -----------   -----------
                                                                         (Restated)
  ASSETS
  Current assets:
    Cash and equivalents                   $   113,404    $   175,385   $    58,179
    Undivided interests in NMG
      Credit Card Master Trust                 303,061        211,581       241,923
    Accounts receivable, net                    23,610         19,279        69,586
    Merchandise inventories                    613,997        575,344       538,138
    Deferred income taxes                       26,078         26,078        21,815
    Other current assets                        59,953         61,671        52,767
                                           -----------    -----------   -----------

        Total current assets                 1,140,103      1,069,338       982,408

  Property and equipment, net                  551,826        539,735       522,608

  Other assets                                 146,723        152,984       156,716
                                           -----------    -----------   -----------

        Total assets                       $ 1,838,652    $ 1,762,057   $ 1,661,732
                                           ===========    ===========   ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Notes payable and current maturities
      of long-term liabilities             $       822    $       787   $       953
    Accounts payable                           297,239        270,957       228,407
    Accrued liabilities                        255,730        220,562       227,676
                                           -----------    -----------   -----------

        Total current liabilities              553,791        492,306       457,036
                                           -----------    -----------   -----------

  Long-term liabilities:
    Notes and debentures                       249,675        329,663       284,651
    Other long-term liabilities                 75,428         73,954        73,624
    Deferred income taxes                       31,510         31,510        32,038
                                           -----------    -----------   -----------

      Total long-term liabilities              356,613        435,127       390,313
                                           -----------    -----------   -----------

  Minority interest                              8,156          8,882         6,472

  Shareholders' equity:

  Common stock                                     480            475           488
  Additional paid-in capital                   427,972        422,186       459,654
  Other comprehensive income                    (1,364)            --            --
  Retained earnings                            493,004        403,081       347,769
                                           -----------    -----------   -----------

    Total shareholders'equity                  920,092        825,742       807,911
                                           -----------    -----------   -----------

  Total liabilities and shareholders'
    equity                                 $ 1,838,652    $ 1,762,057   $ 1,661,732
                                           ===========    ===========   ===========


See Notes to Condensed Consolidated Financial Statements.

                          THE NEIMAN MARCUS GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)



                                      For the Twenty-Six Weeks Ended      For the Thirteen Weeks Ended
(In thousands except                  ------------------------------      ----------------------------
 for per share amounts)             January 27, 2001  January 29, 2000  January 27, 2001  January 29, 2000
                                    ----------------  ----------------  ----------------  ----------------
                                                         (Restated)                          (Restated)

  Revenues                            $ 1,640,557       $ 1,546,426       $   900,836       $   878,082
  Cost of goods sold, including
   buying and occupancy costs           1,062,576         1,005,757           613,679           589,365

  Selling, general and
   administrative expenses                416,151           388,757           213,139           209,917

  Corporate expenses                        8,220             7,767             3,933             4,219
                                      -----------       -----------       -----------       -----------

  Operating earnings                      153,610           144,145            70,085            74,581

  Interest expense                         (8,351)          (12,789)           (4,073)           (6,003)
                                      -----------       -----------       -----------       -----------

  Earnings before income taxes,
   minority interest and
   cumulative effect of
   accounting change                      145,259           131,356            66,012            68,578

  Income taxes                            (55,198)          (49,915)          (25,084)          (26,059)
                                      -----------       -----------       -----------       -----------

  Earnings before minority
   interest and cumulative
   effect of accounting change             90,061            81,441            40,928            42,519

  Minority interest in net earnings
   of subsidiaries                         (1,998)           (2,742)             (994)           (1,263)
                                      -----------       -----------       -----------       -----------

  Earnings before cumulative
    effect of accounting change            88,063            78,699            39,934            41,256

  Cumulative effect of accounting
    change, net                             1,860                --                --                --
                                      -----------       -----------       -----------       -----------

  Net earnings                        $    89,923       $    78,699       $    39,934       $    41,256
                                      ===========       ===========       ===========       ===========

  Weighted average number of
  common and common equivalent
  shares outstanding:

  Basic                                    47,032            48,844            47,119            48,610
                                      ===========       ===========       ===========       ===========
  Diluted                                  47,538            49,035            47,621            48,888
                                      ===========       ===========       ===========       ===========

  Earnings per share:

  Basic:
    Earnings before accounting
          change                      $      1.87       $      1.61       $      0.85       $      0.85
    Accounting change                        0.04                --                --                --
                                      -----------       -----------       -----------       -----------
    Basic net earnings                $      1.91       $      1.61       $      0.85       $      0.85
                                      ===========       ===========       ===========       ===========

  Diluted:
    Earnings before accounting
      change                          $      1.85       $      1.60       $      0.84       $      0.84
    Accounting change                        0.04                --                --                --
                                      -----------       -----------       -----------       -----------
    Diluted net earnings              $      1.89       $      1.60       $      0.84       $      0.84
                                      ===========       ===========       ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

                          THE NEIMAN MARCUS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In thousands)                                           Twenty-Six Weeks Ended
                                                    --------------------------------
                                                    January 27,          January 29,
                                                       2001                 2000
                                                    -----------          -----------
                                                                          (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                    $  89,923            $  78,699
    Adjustments to reconcile net earnings
     to net cash provided by operating activities:
    Depreciation and amortization                      40,986               36,886
    Accounting change, net                             (1,860)                  --
    Minority interest                                   1,998                2,742
    Other items                                         3,309              (10,549)
    Changes in current assets and liabilities:
     Accounts receivable                               (4,331)             (10,269)
     Merchandise inventories                          (35,653)               7,114
     Other current assets                               1,718                  335
     Accounts payable and
       accrued liabilities                             61,692               77,507
                                                    ---------            ---------

  Net cash provided by operating
    activities                                        157,782              182,465
                                                    ---------            ---------


CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                              (50,125)             (42,792)
    Purchases of held-to-maturity securities         (595,768)            (444,765)
    Maturities of held-to-maturity securities         504,288              373,493
                                                    ---------            ---------

  Net cash used for investing activities             (141,605)            (114,064)
                                                    ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                               --               10,000
    Repayment of debt                                 (80,000)                  --
    Repurchase of common stock                             --              (10,012)
    Distributions paid                                 (3,949)              (2,435)
    Repayment of receivables securitization                --              (37,500)
    Other financing activities                          5,791                  534
                                                    ---------            ---------

  Net cash used for financing activities              (78,158)             (39,413)
                                                    ---------            ---------

CASH AND EQUIVALENTS
    Increase (decrease) during the period             (61,981)              28,988
    Beginning balance                                 175,385               29,191
                                                    ---------            ---------
    Ending balance                                  $ 113,404            $  58,179
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

        Prior year amounts have been restated to conform with the current presentation.

2.      EARNINGS PER SHARE

        Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," the weighted average shares used in computing basic and diluted earnings per share (EPS) are as presented in the table below. No adjustments were made to net earnings for the computations of basic and diluted EPS during the periods presented.

        Options to purchase 944,500 shares of common stock were not included in the computation of diluted EPS for the twenty-six and thirteen weeks ended January 27, 2001, because the exercise price of those options was greater than the average market price of the common shares. Options to purchase 975,080 and 572,230 shares of common stock were not included in the computation of diluted EPS for the twenty-six and thirteen weeks ended January 29, 2000, respectively, because the exercise price of these options was greater than the average market price of the common shares.

                              Twenty-Six Weeks Ended      Thirteen Weeks Ended
                             -------------------------  ------------------------
   (In thousands of shares)  January 27,   January 29,  January 27,  January 29,
                                2001          2000          2001         2000
                             -----------   -----------  -----------  -----------

   Shares for computation
     of basic EPS              47,032        48,844        47,119       48,610
   Effect of assumed option
     exercises                    506           191           502          278
                               ------        ------        ------       ------
   Shares for computation of
     diluted EPS               47,538        49,035        47,621       48,888
                               ======        ======        ======       ======


3.      ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

        In the first quarter of fiscal 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company's policy is to enter into forward foreign currency exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain of its inventories. Under this standard, such contracts have been designated as and are accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with the payment terms for the merchandise inventories. Consequently, no amounts were included in earnings resulting from hedge ineffectiveness. Changes in the fair value of forward contracts designated as cash flow hedges are recorded as a component of other comprehensive income, and are recognized in earnings upon the sale of the hedged inventory. At January 27, 2001, the Company had contracts outstanding to purchase the equivalent of $49.7 million at contract rates, maturing at various dates through February 2002. The cumulative effect of the accounting change resulted in a net gain of $1.9 million or $0.04 per share in the first quarter.

                          THE NEIMAN MARCUS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



4.      COMPREHENSIVE INCOME

        Total comprehensive income amounted to $88.6 million for the six months ended January 27, 2001. Comprehensive income differs from net income primarily due to unrealized gains or losses on the Company's forward currency exchange contracts, less reclassification for realized gains or losses included in net earnings.

5.      OPERATING SEGMENTS

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

        The following tables set forth the information for the Company's reportable segments:

  (in thousands)               Twenty-Six Weeks    Twenty-Six Weeks     Thirteen Weeks     Thirteen Weeks
                               Ended January 27,   Ended January 29,   Ended January 27,  Ended January 29,
                                     2001                2000                2001               2000
                               ----------------    ----------------    ----------------   ----------------

  REVENUES
  Specialty Retail Stores        $ 1,375,388         $ 1,313,168         $   750,861         $   746,683
  Direct Marketing                   219,075             201,229             125,603             115,087
  Other                               46,094              32,029              24,372              16,312
                                 -----------         -----------         -----------         -----------
  Total                          $ 1,640,557         $ 1,546,426         $   900,836         $   878,082
                                 ===========         ===========         ===========         ===========

  OPERATING EARNINGS
  Specialty Retail Stores        $   148,263         $   139,840         $    65,537         $    72,056
  Direct Marketing                    14,102              12,547               7,515               7,548
  Other                               (8,755)             (8,242)             (2,967)             (5,023)
                                 -----------         -----------         -----------         -----------
  Total                          $   153,610         $   144,145         $    70,085         $    74,581
                                 ===========         ===========         ===========         ===========

6.      NEW ACCOUNTING STANDARD

        In September 2000, the Emerging Issues Task Force reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The Consensus stated that a seller of goods should classify amounts billed to the customer for shipping and handling as revenue and the costs incurred by the seller for performing such services as an element of expense. The consensus is required to be applied in the fourth quarter of fiscal 2001, with all prior periods reclassified to comply with the guidelines of the consensus.

7.      AGREEMENT WITH HARCOURT GENERAL

        On November 14, 2000, Harcourt General notified the Company of the termination of the Amended and Restated Intercompany Services Agreement effective May 14, 2001. Under the agreement, Harcourt General provides certain management, accounting, financial, legal, tax and other corporate services to the Company. The Company is in the process of establishing these functions internally.

                          THE NEIMAN MARCUS GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE TWENTY-SIX WEEKS ENDED JANUARY 27, 2001 COMPARED WITH THE TWENTY-SIX WEEKS ENDED JANUARY 29, 2000

Revenues in the twenty-six weeks ended January 27, 2001 increased $94.1 million or 6.1% over revenues in the twenty-six weeks ended January 29, 2000. The increase in revenues was primarily attributable to overall comparable sales growth of 5.5%. Specialty retail store revenues in the twenty-six weeks ended January 27, 2001 increased $62.2 million or 4.7% over the prior year. Direct marketing revenues in the twenty-six weeks ended January 27, 2001 increased $17.8 million or 8.9% over the prior year.

Cost of goods sold including buying and occupancy costs increased $56.8 million or 5.6% to $1.1 billion compared to the same period last year, primarily due to increased sales. As a percentage of revenues, cost of goods sold decreased to 64.8% from 65.0% in the prior year, due primarily to overall higher markups on goods sold.

Selling, general and administrative expenses increased $27.4 million or 7.0% to $416.2 million. As a percentage of revenues, selling, general and administrative expenses increased to 25.4% from 25.1% in the prior year. This increase is primarily attributable to expenses incurred in expanding the Brand Development initiative and to a lesser extent, higher selling and sales promotion expenses.

Interest expense decreased 34.7% to $8.4 million in the twenty-six weeks ended January 27, 2001 from $12.8 million in the prior year. The decrease resulted primarily from lower average outstanding borrowings during the period as well as lower interest rates.

On November 14, 2000, Harcourt General notified the Company of the termination, effective May 14, 2001, of the Amended and Restated Intercompany Services Agreement. Under the agreement, Harcourt General provides certain management, accounting, financial, legal, tax and other corporate services to the Company. The Company is in the process of establishing these functions internally. The Company does not believe that the termination will have a material effect on results of operations.

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED JANUARY 27, 2001 COMPARED WITH THE THIRTEEN WEEKS ENDED JANUARY 29, 2000

Revenues in the thirteen weeks ended January 27, 2001 increased $22.8 million or 2.6% over revenues in the thirteen weeks ended January 29, 2000. The increase in revenues was primarily attributable to comparable sales growth of 9.1% at NM Direct as well as higher sales from the Brand Development Initiative, which includes the Kate Spade and Laura Mercier brands. Specialty retail store revenues in the thirteen weeks ended January 27, 2001 increased $4.2 million or 0.6% over the prior year. Direct marketing revenues in the thirteen weeks ended January 27, 2001 increased $10.5 million or 9.1% over the prior year.

Costs of goods sold including buying and occupancy costs increased $24.3 million to $613.7 million in the thirteen week period ended January 27, 2001 compared to the same period last year, primarily due to increased sales and markdowns. As a percentage of revenues, cost of goods sold increased to 68.1% from 67.1% in the prior year, primarily due to higher markdowns.

Selling, general and administrative expenses increased 1.5% to $213.1 million from $209.9 million in the prior year, primarily due to higher sales volume. As a percentage of revenues, selling, general and administrative expenses decreased to 23.7% from 23.9% from the prior year. The prior year amounts included significantly higher performance-based compensation expenses.

Interest expense decreased 32.2% to $4.1 million in the thirteen weeks ended January 27, 2001. The decrease resulted primarily from lower average outstanding borrowings during the period.

                          THE NEIMAN MARCUS GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


CHANGES IN FINANCIAL CONDITION AND LIQUIDITY SINCE JULY 29, 2000

During the twenty-six weeks ended January 27, 2001, the Company financed its working capital needs and capital expenditures primarily with cash from operations and borrowings under its revolving credit facility. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Condensed Consolidated Statements of Cash Flows.

Net cash provided by operating activities was $157.8 million during the first twenty-six weeks of fiscal 2001 compared to $182.5 million in the same period last year. The primary items affecting working capital in 2001 were increases in merchandise inventories of $35.7 million and accounts payable and accrued liabilities of $61.7 million. The increases in inventories and accounts payable are primarily due to earlier receipts of spring merchandise and the new Palm Beach store, as well as lower than planned sales in the period.

Capital expenditures were $50.1 million during the twenty-six week period ended January 27, 2001 as compared to $42.8 million in the prior year period. Capital expenditures were primarily related to new store openings and major remodels. Capital expenditures are expected to approximate $150.0 million during fiscal 2001.

The Company decreased its bank borrowing by $80.0 million since July 29, 2000. At January 27, 2001 the Company had $450.0 million available under its revolving credit facility. Also during the period, Kate Spade LLC, a majority-owned subsidiary of the Company, distributed $3.9 million to its minority shareholders.

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

                          THE NEIMAN MARCUS GROUP, INC.

PART II


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Annual Meeting of Stockholders was held on January 19, 2001. The following matters were voted upon at the meeting:

        1.      Election of two Class I directors.

                Richard A. Smith (Class B)             Robert A. Smith (Class B)
                --------------------------             -------------------------

                For            14,237,924              For       14,232,220
                Withheld          240,791              Withheld     246,495


        2. Ratification of the appointment by the Board of Directors of Deloitte & Touche LLP as the Company's independent auditors for the 2001 fiscal year.


                For            38,602,912
                Against            57,577
                Abstain           218,391



        3. Stockholder proposal concerning cumulative voting in the election of directors.

                For            11,369,826
                Against        24,030,935
                Abstain           328,309
                Non-voting      3,155,063

                          THE NEIMAN MARCUS GROUP, INC.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     EXHIBITS.

                None.

        (b)     REPORTS ON FORM 8-K.

                On November 20, 2000, the Company filed a report on Form 8-K reporting that Harcourt General, Inc. had notified the Company of the termination of the Amended and Restated Intercompany Services Agreement effective May 14, 2001.

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


                          THE NEIMAN MARCUS GROUP, INC.


Signature                                 Title                           Date
---------                                 -----                           ----

Principal Financial               Senior Vice President and            March 12, 2001
Officer:                          Chief Financial Officer



/s/ John R. Cook
-------------------------
John R. Cook




Principal Accounting              Vice President and Controller        March 12, 2001
Officer:



/s/ Catherine N. Janowski
-------------------------
Catherine N. Janowski