Form 10-Q
period 2001-04-28
NEIMAN MARCUS GROUP INC
filed 2001-06-12
CIK 819539

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended                  April 28, 2001
                     ---------------------------------------------------------

Commission File Number               1-9659
                      --------------------------------------------------------


                          THE NEIMAN MARCUS GROUP, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                              95-4119509
------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


      1618 Main Street, Dallas, TX                               75201
------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                 (214) 741-6911
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   X                   NO
                     ------                   -----


As of June 5, 2001, the number of outstanding shares of each of the issuer's classes of common stock was:

Class                                                     Outstanding Shares
-----                                                     ------------------
Class A Common Stock, $.01 Par Value                          27,727,837
Class B Common Stock, $.01 Par Value                          19,941,432

                          THE NEIMAN MARCUS GROUP, INC.



                                    I N D E X
                                    ---------

                                                                             PAGE
Part I.   FINANCIAL INFORMATION                                             NUMBER

  Item 1. Condensed Consolidated Balance Sheets as of April 28, 2001,
            July 29, 2000 and April 29, 2000                                    1

          Condensed Consolidated Statements of Earnings for the Thirty-Nine
            and Thirteen Weeks ended April 28, 2001 and April 29, 2000          2

          Condensed Consolidated Statements of Cash Flows for the Thirty-
            Nine Weeks ended April 28, 2001 and April 29, 2000                  3

          Notes to Condensed Consolidated Financial Statements                4-5

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         6-7

Part II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                      8

Signatures                                                                      9


                          THE NEIMAN MARCUS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands)

                                           April 28,       July  29,      April 29,
                                             2001            2000           2000
                                          -----------     -----------    -----------
                                                                         (Restated)

ASSETS
Current assets:
  Cash and equivalents                    $    76,439     $   175,385    $    54,025
  Undivided interests in NMG
    Credit Card Master Trust                  277,660         211,581        333,823
  Accounts receivable, net                     24,215          19,279         72,944
  Merchandise inventories                     696,191         575,344        622,871
  Deferred income taxes                        26,078          26,078         21,815
  Other current assets                         41,830          61,671         36,404
                                          -----------     -----------    -----------
      Total current assets                  1,142,413       1,069,338      1,141,882
Property and equipment, net                   565,396         539,735        524,291
Other assets                                  144,141         152,984        154,121
                                          -----------     -----------    -----------
      Total assets                        $ 1,851,950     $ 1,762,057    $ 1,820,294
                                          ===========     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities
    of long-term liabilities              $     1,541     $       787    $     3,120
  Accounts payable                            274,065         270,957        260,605
  Accrued liabilities                         250,783         220,562        244,328
                                          -----------     -----------    -----------

      Total current liabilities               526,389         492,306        508,053
                                          -----------     -----------    -----------

Long-term liabilities:
  Notes and debentures                        249,680         329,663        379,657
  Other long-term liabilities                  75,831          73,954         72,642
  Deferred income taxes                        31,510          31,510         32,038
                                          -----------     -----------    -----------

    Total long-term liabilities               357,021         435,127        484,337
                                          -----------     -----------    -----------
Minority interest                               9,522           8,882          8,326

Shareholders' equity:
Common stock                                      477             475            480
Additional paid-in capital                    429,309         422,186        426,149
Other comprehensive income                     (1,954)             --             --
Retained earnings                             531,186         403,081        392,949
                                          -----------     -----------    -----------

  Total shareholders' equity                  959,018         825,742        819,578
                                          -----------     -----------    -----------

Total liabilities and shareholders'
  equity                                  $ 1,851,950     $ 1,762,057    $ 1,820,294
                                          ===========     ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

                          THE NEIMAN MARCUS GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                       For the thirty-nine weeks ended         For the thirteen weeks ended
(In thousands except                   --------------------------------      ---------------------------------
for per share amounts)                 April 28, 2001    April 29, 2000      April 28, 2001     April 29, 2000
                                       --------------    --------------      --------------     --------------
                                                           (Restated)                            (Restated)

Revenues                                $ 2,322,102        $ 2,230,255        $   681,545        $   683,829
Cost of goods sold, including
 buying and occupancy costs               1,503,757          1,432,877            441,181            427,120

Selling, general and
 administrative expenses                    585,569            561,302            169,418            172,545

Corporate expenses                           12,697             12,169              4,477              4,402
                                        -----------        -----------        -----------        -----------

Operating earnings                          220,079            223,907             66,469             79,762

Interest expense                            (11,869)           (17,827)            (3,518)            (5,038)
                                        -----------        -----------        -----------        -----------

Earnings before income taxes,
 minority interest and
 cumulative effect of
 accounting change                          208,210            206,080             62,951             74,724

Income taxes                                (79,120)           (78,310)           (23,922)           (28,395)
                                        -----------        -----------        -----------        -----------

Earnings before minority
 interest and cumulative
 effect of accounting change                129,090            127,770             39,029             46,329

Minority interest in net earnings
 of subsidiaries                             (2,845)            (3,891)              (847)            (1,149)
                                        -----------        -----------        -----------        -----------

Earnings before cumulative
 effect of accounting change                126,245            123,879             38,182             45,180

Cumulative effect of accounting
 change, net                                  1,860                 --                 --                 --
                                        -----------        -----------        -----------        -----------

Net earnings                            $   128,105        $   123,879        $    38,182        $    45,180
                                        ===========        ===========        ===========        ===========

Weighted average number of
  common and common equivalent
  shares outstanding:

Basic                                        47,077             48,695             47,251             47,908
                                        ===========        ===========        ===========        ===========
Diluted                                      47,574             48,907             47,708             48,130
                                        ===========        ===========        ===========        ===========

Earnings per share:

Basic:
 Earnings before accounting
   change                               $      2.68        $      2.54        $      0.81        $      0.94
 Accounting change                             0.04                 --                 --                 --
                                        -----------        -----------        -----------        -----------
 Basic net earnings                     $      2.72        $      2.54        $      0.81        $      0.94
                                        ===========        ===========        ===========        ===========

Diluted:
 Earnings before accounting
   change                               $      2.65        $      2.53        $      0.80        $      0.94
 Accounting change                             0.04                 --                 --                 --
                                        -----------        -----------        -----------        -----------
 Diluted net earnings                   $      2.69        $      2.53        $      0.80        $      0.94
                                        ===========        ===========        ===========        ===========



See Notes to Condensed Consolidated Financial Statements.

                          THE NEIMAN MARCUS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In thousands)                                      Thirty-nine weeks ended
                                                   --------------------------
                                                   April 28,        April 29,
                                                     2001             2000
                                                   ---------        ---------
                                                                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                       $128,105        $ 123,879
 Adjustments to reconcile net earnings
  to net cash provided by operating activities:
   Depreciation and amortization                      61,418           54,142
   Accounting change, net                             (1,860)              --
   Minority interest                                   2,845            3,891
   Other items                                         4,414           (8,944)
 Changes in current assets and liabilities:
  Accounts receivable                                 (4,936)         (13,627)
  Merchandise inventories                           (117,847)         (77,619)
  Other current assets                                19,841           16,698
  Accounts payable and accrued liabilities            33,873          126,103
                                                   ---------        ---------
Net cash provided by operating
 activities                                          125,853          224,523
                                                   ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                (82,650)         (60,364)
 Purchases of held-to-maturity securities           (822,458)        (709,170)
 Maturities of held-to-maturity securities           756,379          658,498
                                                   ---------        ---------

Net cash used for investing activities              (148,729)        (111,036)
                                                   ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from borrowings                                754          107,150
 Repayment of debt                                   (80,000)              --
 Repurchase of common stock                               --          (44,611)
 Distributions paid                                   (3,949)          (2,435)
 Repayment of receivables securitization                  --         (150,000)
 Exercises of stock options                            5,647              569
 Other financing activities                            1,478              674
                                                   ---------        ---------

Net cash used for financing activities               (76,070)         (88,653)
                                                   ---------        ---------

CASH AND EQUIVALENTS
 Increase (decrease) during the period               (98,946)          24,834
 Beginning balance                                   175,385           29,191
                                                   ---------        ---------
 Ending balance                                    $  76,439        $  54,025
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

     Options to purchase 944,500 shares of common stock were not included in the computation of diluted EPS for both the thirty-nine and thirteen weeks ended April 28, 2001, because the exercise price of those options was greater than the average market price of the common shares. Options to purchase 971,850 shares of common stock were not included in the computation of diluted EPS for both the thirty-nine and thirteen weeks ended April 29, 2000, because the exercise price of those options was greater than the average market price of the common shares.

                                  Thirty-nine weeks ended  Thirteen weeks ended
                                  -----------------------  --------------------
     (In thousands of shares)      April 28,    April 29,   April 28,  April 29,
                                     2001         2000        2001       2000
                                   ---------    ---------   ---------  ---------
     Shares for computation
       of basic EPS                 47,077       48,695      47,251     47,908

     Effect of diluted stock
       options and nonvested
       stock under common
       stock incentive plans           497          212         457        222
                                    ------       ------      ------     ------
     Shares for computation of
       diluted EPS                  47,574       48,907      47,708     48,130
                                    ======       ======      ======     ======


3.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

     In the first quarter of fiscal 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company's policy is to enter into forward foreign currency exchange contracts to minimize foreign currency exposure related to forecasted purchases of certain of its inventories. Under this standard, such contracts have been designated as and are accounted for as cash flow hedges. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with the payment terms for the merchandise inventories. Consequently, no amounts were included in earnings resulting from hedge ineffectiveness. Changes in the fair value of forward contracts designated as cash flow hedges are recorded as a component of other comprehensive income and are recognized in earnings upon the sale of the hedged inventory. At April 28, 2001, the Company had contracts outstanding to purchase the equivalent of $39.7 million at contract rates, maturing at various dates through February 2002. The cumulative effect of the accounting change resulted in a net gain of $1.9 million or $0.04 per share in the first quarter.

                          THE NEIMAN MARCUS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   COMPREHENSIVE INCOME

     Total comprehensive income amounted to $126.2 million for the thirty-nine weeks ended April 28, 2001. Comprehensive income differs from net income primarily due to unrealized gains or losses on the Company's forward currency exchange contracts, less reclassification for realized gains or losses included in net earnings.

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

     The following tables set forth the information for the Company's reportable segments:

(in thousands)              Thirty-nine weeks ended        Thirteen weeks ended
                           --------------------------     ----------------------
                            April 28,       April 29,     April 28,    April 29,
                              2001           2000           2001        2000
                           ----------      ----------     ---------   ----------
                                           (Restated)                 (Restated)
REVENUES

Specialty Retail Stores    $1,948,021      $1,894,142     $572,633     $580,974
Direct Marketing              307,045         286,431       87,970       85,202
Other                          67,036          49,682       20,942       17,653
                           ----------      ----------     --------     --------
Total                      $2,322,102      $2,230,255     $681,545     $683,829
                           ==========      ==========     ========     ========

OPERATING EARNINGS
Specialty Retail Stores    $  212,094      $  220,467     $ 63,831     $ 80,627
Direct Marketing               20,845          19,613        6,743        7,066
Other                         (12,860)        (16,173)      (4,105)      (7,931)
                           ----------      ----------     --------     --------
Total                      $  220,079      $  223,907     $ 66,469     $ 79,762
                           ==========      ==========     ========     ========

6.   NEW ACCOUNTING STANDARDS

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

     As of April 1, 2001, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125 with the same title. SFAS 140 retains most of the provisions of SFAS No. 125 but revises the standards for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. The Company recognizes gains and losses on transfers of financial assets (the securitization of its credit card portfolio) that qualify as sales and recognizes as assets certain financial components that are retained as a result of such sales. The Company services and administers the credit card portfolio for a servicing fee equal to the contractually specified servicing fee of 2% of the investor interest.

     The assets recognized consist primarily of the retained interest in receivables sold and the retained rights to future interest income from the serviced assets in excess of the contractually specified servicing fee (interest-only strips). Such assets are classified on the balance sheet as Undivided Interests in NMG Credit Card Master Trust. The Company retains certain subordinated interests that serve as a credit enhancement to outside investors. The Company reinvests all cash collections on securitized accounts in additional balances, and as such maintains the committed level of securitized assets.

     The retained interest in receivables sold is initially recorded at the date of the sale by allocating the previous carrying amount between the assets sold and the retained interests based on their relative fair values. Due to the short term revolving nature of the credit card portfolio, the carrying value of the Company's retained interest approximates its fair value.

     The adoption of SFAS 140 did not materially affect the Company's results of operations or financial position.


7.   AGREEMENT WITH HARCOURT GENERAL

     On May 14, 2001, the Company's Amended and Restated Intercompany Services Agreement with Harcourt General terminated. Under the agreement, Harcourt General provided certain management, accounting, financial, legal, tax and other corporate services to the Company. While the Company is establishing these functions internally, Harcourt General is continuing to provide certain services on a transition basis.

                          THE NEIMAN MARCUS GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THIRTY-NINE WEEKS ENDED APRIL 28, 2001 COMPARED WITH THE THIRTY-NINE WEEKS ENDED APRIL 29, 2000

Revenues in the thirty-nine weeks ended April 28, 2001 increased $91.8 million or 4.1% over revenues in the thirty-nine weeks ended April 29, 2000. The increase in revenues was primarily attributable to overall comparable sales growth of 3.4%. Specialty retail store revenues in the thirty-nine weeks ended April 28, 2001 increased $53.9 million or 2.8% over the prior year. Direct marketing revenues in the thirty-nine weeks ended April 28, 2001 increased $20.6 million or 7.2% over the prior year.

Cost of goods sold including buying and occupancy costs increased $70.9 million or 4.9% to $1.5 billion compared to the same period last year, primarily due to increased sales. As a percentage of revenues, cost of goods sold increased to 64.8% from 64.2% in the prior year, due primarily to higher markdowns.

Selling, general and administrative expenses increased $24.3 million or 4.3% to $585.6 million. This increase is primarily due to higher selling and sales promotion expenses and expenses incurred in expanding the Brand Development Initiative. As a percentage of revenues, selling, general and administrative expenses were 25.2%, unchanged from the prior year.

Interest expense decreased 33.4% to $11.9 million in the thirty-nine weeks ended April 28, 2001 from $17.8 million in the prior year. The decrease resulted primarily from lower average outstanding borrowings during the period as well as lower interest rates.

On May 14, 2001, the Amended and Restated Intercompany Services Agreement with Harcourt General was terminated. Under the agreement, Harcourt General provided certain management, accounting, financial, legal, tax and other corporate services to the Company. While the Company is establishing these functions internally, Harcourt General is continuing to provide certain services on a transition basis. The Company does not believe that the termination will have a material effect on results of operations.

RESULTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED APRIL 28, 2001 COMPARED WITH THE THIRTEEN WEEKS ENDED APRIL 29, 2000

Revenues in the thirteen weeks ended April 28, 2001 decreased $2.3 million or 0.3% from revenues in the thirteen weeks ended April 29, 2000. Comparable revenues decreased by 1.4%. Specialty retail store revenues in the thirteen weeks ended April 28, 2001 decreased $8.3 million or 1.4% from the prior year. Direct marketing revenues in the thirteen weeks ended April 28, 2001 increased $2.8 million or 3.2% over the prior year.

Costs of goods sold including buying and occupancy costs increased $14.1 million or 3.3% to $441.2 million in the thirteen week period ended April 28, 2001 compared to the same period last year. As a percentage of revenues, cost of goods sold increased to 64.7% from 62.5% in the prior year. This increase was primarily due to higher markdowns.

Selling, general and administrative expenses decreased 1.8% to $169.4 million from $172.5 million in the prior year. As a percentage of revenues, selling, general and administrative expenses decreased to 24.9% from 25.2% in the prior year. This decrease reflects ongoing cost reductions to help offset lower sales growth, lower spending on e-commerce activities and lower performance-based compensation expenses.

Interest expense decreased 30.2% to $3.5 million in the thirteen weeks ended April 28, 2001. The decrease resulted primarily from lower average outstanding borrowings as well as lower interest rates during the period. In the fiscal 2000 quarter, the Company used proceeds from borrowings to repay $150.0 million of certificates sold to third parties under its securitization. Such repayment was ultimately financed with a new securitization in July 2000.

                          THE NEIMAN MARCUS GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION AND LIQUIDITY SINCE JULY 29, 2000

During the thirty-nine weeks ended April 28, 2001, the Company financed its working capital needs and capital expenditures primarily with cash from operations and borrowings under its revolving credit facility. The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's Condensed Consolidated Statements of Cash Flows.

Net cash provided by operating activities was $125.9 million during the first thirty-nine weeks of fiscal 2001 compared to $224.5 million in the same period last year. The primary item affecting working capital in 2001 was an increase in merchandise inventories of $117.8 million. The increase in inventories was primarily due to lower than planned sales and to a lesser extent, the opening of the new Palm Beach store.

Capital expenditures were $82.7 million during the thirty-nine week period ended April 28, 2001 as compared to $60.4 million in the prior year period. Capital expenditures were primarily related to new store openings and major remodels. Capital expenditures are expected to approximate $125.0 million during fiscal 2001.

The Company decreased its bank borrowings by $80.0 million since July 29, 2000. At April 28, 2001 the Company had $450.0 million available under its revolving credit facility. Also during the period, Kate Spade LLC, a majority-owned subsidiary of the Company, distributed $3.9 million to its minority shareholders.

In the fiscal 2000 period, the Company used proceeds from its credit facility to repay $150.0 million of the $246 million of certificates sold to third parties under its former securitization. The Company's undivided interests in the NMG Credit Card Master Trust increased by such repayment. The Company ultimately financed the repayment of the certificates with a new securitization in July 2000.

The Company believes that it will have sufficient resources to fund its planned capital growth and operating requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

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

As of April 1, 2001, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125 with the same title. SFAS 140 retains most of the provisions of SFAS No. 125 but revises the standards for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. The Company recognizes gains and losses on transfers of financial assets (the securitization of its credit card portfolio) that qualify as sales and recognizes as assets certain financial components that are retained as a result of such sales. The Company services and administers the credit card portfolio for a servicing fee equal to the contractually specified servicing fee of 2% of the investor interest.

The assets recognized consist primarily of the retained interest in receivables sold and the retained rights to future interest income from the serviced assets in excess of the contractually specified servicing fee (interest-only strips). Such assets are classified on the balance sheet as Undivided Interests in NMG Credit Card Master Trust. The Company retains certain subordinated interests that serve as a credit enhancement to outside investors. The Company reinvests all cash collections on securitized accounts in additional balances, and as such maintains the committed level of securitized assets.

The retained interest in receivables sold is initially recorded at the date of the sale by allocating the previous carrying amount between the assets sold and the retained interests based on their relative fair values. Due to the short term revolving nature of the credit card portfolio, the carrying value of the Company's retained interest approximates its fair value.

The adoption of SFAS 140 did not materially affect the Company's results of operations or financial position.

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

                          THE NEIMAN MARCUS GROUP, INC.

Part II

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.
               ---------

               None.

          (b)  Reports on Form 8-K.
               --------------------

               The Company did not file any reports on Form 8K during the thirteen-week period ended April 28, 2001.

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

                          THE NEIMAN MARCUS GROUP, INC.


Signature                     Title                              Date
---------                     -----                              ----

Principal Financial           Senior Vice President and          June 12, 2001
Officer:                      Chief Financial Officer


/s/ John R. Cook
-------------------------
John R. Cook

Principal Accounting          Vice President and Controller      June 12, 2001
Officer:


/s/ Catherine N. Janowski
-------------------------
Catherine N. Janowski