Form 10-K
period 2001-07-28
NEIMAN MARCUS GROUP INC
filed 2001-10-25
CIK 819539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 28, 2001
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file no. 1-9659

The Neiman Marcus Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4119509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1618 Main Street
Dallas, Texas	75201
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (214) 741-6911

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

        As Of October 9, 2001, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $1,186,887,287.

        As of October 9, 2001, the registrant had outstanding 27,766,905 shares of its Class A Common Stock and 19,941,835 shares of its Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III of this report incorporates information from the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Shareholders to be held on January 21, 2002, which will be filed on or before November 25, 2001.

THE NEIMAN MARCUS GROUP, INC

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JULY 28, 2001

	Page No.
PART 1

Item 1	Business	2

Item 2	Properties	4

Item 3	Legal Proceedings	5

Item 4	Submission of Matters to a Vote of Security Holders	5

PART II

Item 5	Market for the Registrant's Common Equity and Related	5
	Shareholder Matters

Item 6	Selected Financial Data	6

Item 7	Management's Discussion and Analysis of Financial	7
	Condition and Results of Operations

Item 7A	Quantitative and Qualitative Disclosures about Market Risk	14

Item 8	Financial Statements and Supplementary Data	14

Item 9	Changes in and Disagreements with Accountants on	14
	Accounting and Financial Disclosure

PART III

Item 10	Directors and Executive Officers of the Registrant	15

Item 11	Executive Compensation	16

Item 12	Security Ownership of Certain Beneficial Owners and	16
	Management

Item 13	Certain Relationships and Related Transactions	16

PART IV

Item 14	Exhibits, Financial Statement Schedules and Reports on	16
	Form 8-K

Signatures	Signatures	21

PART I

ITEM 1. BUSINESS

General

The Neiman Marcus Group, Inc. together with its operating divisions and subsidiaries (the Company) is a Delaware corporation which commenced operations in August 1987. Prior to October 22, 1999, Harcourt General, Inc. (Harcourt General), a Delaware corporation based in Chestnut Hill, Massachusetts, owned approximately 54% of the outstanding common stock of the Company. On October 22, 1999 Harcourt General distributed to its shareholders approximately 21.4 million of the 26.4 million shares of the Company’s common stock held by Harcourt General (the Distribution). For more information about the Distribution and the relationship between the Company and Harcourt General, see Note 7 to the Consolidated Financial Statements in Item 14 below.

Business Overview

The Company is a high-end specialty retailer operating through specialty retail stores, consisting of 33 Neiman Marcus stores, two Bergdorf Goodman stores, and a direct marketing operation. The Neiman Marcus stores are in premier retail locations in major markets nationwide, and the Bergdorf Goodman stores are located in Manhattan at 58th Street and Fifth Avenue. Both Neiman Marcus and Bergdorf Goodman stores offer high-end fashion apparel and accessories primarily from leading designers.

Neiman Marcus Direct, the Company’s direct marketing operation, offers a mix of apparel and home furnishings which is complementary to the Neiman Marcus stores’ merchandise. Neiman Marcus Direct also publishes the Horchow catalogues, the world famous Neiman Marcus Christmas Book, and Chef’s Catalog, a leading direct marketer of gourmet cookware and high-end kitchenware. For more information about the Company’s business segments, see Note 13 to the Consolidated Financial Statements in Item 14 below.

Description of Operations

Specialty Retail Stores.   Neiman Marcus stores offer women’s and men’s apparel, fashion accessories, shoes, cosmetics, furs, precious and fashion jewelry, decorative home accessories, fine china, crystal and silver, gourmet food products, children’s apparel and gift items. A significant percentage of retail sales for Neiman Marcus stores is comprised of sales to a relatively small portion of its customers.

As of October 25, 2001, the Company operates 33 Neiman Marcus stores, located in Arizona (Scottsdale); California (five stores: Beverly Hills, Newport Beach, Palo Alto, San Diego and San Francisco); Colorado (Denver); the District of Columbia; Florida (four stores: Fort Lauderdale, Palm Beach, Tampa and Bal Harbour); Georgia (Atlanta); Hawaii (Honolulu); Illinois (three stores: Chicago, Northbrook and Oak Brook); Missouri (St. Louis); Massachusetts (Boston); Minnesota (Minneapolis); Michigan (Troy); Nevada (Las Vegas); New Jersey (two stores: Short Hills and Paramus); New York (Westchester); Pennsylvania (King of Prussia); Texas (six stores: two in Dallas, one in Plano, one in Fort Worth and two in Houston); and Virginia (McLean). The average size of these 33 stores is approximately 141,000 gross square feet, and they range in size from 53,000 gross square feet to 269,000 gross square feet.

The Company plans to open new Neiman Marcus stores in Coral Gables, Florida in 2002; Orlando, Florida in 2002; San Antonio, Texas in 2004; and Atlanta, Georgia in 2005.

The Company has opened three stores under the name The Galleries of Neiman Marcus to test the concept of using smaller stores featuring precious and fashion jewelry, gifts and decorative home accessories to extend the Neiman Marcus brand into certain markets that may not be large enough to support full-line stores. The Galleries of Neiman Marcus stores opened in Cleveland, Ohio in November 1998; in Phoenix, Arizona in December 1998; and in Seattle, Washington in October 1999, and range in size from 9,000 to 12,000 square feet. The Company continues to evaluate the concept based on the performance of these stores.

The Company operates two Bergdorf Goodman stores in Manhattan at 58th Street and Fifth Avenue. The main Bergdorf Goodman store consists of 250,000 gross square feet, and features high-end women’s apparel and unique fashion accessories from leading designers, traditional and contemporary decorative home accessories, precious and fashion jewelry, gifts, and gourmet foods. The Bergdorf Goodman Men’s store consists of 66,000 gross square feet and is dedicated to fine men’s apparel and accessories. In fiscal year 2000, the Company completed a remodeling project at the Bergdorf Goodman main store that added 15,000 square feet of selling space in a new plaza level below the first floor.

The Company operates eleven clearance centers which average approximately 23,000 gross square feet. These stores provide an efficient and controlled outlet for the sale of marked down merchandise from Neiman Marcus and Bergdorf Goodman stores, and Neiman Marcus Direct.

Direct Marketing.   The Company’s direct marketing operation, Neiman Marcus Direct, operates an upscale direct marketing business, which primarily offers women’s apparel, accessories and specialty cosmetics under the Neiman Marcus name and, through its Horchow catalogue, offers quality home furnishings, linens and tabletop decorative accessories. Neiman Marcus Direct also annually publishes the world famous Neiman Marcus Christmas Book and offers a broad range of more modestly priced items through its Grand Finale catalogues. In January 1998, the Company acquired Chef’s Catalog, a leading direct marketer of gourmet cookware and high-end kitchenware, and has consolidated those operations into Neiman Marcus Direct.

Other.   Launched in fiscal year 1999, the Company’s brand development initiative is designed to create shareholder value by investing in designer resources that serve affluent customers. In February 1999, the Company acquired a 56% interest in Kate Spade LLC, a manufacturer of high-end designer handbags and accessories, for $33.6 million. In November 1998, the Company acquired a 51% interest in Gurwitch Bristow Products LLC, which manufactures and markets the Laura Mercier cosmetic lines, for $6.7 million.

In October 1999, the Company launched NeimanMarcus.com, an internet e-commerce site, which features more than 5,000 products and over 100 designer e-boutiques.

Competition

The specialty retail industry is highly competitive and fragmented. The Company competes with large specialty retailers, traditional and upscale department stores, national apparel chains, designer boutiques, individual specialty apparel stores and direct marketing firms.

The Company competes for customers principally on the basis of quality, assortment and presentation of merchandise, customer service, marketing and customer loyalty programs and value and, in the case of Neiman Marcus and Bergdorf Goodman stores, on the basis of store ambience. In addition, the Company competes for quality merchandise and assortment principally based on relationships with designer resources and purchasing power. The Company’s apparel business is especially dependent upon its relationship with these designer resources. The Company competes with other retailers for real estate opportunities principally on the basis of its ability to attract customers. Neiman Marcus Direct competes principally on the basis of quality, assortment and presentation of merchandise, customer service, price and speed of delivery.

Employees

As of October 17, 2001, the Company had approximately 15,400 employees. Neiman Marcus stores had approximately 12,800 employees, Bergdorf Goodman stores had approximately 1,100 employees and Neiman Marcus Direct had approximately 1,500 employees. The Company’s staffing requirements fluctuate during the year as a result of the seasonality of the retail industry. None of the employees of Neiman Marcus stores or Neiman Marcus Direct are subject to collective bargaining agreements. Approximately 16% of the Bergdorf Goodman employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are generally good.

Quarterly Data and Seasonality

For information on quarterly data, seasonality and liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below.

Regulation

The Company’s operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. In addition to the Company’s private label credit cards, credit to the Company’s customers is provided primarily through third parties such as American Express®, Visa®, MasterCard®, Diners Club® and Carte Blance®. Any change in the regulation of credit that would materially limit the availability of credit to the Company’s traditional customer base could adversely affect the Company’s results of operations or financial condition.

The Company’s and its competitors’ practices are also subject to review in the ordinary course of business by the Federal Trade Commission and the Company’s and other retailers’ credit cards are subject to regulation by the Office of the Comptroller of the Currency. The Company believes that it is currently in material compliance with all applicable state and federal regulations.

Additionally, the Company is subject to certain truth-in-advertising and other various laws, including consumer protection regulations that regulate retailers generally and/or the promotion of the sale of merchandise. The Company undertakes to monitor changes in those laws and believes that it is in material compliance with applicable laws with respect to such practices.

ITEM 2. PROPERTIES

The Company’s corporate headquarters are located at the Downtown Neiman Marcus store location in Dallas, Texas. The operating headquarters for Neiman Marcus, Bergdorf Goodman and Neiman Marcus Direct are located in Dallas, New York City and Las Colinas, Texas, respectively. As of October 17, 2001 the aggregate gross square footage used in the Company’s operations was approximately as follows:

		Owned
		Subject to
	Owned	Ground Lease	Leased	Total

Specialty Retail Stores	348,000	2,358,000	2,538,000	5,244,000
Distribution, Support and Office Facilities	1,169,000	0	830,000	1,999,000

Leases for substantially all of the Company’s stores, including renewal options, range from 30 to 99 years. The lease on the Bergdorf Goodman main store expires in 2050, and the lease on the Bergdorf Goodman Men’s store expires in 2010, with two 10-year renewal options. Leases are generally at fixed rentals and a majority of leases provide for additional rentals based on sales in excess of predetermined levels. The Company owns approximately 34 acres of land in Longview, Texas, where its National Service Center, the principal distribution facility for Neiman Marcus stores, is located in a 464,000 square foot facility and also owns approximately 50 acres of land in Las Colinas, Texas, where its 705,000 square foot Neiman Marcus Direct warehouse and distribution facility is located. For further information on the Company’s properties, see “Operating Leases” in Note 11 of the Notes to the Consolidated Financial Statements in Item 14 below. For more information about the Company’s plans to open additional stores, see “Description of Operations” in Item 1 above.

ITEM 3. LEGAL PROCEEDINGS

The Company presently is engaged in various legal actions which are incidental to the ordinary conduct of its business. The Company believes that any liability arising as a result of these actions and proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended July 28, 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s Class A Common Stock and Class B Common Stock are currently traded on the New York Stock Exchange under the symbols NMG.A and NMG.B respectively. Class B Common Stock was distributed by Harcourt General to its shareholders in October 1999. Beginning with the third quarter of fiscal year 1995, the Company eliminated the quarterly cash dividend on its Common Stock. The Company currently does not intend to resume paying cash dividends on its Common Stock.

The following table indicates for the past two fiscal years the quarterly stock price ranges:

	NMG.A 2001		NMG.A 2000		NMG.B 2001		NMG.B 2000

Quarter	High	Low	High	Low	High	Low	High	Low

First	$37.63	$29.69	$25.06	$21.31	$35.13	$26.75	$24.75	$21.06
Second	$39.31	$29.88	$28.69	$23.00	$37.13	$27.81	$27.00	$21.13
Third	$40.18	$29.21	$28.50	$20.00	$37.10	$26.80	$28.31	$19.25
Fourth	$40.10	$31.00	$33.19	$24.00	$36.50	$29.25	$32.00	$23.13

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is qualified in its entirety by the Consolidated Financial Statements of the Company (and the related Notes thereto) contained elsewhere in this Form 10-K and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The operating results and financial position data for each of the fiscal years ended July 28, 2001, July 29, 2000, July 31, 1999, August 1, 1998, and August 2, 1997 have been derived from the Company’s audited Consolidated Financial Statements.

	Years Ended

(in millions, except for per	July 28,	July 29,	July 31,	August 1,	August 2,
share data)	2001	2000 (1)	1999 (1)	1998	1997

OPERATING RESULTS:
Revenues	$3,015.5	$2,926.4	$2,580.4	$2,337.7	$2,180.6

Net earnings	$107.5	$134.0	$94.9	$106.0	$92.1

Net earnings applicable to common shareholders	$107.5	$134.0	$94.9	$106.0	$63.6

Earnings per share applicable to common shareholders:
Basic	$2.28	$2.77	$1.93	$2.13	$1.35

Diluted	$2.26	$2.75	$1.93	$2.12	$1.34

FINANCIAL POSITION:
Total assets	$1,785.9	$1,762.1	$1,518.9	$1,459.0	$1,309.5
Long-term liabilities	$338.9	$435.1	$381.3	$392.8	$401.6

(1)	As discussed in Note 1 to the Consolidated Financial Statements in Item 14 below, the Company has made certain reclassifications to its prior financial statements to conform to its current presentation of shipping and handling revenues and expenses in accordance with EITF Issues No. 00-10.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With respect to forward-looking statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations see “Business — Cautionary Notice Regarding Forward-Looking Statements.”

OVERVIEW

The Neiman Marcus Group, Inc., together with its operating divisions and subsidiaries (the Company), is a high-end specialty retailer. The Company’s operations include the Specialty Retail Stores segment, which consists of Neiman Marcus and Bergdorf Goodman stores, and the Direct Marketing segment, which conducts operations through Neiman Marcus Direct.

Approximately 83% of the Company’s revenues are generated by its Specialty Retail Stores, with the balance generated primarily by Neiman Marcus Direct. Revenue growth over the last three fiscal years at Specialty Retail Stores can be attributed principally to increases in overall comparable store revenues and new store openings. The Company opened new stores in Palm Beach, Florida in November 2000 and in Tampa, Florida in September 2001 and opened a replacement store in Plano, Texas in August 2001. The Company currently plans to open four new Neiman Marcus stores over the next three fiscal years. In fiscal year 2001, average store revenues per gross square foot reached a record high of $502, representing an increase of 11.1% compared to fiscal year 1999. The Company has consistently focused on renovating and modernizing its stores to improve productivity. The Company’s strategy is to improve average transaction amounts and comparable revenue growth with carefully edited assortments and marketing and customer loyalty programs that are designed to increase its customers’ awareness of merchandise offerings in the store.

Launched in fiscal year 1999, the Company’s brand development initiative is designed to create shareholder value by investing in designer resources that serve affluent customers. In February 1999, the Company acquired a 56% interest in Kate Spade LLC, a manufacturer of high-end designer handbags and accessories, for $33.6 million. In November 1998, the Company acquired a 51% interest in Gurwitch Bristow Products LLC, which manufactures and markets the Laura Mercier cosmetic lines, for $6.7 million.

Set forth in the following table is certain summary information with respect to the Company’s operations for the most recent three fiscal years.

OPERATING RESULTS

		Years Ended

	July 28,	July 29,	July 31,
(dollars in millions)	2001	2000	1999

REVENUES (1)
Specialty Retail Stores	$2,504.8	$2,458.1	$2,202.4
Direct Marketing	424.4	402.1	355.8
Other (2)	86.3	66.2	22.2

Total	$3,015.5	$2,926.4	$2,580.4

OPERATING EARNINGS
Specialty Retail Stores	$201.0	$248.5	$180.2
Direct Marketing	24.0	24.4	14.5
Other (2)	(31.4)	(24.5)	(12.1)

Total	$193.6	$248.4	$182.6

OPERATING PROFIT MARGIN
Specialty Retail Stores	8.0%	10.1%	8.2%
Direct Marketing	5.7%	6.1%	4.1%
Total	6.4%	8.5%	7.1%

(1)	Prior year revenue amounts have been reclassified to comply with the Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” As reclassified from selling, general and administrative expenses, shipping and handling revenues are included in revenues and the related costs are included in cost of goods sold. Such reclassifications had no impact on previously reported operating earnings, net earnings, shareholders’ equity or cash flows.

(2)	Other includes the operations of Kate Spade LLC and Gurwitch Bristow Products LLC, on-line operations of NeimanMarcus.com and corporate expenses. In fiscal year 2001, other operating earnings include a $9.8 million impairment charge of the Company’s investment in a third-party internet retailer.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

Revenues.   Revenues in fiscal year 2001 increased $89.2 million to $3.02 billion from $2.93 billion in fiscal year 2000. The 3.0% increase was primarily attributable to increased comparable revenues and revenue generated by one new store added during the fiscal year. The Company believes that its sales growth continues to be influenced by the execution of its merchandising, marketing and store operation strategies of carefully edited product assortments and marketing and customer loyalty programs to increase customers’ awareness of merchandise offerings in its stores. Comparable revenues for fiscal year 2001 increased 1.2% for Specialty Retail Stores and 5.9% for Direct Marketing.

The Company began to experience a decline in its comparable revenues beginning in the second quarter of fiscal year 2001. Comparable revenues increased by 10.4% in the first quarter, increased by 1.7% in the second quarter, decreased by 1.4% in the third quarter and decreased by 1.5% in the fourth quarter. The Company believes the comparable revenue decreases were due primarily to economic conditions and a general softening in the retail industry.

Cost of goods sold including buying and occupancy costs. Cost of goods sold including buying and occupancy costs, as a percentage of revenues, was 67.0% for fiscal year 2001 compared to 65.6% for fiscal year 2000. The increase in cost of goods sold including buying and occupancy costs as a percentage of revenues was primarily due to higher inventory markdowns taken in the fourth quarter of fiscal year 2001 as a result of a general decline in retail sales.

Selling, general and administrative expenses.   As a percentage of revenues, selling, general and administrative expenses increased to 26.2% for fiscal year 2001 from 26.0% for fiscal year 2000. The increase in selling, general and administrative expenses as a percentage of revenues was primarily the result of higher marketing costs associated with the selling of markdown inventories, transition costs of approximately $3 million related to the corporate headquarters relocation from Chestnut Hill, Massachusetts to Dallas, Texas and the deleveraging of the fixed cost component of selling, general and administrative expenses on lower sales in the third and fourth quarters of fiscal 2001. These increases were partially offset by lower incentive compensation in fiscal year 2001 and lower costs incurred in connection with the Company’s on-line operations conducted by NeimanMarcus.com. NeimanMarcus.com was launched in October 1999.

Impairment of investment in third-party internet retailer. During the fourth quarter of fiscal 2001, the Company recorded an impairment charge of $9.8 million, which represents the Company’s adjustment to state the carrying value of its cost method investment in WeddingChannel.com, Inc. at its estimated fair value. WeddingChannel.com, Inc. is a bridal registry service that supports the Company’s strategic initiative to expand its gift business. At July 28, 2001, the carrying value of the Company’s investment in WeddingChannel.com, Inc. was approximately $3 million.

Operating earnings.   Operating earnings were $193.6 million for fiscal year 2001 compared to $248.4 million for fiscal year 2000. Operating earnings for Specialty Retail Stores were $201.0 million in fiscal year 2001 compared to $248.5 million in fiscal year 2000. This decrease in operating earnings for Specialty Retail Stores was primarily due to higher inventory markdowns at both Neiman Marcus and Bergdorf Goodman in fiscal year 2001. Operating earnings for Direct Marketing were $24.0 million in fiscal year 2001 compared to $24.4 million in fiscal year 2000.

Interest expense.   Interest expense was $15.2 million for fiscal year 2001 compared to $25.4 million for fiscal year 2000. The decrease of $10.2 million is principally due to lower average borrowings and reduced interest rates. In the prior year, the Company had higher average borrowings which resulted primarily from borrowings incurred to repay the Company’s securitization upon maturities during the second half of fiscal year 2000.

Income taxes.   The Company’s effective income tax rate was 38% in both fiscal year 2001 and fiscal year 2000.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

Revenues.   Revenues in fiscal year 2000 increased $345.9 million to $2.93 billion from $2.58 billion in fiscal year 1999. The 13.4% increase was primarily attributable to higher overall comparable revenues. Total comparable revenues increased 11.8%. Comparable revenues increased 10.4% at Neiman Marcus stores, 14.6% at Bergdorf Goodman stores, and 13.1% at Neiman Marcus Direct.

Cost of goods sold including buying and occupancy costs. Cost of goods sold including buying and occupancy costs increased 9.7% to $1.92 billion in fiscal year 2000 from $1.75 billion in fiscal year 1999, primarily due to increased revenues. As a percentage of revenues, cost of goods sold was 65.6% in fiscal year 2000 compared to 67.8% in fiscal year 1999. The proportionate decrease in fiscal year 2000 resulted primarily from higher gross margins at both Neiman Marcus stores and Bergdorf Goodman stores in comparison to the prior year, principally as a result of lower markdowns and, to a lesser extent, higher gross margins at Neiman Marcus Direct.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased 17.1% in fiscal year 2000 to $759.7 million from $649.0 million in fiscal year 1999. As a percentage of revenues, selling, general and administrative expenses increased to 26.0% in fiscal year 2000 from 25.2% in fiscal year 1999. The proportionate increase in fiscal year 2000 was primarily due to approximately $24.0 million of costs incurred to launch the Company’s e-commerce initiative.

Operating earnings.   Operating earnings increased by 36.0% to $248.4 million from $182.6 million in the prior year. This increase was attributable to higher revenues and higher gross margins.

Interest expense.   Interest expense increased 1.6% in fiscal year 2000 to $25.4 million from $25.0 million in the prior year. The increase resulted from higher average borrowings which resulted primarily from borrowings incurred to repay the Company’s securitization upon maturities during the second half of fiscal year 2000.

Income taxes.   The Company’s effective income tax rate was 38% in fiscal year 2000 compared to 39% in fiscal year 1999.

RECENT DEVELOPMENTS

Comparable revenues decreased by 0.8% in August 2001 and by 19.5% in September 2001. The Company believes comparable revenues in September 2001 were negatively impacted by a pronounced decrease in consumer spending that occurred subsequent to the September 11, 2001 terrorist attacks in the United States of America. In the first two weeks of the September 2001 period, comparable revenues averaged a mid single-digit percent decline as the Company cycled against a double-digit percent increase a year ago. In the three weeks that included and followed September 11, 2001, comparable revenues declined by an average of approximately 25 percent, with some improvement at the end of the period. Sales were soft across all regions, particularly at Manhattan-based Bergdorf Goodman. There can be no assurances that the decreases in sales subsequent to September 11, 2001 will not continue for the remainder of fiscal year 2002 and beyond. Further, the Company’s ability to mitigate the impacts of declines in sales in the short-term is negatively impacted by several factors, including but not limited to, the time interval between the ordering and delivery of the Company’s seasonal merchandise and the advance production requirements associated with the Company’s catalogues. These factors could result in, among other things, a higher level of inventory markdowns being required in the remainder of fiscal 2002 to liquidate fall-season merchandise, both goods currently on-hand as well as goods yet to be delivered, and spring-season merchandise previously ordered pursuant to noncancelable purchase commitments. The Company believes that declines in sales levels will have a negative impact on the Company’s earnings and cash flows from operations for fiscal year 2002. The Company is currently reviewing its expense structure, anticipated capital expenditure requirements and inventory purchase commitments in light of current and anticipated sales levels for the remainder of fiscal year 2002. However, the Company is currently unable to quantify the impact of the decreases in sales to date, the impact of future decreases in sales, if any, for the remainder of fiscal 2002 or the impact of other actions the Company may take in response to declines in sales on its earnings, cash flows or liquidity for the remainder of fiscal year 2002.

QUARTERLY DATA AND SEASONALITY

The specialty retail industry is seasonal in nature and a disproportionately higher level of the Company’s revenues and earnings are generated in the fall and holiday selling seasons. The Company’s working capital requirements and inventories increase substantially in the first quarter in anticipation of the holiday selling season.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements consist principally of funding inventory growth, capital expenditures for new store growth and renovations, upgrading its management information systems and debt service. As of July 28, 2001, the Company had cash and equivalents of $97.3 million. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

Net cash provided by operating activities was $131.9 million for fiscal year 2001 and $255.1 million for fiscal year 2000. The net cash provided by operating activities in fiscal year 2001 decreased from the prior year primarily due to the decrease in operating earnings and higher cash requirements related to the procurement of merchandise inventories in fiscal 2001. In fiscal year 2000, net cash provided by operating activities increased from fiscal year 1999 principally from an increase in net earnings and a higher than normal ratio of accounts payable to inventory at the end of fiscal year 2000. Merchandise inventories increased by $73.5 million from July 29, 2000 to July 28, 2001. This increase resulted primarily from new store growth, earlier receipt of new fall merchandise in fiscal year 2001 compared to fiscal year 2000 and planned inventory growth in certain merchandise categories such as cosmetics and jewelry.

Net cash used for investing activities was $129.1 million for fiscal year 2001 and $95.3 million for fiscal year 2000. The net cash used for investing activities increased from fiscal year 2000 to fiscal year 2001 principally as a result of increased capital expenditures. The net cash used for investing activities decreased from fiscal year 1999 to fiscal year 2000 principally as a result of decreased capital expenditures for fiscal year 2000 and net cash paid to acquire Kate Spade LLC and Gurwitch Bristow Products LLC in fiscal year 1999.

The Company’s capital expenditures in fiscal year 2001 included costs related to the construction of new stores and the renovation of existing stores. Capital expenditures were $120.0 million in fiscal year 2001, $89.0 million in fiscal year 2000 and $91.0 million in fiscal year 1999. During fiscal years 2001, 2000 and 1999, the Company invested approximately $53.8 million in the aggregate to remodel its existing stores. In fiscal year 2001, major projects included store remodels in San Francisco, California; Las Vegas, Nevada; Fashion Island, California and Houston, Texas and the construction of a new store in Tampa Bay, Florida and a replacement store in Plano, Texas. The Company’s original capital expenditures budget for fiscal year 2002 was approximately $140 million to $150 million. The Company is currently reviewing its capital expenditure requirements for the remainder of fiscal year 2002 in light of the sales declines that the Company has experienced subsequent to the events of September 11, 2001.

Net cash used for financing activities was $80.9 million in fiscal year 2001 and $13.5 million in fiscal year 2000. The net cash used for financing activities increased from fiscal year 2000 to fiscal year 2001 primarily as a result of the $80 million repayment of borrowings on the Company’s revolving credit agreement in fiscal year 2001.

At July 28, 2001, the Company has an unsecured revolving credit facility with 21 banks, pursuant to which the Company may borrow up to $450 million. The rate of interest payable varies according to one of four pricing options selected by the Company. The facility, which expires in October 2002, may be terminated by the Company at any time on three business days’ notice. The revolving credit facility contains covenants which require the Company to maintain certain leverage and fixed charge ratios. There were no borrowings outstanding under this facility at July 28, 2001. During September 2001, the Company borrowed $100 million under this facility to fund its seasonal working capital requirements.

Pursuant to a revolving credit card securitization program that expires in April 2008, the Company sold substantially all of the Company’s credit card receivables through a subsidiary to the NMG Credit Card Master Trust in exchange for certificates representing undivided interests in such receivables. The Class A Certificates, which have an aggregate principal value of $225 million, were sold to investors.

        In May 1998, the Company issued $250 million of unsecured senior notes and debentures to the public, the proceeds from which were used to repay borrowings outstanding on the Company’s revolving credit facility. The debt is comprised of $125 million, 6.65% senior notes, due 2008 and $125 million, 7.125% senior debentures, due 2028. Interest on the securities is payable semiannually.

        In April 2000, the Company’s Board of Directors authorized the repurchase of an additional two million shares under the Company’s stock repurchase program. At July 28, 2001, up to 1,924,600 shares may be repurchased by the Company pursuant to the prior authorization of the Board of Directors.

        Management believes that operating cash flows, currently available vendor financing and amounts available pursuant to its $450 million revolving credit agreement and its outstanding accounts receivable securitization facility should be sufficient to fund the Company’s operations, debt service and currently anticipated capital expenditure requirements through the end of fiscal year 2002.

IMPACT OF INFLATION

        The Company believes changes in revenues and net earnings that have resulted from inflation and changing prices have not been material during the periods presented. The Company adjusts selling prices to maintain certain profit levels and will continue to do so as economic conditions permit. There is no assurance, however, that inflation will not materially affect the Company in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

        On June 30, 2001, the Financial Accounting Standards Board finalized and issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and eliminates the pooling-of-interests method. SFAS No. 142, upon adoption, eliminates goodwill amortization and the amortization of certain other intangible assets. However, goodwill and other certain intangibles will be subject to at least an annual assessment for impairment by applying a fair-value based test. The provisions of SFAS No. 141 apply immediately to all acquisitions completed after June 30, 2001. Unless early adopted by the Company, the provisions of SFAS No. 142 require that goodwill and intangible assets with indefinite lives continue to be amortized until August 3, 2002. Effective August 4, 2002, such amortization will cease as the Company will be required to adopt the new rules on such date.

        The Company has not yet determined the ultimate impact of the provisions of SFAS No. 142 on its consolidated financial statements or the period in which the standard will be adopted. Amortization of goodwill for fiscal year 2001 was $0.9 million.

FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements, including statements regarding the Company’s objectives and expectations regarding its merchandising and marketing strategies, store renovation and expansion plans, inventory performance, capital expenditures, liquidity, development of its management information systems and productivity and profitability that are based upon management’s beliefs as well as on assumptions made by and data currently available to management. These forward-looking statements are not guarantees of future performance and a variety of factors could cause the Company’s actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements. Factors that could affect future performance include, but are not limited to: current political and economic conditions subsequent to the September 11, 2001 terrorist attacks on the United States of America; changes in economic conditions, political conditions or consumer confidence resulting in a reduction of discretionary spending on goods that are, or are perceived to be, “luxuries”; changes in demographic or retail environments; changes in consumer preferences or fashion trends; competitive responses to the Company’s marketing, merchandising and promotional efforts; seasonality of the retail business; adverse weather conditions, particularly during peak selling seasons; delays in anticipated store openings; significant increases in paper, printing and postage costs; litigation that may have an adverse effect on the financial results or reputation of the Company; changes in the Company’s relationships with designers, vendors and other sources of merchandise; changes in key personnel who have been hired or retained by the Company; changes in the Company’s private label credit card arrangement which might adversely impact its ability to provide consumer credit; and changes in government or regulatory requirements increasing the Company’s cost of operations. The Company undertakes no obligation to update or revise (publicly or otherwise) any forward-looking statements to reflect subsequent events, new information or future circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The market risk inherent in the Company’s financial instruments represents the potential loss arising from adverse changes in interest rates and exchange rates. The Company does not enter into financial instruments for trading purposes.

        At July 28, 2001 and July 29, 2000, the fair values of the Company’s fixed-rate senior notes and debentures were $220.6 million and $215.2 million, respectively, based upon quoted market prices. Such fair values were less than the aggregate carrying values of the notes and debentures by $29.1 million at July 28, 2001 and $34.5 million at July 29, 2000. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounted to approximately $13.7 million at July 28, 2001.

        The Company uses derivative financial instruments to manage foreign currency risk related to the procurement of foreign merchandise inventories. The Company enters into foreign currency contracts denominated in the Euro and British pound. The Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $46.2 million as of July 28, 2001 and approximately $52.4 million as of July 29, 2000. The market risk inherent in these instruments was not material to the Company’s financial condition, results of operations, or cash flows in either fiscal year 2001 or fiscal year 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements of the Company and supplementary data are included as pages F-1 through F-24 at the end of this Annual Report on Form 10-K:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

        The information set forth under the headings “Proposal No. One: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Executive Officers of the Registrant

        Set forth below are the names, ages at October 25, 2001, and principal occupations for the last five years of each executive officer of the Company. All such persons have been elected to serve until the next annual election of officers or until their earlier resignation or removal.

Burton M. Tansky — 63
         President and Chief Executive Officer since February 21, 2001. Mr. Tansky served as President and Chief Operating Officer of the Company from December 1998 until February 2001; served as Executive Vice President of the Company from February 1998 until December 1998; and served as Chairman and Chief Executive Officer of Neiman Marcus Stores from May 1994 until February 2000.

James E. Skinner — 48
         Joined the Company as Senior Vice President and Chief Financial Officer on June 28, 2001. Prior to joining the Company, Mr. Skinner served as Senior Vice President and Chief Financial Officer of Caprock Communications Corp. from August 2000 until December 2000; and served as Executive Vice President, Chief Financial Officer and Treasurer for CompUSA, Inc. from 1994 until 2000.

Nelson A. Bangs — 48
         Joined the Company as Senior Vice President, General Counsel and Secretary on April 17, 2001. Prior to joining the Company, Mr. Bangs engaged in a private consulting and law practice from January 1999 to April 2001; served as Senior Vice President and General Counsel of Pillowtex Corporation from April 1998 until January 1999; and served as Senior Vice President, General Counsel and Secretary of Dr Pepper/Seven Up, Inc. (and predecessors) prior thereto.

Marita O’Dea — 52
         Vice President, Human Resources since June 19, 2001. Also, Ms. O’Dea has served as Senior Vice President of Human Resources of Neiman Marcus Stores since 1995.

Gerald A. Sampson — 60
         President and Chief Operating Officer of Neiman Marcus Stores for the previous five years.

Ronald L. Frasch — 53
         Chairman and Chief Executive Officer of Bergdorf Goodman since April 2000. Prior to joining the Company Mr. Frasch served as President of GFT, USA, a manufacturer of designer apparel, from July 1996 until December 1999; and served as President and Chief Executive Officer of Escada USA prior thereto.

Karen W. Katz — 44
         President and Chief Executive Officer of Neiman Marcus Direct since May 2000. Ms. Katz served as Executive Vice President of Neiman Marcus Stores from February 1998 until May 2000; served as Senior Vice President and Director of Neiman Marcus Stores from September 1996 until February 1998; and served as Vice President and General Manager of the Dallas NorthPark Neiman Marcus store prior thereto.

ITEM 11. EXECUTIVE COMPENSATION

        The information set forth under the heading “Executive and Director Compensation” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the heading “Outstanding Voting Securities of the Company and Principal Holders Thereof” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the headings “Certain Relationships and Transactions” and “Executive Compensation — Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The following documents are filed as part of this report.

1. Financial Statements

        The list of financial statements required by this item is set forth in Item 8.

2. Index to Financial Statement Schedules

Page
Number

Independent Auditors’ Report	F-2
Schedule II — Valuation and Qualifying Accounts	22

        All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable.

3. Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended July 28, 2001.

4. Exhibits

Exhibit No.	Description

3.1(a)	Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999.
3.1(b)	Certificates of Designation with respect to Series A Junior Participating Preferred Stock, Series B Junior Participating Preferred Stock and Series C Junior Participating Preferred Stock, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

3.2	By-Laws of the Company, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999.
4.1	Indenture, dated as of May 27, 1998, between the Company and The Bank of New York, as trustee (the “Indenture”), incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 1998.

4.2	Form of 6.65% Senior Note Due 2008, dated May 27, 1998, issued by the Company pursuant to the Indenture, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 1998.

4.3	Form of 7.125% Senior Note Due 2008, dated May 27, 1998, issued by the Company pursuant to the Indenture, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 1998.

4.4	Rights Agreement, dated as of October 6, 1999, between the Company and BankBoston, N.A., as Rights Agent, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A dated October 15, 1999.

*10.1	Amended and Restated Intercompany Services Agreement, dated as of November 1, 1999 between Harcourt General and the Company, incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

*10.2	The Neiman Marcus Group, Inc. 1987 Stock Incentive Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the twenty-six week period ended August 1, 1987.
*10.3	The Neiman Marcus Group, Inc. 1997 Incentive Plan, as amended, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2000.
*10.4	Termination and Change of Control Agreement between the Company and Burton M. Tansky dated October 6, 1999, as supplemented by Letter Agreement dated November 11, 1999, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

Exhibit No.	Description

*10.5	Termination and Change of Control Agreement between the Company and Gerald A. Sampson dated October 6, 1999, as supplemented by Letter Agreement dated November 17, 1999, incorporated herein by reference to the Company’s Quarterly Report or Form 10-Q for the quarter ended October 30, 1999.

*10.6	Key Executive Stock Purchase Loan Plan, as amended, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 1997.
*10.7	Supplemental Executive Retirement Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 1988.
*10.8	Description of the Company’s Executive Life Insurance Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 1992.
*10.9	Supplementary Executive Medical Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1993.
*10.10	Key Employee Deferred Compensation Plan, as amended, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 1994.
*10.11	Deferred Compensation Plan For Non-Employee Directors, as amended, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 1998.
*10.12	Termination and Change of Control Agreement between the Company and Ronald Frasch dated April 27, 2000.
*10.13	Termination and Change of Control Agreement between the Company and Karen W. Katz dated May 22, 2000.
10.14(a)	Credit Agreement dated as of October 29, 1997 among the Company, the Banks parties thereto, Bank of America National Trust and Savings Association, as Syndication Agent, The Chase Manhattan Bank, as Documentation Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent, (the “Credit Agreement”) incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 1997.

Exhibit No.	Description

10.14(b)	Amendment to the Credit Agreement dated August 27, 1999, incorporated herein by reference to the Company’s Annual Report on From 10-K for the fiscal year ended July 31, 1999.
10.15	Neiman Marcus Group Credit Card Master Trust Series 2000-1 Class A Purchase Agreement, dated July 12, 2000.
10.16	Receivables Purchase Agreement dated as of July 2, 2000 between Bergdorf Goodman, Inc. and Neiman Marcus Funding Corporation.
10.17	Receivables Purchase Agreement, dated as of March 1, 1995, and amended and restated as of July 2, 2000 between the Company and Neiman Marcus Funding Corporation.
10.18	Pooling and Servicing Agreement, dated as of March 1, 1995, and amended and restated as of July 2, 2000 between Neiman Marcus Funding Corporation, the Company and The Bank of New York.
10.19	Series 2000-1 Supplement, dated as of July 21, 2000, to the Pooling and Servicing Agreement, dated as of March 1, 1995, and amended and restated as of July 2, 2000 among Neiman Marcus Funding Corporation, the Company and The Bank of New York.

10.20	Trustee Resignation and Agent Appointment Agreement dated as of July 2, 2000 by and among the Company, Neiman Marcus Funding Corporation, The Chase Manhattan Bank and The Bank of New York.
10.21	Exchange and Repurchase Agreement between The Neiman Marcus Group, Inc. and Harcourt General, Inc., incorporated herein by Reference to Exhibit 10.1 to Registration Statement on Form S-3 of The Neiman Marcus Group, Inc. dated October 10, 1996 (Registration No. 333-11721).

10.22	Amended and Restated Agreement and Plan of Merger, dated as of July 1, 1999, among The Neiman Marcus Group, Inc., Harcourt General, Inc. and Spring Merger Corporation, incorporated herein by reference to the Company’s Definitive Schedule 14A dated August 10, 1999.

Exhibit No.	Description

10.23	Amended and Restated Distribution Agreement, dated as of July 1, 1999, between Harcourt General, Inc. and The Neiman Marcus Group, Inc., incorporated herein by reference to the Company’s Definitive Schedule 14A dated August 10, 1999.

10.24	Agreement, dated as of September 1, 1999, among the Company and certain holders of the Company’s Class B Common Stock, incorporated herein by reference to the Company’s Annual Report on From 10-K for the fiscal year ended July 31, 1999.

10.25*	Termination and Change of Control Agreement between the Company and Nelson A. Bangs dated April 17, 2001. (1)
10.26*	Termination and Change of Control Agreement between the Company and James E. Skinner dated June 28, 2001. (1)
18.1	Letter regarding Change in Accounting Principle, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.
21.1	Subsidiaries of the Company. (1)
23.1	Consent of Deloitte & Touche LLP. (1)
99.1	Dividend Reinvestment and Common Stock Purchase Plan, incorporated herein by reference to the Company’s Registration Statement on Form S-3 dated September 17, 1990 (Registration No. 33-36419)

(1)	Filed herewith.

*	Management contract or compensatory plan or arrangement filed pursuant to Item 14(c) of Form 10-K.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
The Neiman Marcus Group, Inc.
Dallas, Texas

        We have audited the accompanying consolidated balance sheets of The Neiman Marcus Group, Inc. and subsidiaries as of July 28, 2001 and July 29, 2000, and the related consolidated statements of earnings, cash flows, and shareholders’ equity for each of the three years in the period ended July 28, 2001. Our audits also included the financial statement schedule of The Neiman Marcus Group, Inc. and subsidiaries, listed in the Index in Item 14. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Neiman Marcus Group, Inc. and subsidiaries as of July 28, 2001 and July 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 28, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
New York, New York
September 10, 2001

THE NEIMAN MARCUS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	July 28,	July 29,
(in thousands, except shares)	2001	2000

ASSETS
CURRENT ASSETS
Cash and equivalents	$97,291	$175,385
Undivided interests in NMG Credit Card Master Trust	220,717	211,581
Accounts receivable, less allowance for doubtful accounts of $355 and $200	20,707	19,279
Merchandise inventories	648,867	575,344
Deferred income taxes	27,327	26,078
Other current assets	48,420	61,671

TOTAL CURRENT ASSETS	1,063,329	1,069,338

PROPERTY AND EQUIPMENT
Land, buildings and improvements	547,228	527,153
Fixtures and equipment	438,974	391,714
Construction in progress	122,402	69,440

	1,108,604	988,307
Less accumulated depreciation and amortization	521,986	448,572

PROPERTY AND EQUIPMENT, NET	586,618	539,735

OTHER ASSETS
Trademarks and other intangible assets, net	122,708	128,581
Other, net	13,215	24,403
TOTAL OTHER ASSETS	135,923	152,984

	$1,785,870	$1,762,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable and current maturities of long-term liabilities	$858	$787
Accounts payable	270,897	270,957
Accrued liabilities	225,805	220,562

TOTAL CURRENT LIABILITIES	497,560	492,306

LONG-TERM LIABILITIES
Notes and debentures	249,686	329,663
Other long-term liabilities	68,269	73,954
Deferred income taxes	20,975	31,510

TOTAL LONG-TERM LIABILITIES	338,930	435,127

MINORITY INTEREST	6,640	8,882
COMMITMENTS AND CONTINGENCIES
COMMON STOCKS
Class A Common Stock — $.01 par value Authorized — 100 million shares; Issued and outstanding — 27,766,173 shares and 27,531,797 shares	278	275
Class B Common Stock — $.01 par value Authorized — 100 million shares; Issued and outstanding — 19,941,835 shares and 19,941,432 shares	200	200
ADDITIONAL PAID-IN CAPITAL	432,726	422,186
ACCUMULATED OTHER COMPREHENSIVE LOSS	(1,029)	—
RETAINED EARNINGS	510,565	403,081

TOTAL SHAREHOLDERS’ EQUITY	942,740	825,742

	$1,785,870	$1,762,057

See Notes to Consolidated Financial Statements

THE NEIMAN MARCUS GROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended

	July 28,	July 29,	July 31,
(in thousands, except per share data)	2001	2000	1999

Revenues	$3,015,534	$2,926,364	$2,580,415
Cost of goods sold including buying and occupancy costs	2,020,954	1,918,298	1,748,783
Selling, general and administrative expenses	791,189	759,712	649,018
Impairment of investment in third-party internet retailer	9,763	—	—

Operating earnings	193,628	248,354	182,614
Interest expense	15,188	25,375	24,972

Earnings before income taxes and minority interest	178,440	222,979	157,642
Income taxes	67,807	84,732	61,480

Earnings before minority interest	110,633	138,247	96,162
Minority interest in net earnings of subsidiaries	(3,149)	(4,236)	(1,310)

Net earnings	$107,484	$134,011	$94,852

Weighted average number of common and common equivalent shares outstanding:
Basic	47,120	48,460	49,129

Diluted	47,586	48,721	49,237

Earnings per share:
Basic	$2.28	$2.77	$1.93

Diluted	$2.26	$2.75	$1.93

        See Notes to Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	July 28,	July 29,	July 31,
(in thousands)	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$107,484	$134,011	$94,852
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	79,009	68,878	64,921
Deferred income taxes	(11,784)	(4,791)	3,702
Impairment of investment in third-party internet retailer	9,763	—	—
Minority interest	3,149	4,236	1,310
Other	(211)	4,457	(5,680)
Changes in current assets and liabilities:
Increase in accounts receivable	(1,428)	(11,103)	(1,999)
Increase in merchandise inventories	(73,523)	(30,092)	(27,842)
Decrease (increase) in other current assets	13,251	(8,569)	8,151
Increase (decrease) in accounts payable and accrued liabilities	6,177	98,035	(18,784)

NET CASH PROVIDED BY OPERATING ACTIVITIES	131,887	255,062	118,631

CASH FLOWS USED FOR INVESTING ACTIVITIES
Capital expenditures	(119,987)	(89,032)	(91,026)
Purchases of held-to-maturity securities	(997,863)	(969,393)	(641,364)
Maturities of held-to-maturity securities	988,727	963,104	647,080
Acquisition, net of cash acquired	—	—	(36,754)

NET CASH USED FOR INVESTING ACTIVITIES	(129,123)	(95,321)	(122,064)

CASH FLOWS USED FOR FINANCING ACTIVITIES
Proceeds from borrowings	—	55,000	—
Repayment of debt	(80,000)	—	(10,000)
Repayment of receivables securitization	—	(246,000)	—
Proceeds from receivables securitization	—	225,000	—
Exercises of stock options	6,125	1,181	674
Repurchase of common stock	—	(49,930)	(15,356)
Distributions paid by subsidiary	(7,320)	(2,435)	—
Other equity activities	337	3,637	662

NET CASH USED FOR FINANCING ACTIVITIES	(80,858)	(13,547)	(24,020)

CASH AND EQUIVALENTS
Increase (decrease) during the year	(78,094)	146,194	(27,453)
Beginning balance	175,385	29,191	56,644

Ending balance	$97,291	$175,385	$29,191

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$15,772	$24,777	$26,098

Income taxes	$76,462	$88,784	$62,626

        See Notes to Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stocks		Additional	Other		Total
			Paid-In	Comprehensive	Retained	Shareholders'
(in thousands)	Shares	Amount	Capital	Loss	Earnings	Equity

BALANCE — AUGUST 1, 1998	49,760	$498	$481,295	$ —	$174,218	$656,011
Repurchase of common stock	(827)	(11)	(15,345)	—	—	(15,356)
Exercises of stock options	47	—	674	—	—	674
Other equity transactions	59	3	659	—	—	662
Comprehensive income:
Net earnings	—	—	—	—	94,852	94,852

BALANCE — JULY 31, 1999	49,039	490	467,283	—	269,070	736,843
Repurchase of common stock	(2,075)	(21)	(49,909)	—	—	(49,930)
Exercises of stock options	81	1	1,180	—	—	1,181
Other equity transactions	414	5	3,632	—	—	3,637
Comprehensive income:
Net earnings	—	—	—	—	134,011	134,011

BALANCE — JULY 29, 2000	47,459	475	422,186	—	403,081	825,742
Exercises of stock options	299	3	6,122	—	—	6,125
Other equity transactions	(50)	—	4,418	—	—	4,418
Comprehensive income:
Net earnings	—	—	—	—	107,484	107,484
Unrealized loss on derivative financial instruments, net of tax	—	—	—	(1,029)	—	(1,029)

Total comprehensive income	—	—	—	—	—	106,455

BALANCE — JULY 28, 2001	47,708	$478	$432,726	($1,029)	$510,565	$942,740

        See Notes to Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

BASIS OF REPORTING

The Company’s businesses consist of specialty retail stores, which include Neiman Marcus Stores and Bergdorf Goodman, and Neiman Marcus Direct, the Company’s direct marketing operation. The consolidated financial statements include the accounts of all of the Company’s majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on the Saturday closest to July 31. All references to fiscal year 2001 relate to the fifty-two weeks ended July 28, 2001. All references to fiscal year 2000 relate to the fifty-two weeks ended July 29, 2000. All references to fiscal year 1999 relate to the fifty-two weeks ended July 31, 1999.

Prior year amounts have been reclassified to conform with the current presentation.

CASH AND EQUIVALENTS

Cash and equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase.

PROPRIETARY CREDIT CARD PROGRAM AND CREDIT RISK

The Company extends credit to certain of its customers pursuant to its proprietary retail credit card program. Finance charge income is recognized as income when earned and is recorded as a reduction of selling, general and administrative expenses.

Concentration of credit risk with respect to the credit card receivables is limited due to the large number of customers to whom the Company extends credit. Ongoing credit evaluation of customers’ financial positions is performed and collateral is not required as a condition of extending credit.

UNDIVIDED INTERESTS IN NMG CREDIT CARD MASTER TRUST

The Company utilizes a credit card securitization program as part of its overall funding strategy. Under the securitization program, the Company transfers substantially all of its proprietary credit card receivables to a wholly-owned subsidiary, Neiman Marcus Funding Corp. who in turn sells such receivables to the NMG Credit Card Master Trust (Trust). Under generally accepted accounting principles, if the structure of the securitization meets certain requirements, these transactions are accounted for as sales of receivables. The Company’s transfers and sales transactions qualify for sale treatment in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, “ Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Certificates representing undivided interests in the credit card receivables sold to the Trust are held by both outside investors and the Company. The certificates held by the Company are classified on the balance sheet as Undivided Interests in NMG Credit Card Master Trust. These certificates represent securities that the Company intends to hold to maturity in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Due to the short-term revolving nature of the credit card portfolio, the carrying value of the Company’s undivided interests in the NMG Credit Card Master Trust approximates fair value.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies (continued)

MERCHANDISE INVENTORIES

The Company utilizes the retail method of accounting for substantially all of its merchandise inventories in its specialty retail stores and direct marketing segments. Merchandise inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into forward exchange contracts to hedge forecasted inventory purchases denominated in foreign currencies for periods and amounts consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on cash flows.

On July 30, 2000, the Company adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measurement of all such assets and liabilities at fair value. Gains and losses related to the Company’s foreign currency exchange contracts that qualify as hedges are deferred and recognized in cost of sales in the period the inventory is sold. The impact of the adoption of SFAS No. 133 was not material to the Company’s financial statements taken as a whole.

As of July 28, 2001, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $46.2 million. The contracts have varying maturity dates through August 2002. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with the payment terms for the merchandise inventories. These contracts have been designated and accounted for as cash flow hedges. There were no amounts included in earnings resulting from hedge ineffectiveness in fiscal year 2001.

At July 28, 2001, the fair value of the Company’s outstanding foreign currency exchange contracts was a liability of approximately $1.7 million and is recorded in accrued liabilities. This amount, net of taxes, is reflected in other comprehensive loss in the accompanying consolidated statements of shareholders’ equity.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization are provided on a straight-line basis over the shorter of the estimated useful lives of the related assets or the lease term. Buildings and improvements are depreciated over 10 to 30 years, while fixtures and equipment are depreciated over two to 15 years.

When property and equipment are retired or have been fully depreciated, the cost and the related accumulated depreciation are eliminated from the respective accounts. Gains or losses arising from dispositions are reported as income or expense.

Intangibles, which consist of goodwill, trademarks and customer lists, are amortized on a straight-line basis over their estimated useful lives, ranging from four to 40 years. Amortization expense was $5.9 million in fiscal year 2001, $6.3 million in fiscal year 2000, and $6.4 million in fiscal year 1999.

Upon occurrence of an event or a change in circumstances, the Company compares the carrying value of its long-lived assets against projected undiscounted cash flows to determine whether any impairment exists and evaluates the reasonableness of the depreciation or amortization periods.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies (continued)

INCOME TAXES

Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the asset and liability method of accounting for income taxes.

OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist primarily of certain employee benefit obligations, postretirement health care benefits and the liability for scheduled rent increases.

REVENUE RECOGNITION

The Company recognizes revenue at point-of-sale or upon shipment, net of a provision for estimated sales returns. In fiscal year 2000, the Company began accruing sales returns. Previously, the Company did not record sales returns on the accrual basis since the difference between the cash basis and accrual basis was not material to the Company’s results of operations. The cumulative impact of the accounting change of $9.4 million, net of tax, was recorded as a reduction to retained earnings as of the beginning of the fiscal year 1998. In addition, the Company recorded a charge of $4.3 million, or $0.06 per diluted share, in fiscal 2000. Of the fiscal year 2000 charge, $1.9 million or $0.02 per diluted share, related to fiscal years 1999 and 1998. Net income for fiscal years 1999 and 1998 was not restated due to the immaterial impact of the accounting change to previously reported results of operations.

Prior to fiscal year 2001, the Company recorded the excess of shipping and handling revenues over the related expenses as a reduction of its selling, general and administrative expenses. In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” The consensus stated that a seller of goods should classify amounts billed to the customer for shipping and handling as revenue and the costs incurred by the seller for performing such services as an element of expense. The Company adopted the consensus in the fourth quarter of fiscal year 2001 and all prior period amounts have been reclassified to comply with the guidelines of the consensus. As reclassified, shipping and handling revenues are included in revenues and the costs incurred for performing such services are included in cost of goods sold. Such reclassifications had no impact on previously reported operating earnings, net earnings, shareholders’ equity or cash flows.

PREOPENING EXPENSES

Costs associated with the opening of new and replacement stores are expensed as incurred. Preopening expenses were $2.2 million for fiscal year 2001, $1.9 million for fiscal year 2000 and $4.3 million in fiscal year 1999.

ADVERTISING AND CATALOGUE COSTS

Direct response advertising relates primarily to the production and distribution of the Company’s catalogues and is amortized over the estimated life of the catalogue. The estimated lives of catalogues are based on their expected revenue streams, which range from three to six months. All other advertising costs are expensed in the period incurred. Advertising expenses were $144.6 million in fiscal year 2001, $140.4 million in fiscal year 2000 and $125.0 million in fiscal year 1999. Direct response advertising amounts included in other current assets in the consolidated balance sheets were $9.1 million as of July 28, 2001 and $12.7 million as of July 29, 2000.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies (continued)

BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The dilutive effect of stock options and other common stock equivalents, including contingently returnable shares, is included in the calculation of diluted earnings per share using the treasury stock method.

SIGNIFICANT ESTIMATES

The Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company’s consolidated financial statements include allowances for doubtful accounts and sales returns, accruals for pension and postretirement benefits, accruals for loyalty programs, self-insurance reserves and other matters. Actual results could differ from these estimates. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.

COMPREHENSIVE INCOME

Total comprehensive income amounted to $106.5 million for the fiscal year 2001. Comprehensive income for fiscal years 2000 and 1999 equaled net earnings. Comprehensive income differs from net earnings primarily due to unrealized gains or losses on the Company’s forward currency exchange contracts.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized and issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and eliminates the pooling-of-interests method. SFAS No. 142, upon adoption, eliminates goodwill amortization and the amortization of certain other intangible assets. However, goodwill and other certain intangibles will be subject to at least an annual assessment for impairment by applying a fair-value based test. The provisions of SFAS No. 141 apply immediately to all acquisitions completed after June 30, 2001. Unless early adopted by the Company, the provisions of SFAS No. 142 require that goodwill and intangible assets with indefinite lives continue to be amortized until August 3, 2002. Effective August 4, 2002, such amortization will cease, as the Company will be required to adopt the new rules on such date.

The Company has not yet determined the ultimate impact of the provisions of SFAS No. 142 on its consolidated financial statements or the period in which the standard will be adopted. Amortization of goodwill for fiscal year 2001 was $0.9 million.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Acquisitions

On February 1, 1999, the Company acquired a 56% interest in Kate Spade LLC for approximately $33.6 million in cash. Kate Spade LLC is a manufacturer and marketer of high-end fabric and leather handbags and accessories. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of Kate Spade LLC for the period from February 1, 1999 are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their estimated fair values. The excess of cost over the estimated fair value of net assets acquired of $32.7 million was allocated to trademarks which are amortized on a straight-line basis over 25 years. This acquisition did not materially impact consolidated results of operations for fiscal year 1999 and, therefore, no pro forma information is provided.

On November 2, 1998, the Company acquired a 51% interest in Gurwitch Bristow Products LLC for approximately$6.7 million in cash. Gurwitch Bristow Products LLC manufactures and markets the Laura Mercier cosmetics line. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of Gurwitch Bristow Products LLC for the period from November 2, 1998 are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their estimated fair values. The excess of cost over the estimated fair value of net assets acquired of $5.3 million was allocated to trademarks, which are amortized on a straight-line basis over 25 years. This acquisition did not materially impact consolidated results of operations for fiscal year 1999 and, therefore, no pro forma information is provided.

NOTE 3. Securitization of Credit Card Receivables

Pursuant to a revolving credit card securitization program that expires in April 2008, the Company transfers substantially all of its credit card receivables to a wholly-owned subsidiary, Neiman Marcus Funding Corp., who in turn sells such receivables to the Trust. The Trust sells certificates representing undivided interests in the credit card receivables to both outside investors (Sold Interests) and to the Company (Retained Interests). For a contractually defined servicing fee, the Company manages the credit card portfolio held by the Trust. Servicing fees earned by the Company were $6.3 million in fiscal year 2001, $4.3 million in fiscal year 2000 and $6.0 million in fiscal year 1999. Total credit card receivables held by the Trust and managed by the Company aggregated $444.2 million as of July 28, 2001.

The certificates issued by the Trust represent securities in accordance with the provisions of SFAS No. 115. The Sold Interests are represented by Class A certificates, aggregating $225 million, issued by the Trust to outside investors. The holders of the Class A certificates are entitled to monthly income distributions at the contractually-defined rate of return of one month LIBOR plus 0.27% annually as well as certain other distributions. The distributions to the Class A certificate holders are payable from the finance charge income generated by the credit card receivables held by the Trust. Such distributions aggregated $13.6 million in fiscal year 2001, $13.2 million in fiscal year 2000 and $19.0 million in fiscal year 1999.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. Securitization of Credit Card Receivables (continued)

The Retained Interests held by the Company are represented by a Class B certificate ($23.8 million), a Class C certificate ($68.2 million) and a Seller’s certificate (the excess of the total receivables sold to the Trust over the Sold Interests and the Class B and Class C certificates). Pursuant to the terms of the Class B, Class C, and Sellers’ certificates, the Company’s rights to the proceeds from the collection of both the principal amount and the earnings on the credit card receivables held by the Trust are subordinated to the rights of the holders of the Class A certificates. As a result, the credit quality of the Class A certificates is enhanced and the Company bears virtually all credit risk with respect to both the Sold Interests and the Retained Interests. However, neither the outside investors holding the Class A certificates nor the Trust have any recourse against the Company beyond Trust assets. Credit losses on the total credit card receivable portfolio, recorded by the Company as a component of selling, general and administrative expenses, were $12.5 million in fiscal year 2001, $12.7 million in fiscal year 2000 and $14.9 million in fiscal year 1999. As of July 28, 2001, there were approximately $9.1 million of total credit card receivables for which the required minimum payments have not been received for more than 90 days and are therefore considered delinquent. The Company is entitled to receive distributions equal to the excess of the finance charge earnings of the credit card receivables held by the Trust over the amounts distributed to the holders of the Class A certificates. Such distributions are recorded as finance charge income by the Company and aggregated $48.2 million in fiscal year 2001, $47.6 million in fiscal year 2000 and $39.8 million in fiscal year 1999.

In order to maintain the committed level of securitized assets, cash collections on securitized accounts are reinvested in additional balances. In fiscal year 2001, aggregate cash collections of both the principal amount of the securitized assets held by the Trust and the related finance charge income on such assets aggregated $1.8 billion. Such proceeds were used by the Trust to purchase new credit card balances from the Company in accordance with the terms of the revolving credit card securitization program.

The Retained Interests are recorded by the Company at the date of the sale to the Trust by allocating the original carrying amounts of the credit card receivables held by the Company between the Sold Interests and the Retained Interests based on their relative fair values. Any gain or loss on the sale of the Sold Interests is dependent upon the allocation of the original carrying amount of the credit card receivables between the Sold Interests and the Retained Interests. The Company recorded gains on the sale of receivables to the Trust of approximately $2 million in each of fiscal year 2001 and fiscal year 2000.

Management uses key value assumptions in determining the fair value of its Retained Interests. Key assumptions relate to the average life of the receivables sold and anticipated credit losses, as well as the appropriate market discount rate. The Company estimates the average lives of receivables and anticipated credit losses using a rolling average of the past twelve months experience. The key assumptions used at the initial securitization were a receivable payment rate (representing the average portion of the credit card portfolio paid each month) of approximately 32%, a discount rate of approximately 7% and a credit loss of approximately 0.7% of net revenues. In fiscal year 2001, the key assumptions used are a receivable payment rate of approximately 30%, a discount rate of 6% and a credit loss of 0.7% of net revenues. The average life of the receivables sold is approximately 3.2 months. A 10% adverse change in the receivable payment rate would impact the value of the Retained Interests by approximately $0.8 million per annum and a 20% adverse change in the receivable payment rate would impact the value of the Retained Interests by approximately $1.6 million per annum. A 10% adverse change in the credit losses would impact the value of the Retained Interests by approximately $1.2 million and a 20% adverse change in the credit losses would impact the value of the Retained Interests by approximately $2.5 million per annum. A 10% and a 20% adverse change in the discount rate would impact the value of the Retained Interests by $0.1 million per annum. These sensitivities are hypothetical in nature and are presented for illustrative purposes only. Changes in fair value based on a change in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The changes in assumptions presented above were calculated without changing any other assumption. In reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Other Assets

Other assets consisted of the following:

	July 28,	July 29,
(in thousands)	2001	2000

Trademarks	$126,654	$126,654
Goodwill	33,202	33,202
Customer lists	4,500	4,500

	164,356	164,356
Accumulated amortization	(41,648)	(35,775)

Trademarks and other intangible assets, net	122,708	128,581
Other, net	13,215	24,403

Total	$135,923	$152,984

Trademarks and goodwill are amortized using the straight-line method over their estimated useful lives, ranging from 25 to 40 years. Customer lists are amortized using the straight-line method over a four-year life.

Other, net includes the carrying value of the Company’s cost method investment in a third-party internet retailer. During the fourth quarter of fiscal year 2001, the Company recorded a $9.8 million pretax charge that represents the Company’s adjustment to reflect this investment at its estimated fair value. The remaining carrying value of this investment is approximately $3 million.

NOTE 5. Accrued Liabilities

Accrued liabilities consisted of the following:

	July 28,	July 29,
(in thousands)	2001	2000

Accrued salaries and related liabilities	$31,057	$46,314
Self-insurance reserves	29,089	23,472
Income taxes payable	24,559	24,837
Sales returns reserve	21,501	20,469
Amounts due customers	43,658	37,610
Other	75,941	67,860

	$225,805	$220,562

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Notes and Debentures

Notes and debentures consisted of the following:

	Interest	July 28,	July 29,
(in thousands)	Rate	2001	2000

Revolving credit facility	Variable	$—	$80,000
Senior notes	6.65%	124,894	124,879
Senior debentures	7.125%	124,792	124,784

		$249,686	$329,663

The Company has an unsecured revolving credit facility with 21 banks pursuant to which the Company may borrow up to $450 million. The rate of interest payable varies according to one of four pricing options selected by the Company. The facility, which expires in October 2002, may be terminated by the Company at any time on three business days’ notice. The revolving credit facility contains covenants that require the Company to maintain certain leverage and fixed charge ratios. The Company currently pays a facility fee on the total commitment amount at a rate based on the Company’s quarterly fixed charge coverage ratio. This rate was .09% per annum at July 28, 2001 and July 29, 2000. There were no borrowings outstanding under this facility at July 28, 2001.

In May 1998, the Company issued $250 million of unsecured senior notes and debentures to the public. The debt is comprised of $125 million, 6.65% senior notes due 2008 and $125 million, 7.125% senior debentures due 2028. Interest on the securities is payable semiannually.

The aggregate maturities of notes and debentures are $0 in each of fiscal years 2002 through 2006, and $249.7 million thereafter.

Based upon quoted prices, the fair values of the Company’s senior notes and debentures were $220.6 million as of July 28, 2001 and $215.2 million as of July 29, 2000.

NOTE 7. Common Shareholders’ Equity

SPIN-OFF FROM HARCOURT GENERAL, INC.

On October 22, 1999, Harcourt General, Inc. (Harcourt General) completed the spin-off of its controlling equity position in the Company in a tax-free distribution to its shareholders (Spin-off). Harcourt General distributed approximately 21.4 million of its approximately 26.4 million shares of the Company. Harcourt General retained approximately 5.0 million shares.

Each common shareholder of Harcourt General received .3013 of a share of Class B Common Stock of the Company for every share of Harcourt General Common Stock and Class B Stock held on October 12, 1999, which was the record date for the distribution. This transaction had no impact on the reported equity of the Company.

The Company and Harcourt General were parties to an agreement pursuant to which Harcourt General provided certain management, accounting, financial, legal, tax and other corporate services to the Company. The fees for these services were based on Harcourt General’s costs and were subject to the approval of a committee of directors of the Company who were independent of Harcourt General. The agreement with Harcourt General was terminated effective May 14, 2001, and as a result, the Company has established these functions internally. The termination of the agreement with Harcourt General did not have a material effect on the Company’s results of operations. Charges to the Company were $5.2 million in fiscal year 2001, $6.2 million in fiscal year 2000 and $6.0 million in fiscal year 1999.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Common Shareholders’ Equity (continued)

The Company is required to indemnify Harcourt General, and each entity of the consolidated group of which Harcourt General is a member, against all federal, state and local taxes incurred by Harcourt General or any member of such group as a result of the failure of the Spin-off to qualify as a tax-free transaction under Section 355(a) of the Internal Revenue Service Code (Code) or the application of Section 355(e). The obligation to indemnify occurs only if the Company takes action which is inconsistent with any representation or statement made to the Internal Revenue Service in connection with the request by Harcourt General for a ruling letter in respect to the Spin-off and as to certain tax aspects of the Spin-off, or if within two years after the date of the Spin-off the Company (1) fails to maintain its status as a company engaged in the active conduct of a trade or business, as defined in Section 355(b) of the Code, (2) merges or consolidates with or into any other corporation, (3) liquidates or partially liquidates, (4) sells or transfers all or substantially all of its assets in a single transaction or a series of related transactions, (5) redeems or otherwise repurchases any Company stock subject to certain exceptions, or (6) takes any other action or actions which in the aggregate would have the effect of causing or permitting one or more persons to acquire, directly or indirectly, stock representing a 50% or greater interest in the Company. The Company’s obligation to indemnify Harcourt General and its consolidated group shall not apply if, prior to taking any such action the Company has obtained and provided to Harcourt General a written opinion from a law firm acceptable to Harcourt General, or Harcourt General has obtained a supplemental ruling from the Internal Revenue Service, that such action or actions will not result in either (i) the Spin-off failing to qualify under Section 355(a) of the Code, or (ii) the Company’s shares failing to qualify as qualified property for purposes of Section 355(c)(2) of the Code by reason of Section 355(e) of the Code.

AUTHORIZED CAPITAL

On September 15, 1999, shareholders of the Company approved a proposal to amend the Company’s Restated Certificate of Incorporation to increase the Company’s authorized capital to 250 million shares of common stock consisting of 100 million shares of Class A Common Stock, 100 million shares of Class B Common Stock and 50 million shares of a new Class C Common Stock (having one-tenth (1/10) of one vote per share) and 50 million shares of preferred stock.

SHAREHOLDER RIGHTS PLAN

On October 6, 1999, the Company’s Board of Directors adopted a shareholder rights plan. The rights plan is designed to improve the ability of the Company’s Board of Directors to protect and advance the interests of the Company’s shareholders in the event of an unsolicited proposal to acquire a significant interest in the Company.

EXECUTIVE STOCK PURCHASE LOAN PLAN

In accordance with the provisions of a loan arrangement between the Company and certain of its executive officers (Loan Plan), the Company has made loans to certain executive officers to acquire shares of common stock either in the open market or pursuant to stock option exercises and to discharge certain tax liabilities incurred in connection with the exercise of stock options and the release of restrictions on previous grants of restricted common stock. The loans are secured by a pledge of the purchased shares and bear interest at an annual rate of 5%, payable quarterly. Pursuant to the terms of the Loan Plan, each executive officer’s loan will become due and payable seven months after his or her employment with the Company terminates. Loans outstanding were $1.7 million as of July 28, 2001 and July 29, 2000.

COMMON STOCK

Common stock is entitled to dividends if and when declared by the Board of Directors and each share of Class A and Class B Common Stock outstanding carries one vote. Holders of common stock have no cumulative voting, conversion, redemption or preemptive rights.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.   Common Shareholders’ Equity (continued)

COMMON STOCK INCENTIVE PLANS

The Company has established common stock incentive plans allowing for the granting of stock options, stock appreciation rights and stock-based awards to its employees. Compensation cost for restricted stock is recognized on a straight-line basis over the expected life of the award with the offsetting entry to additional paid-in capital. For performance accelerated restricted stock, the expected life is determined based on management’s best estimate of the number of years from the grant date to the date at which it is probable that the performance targets will be met (four or five years, depending on the grant). Compensation cost is calculated as if all instruments granted that are subject only to a service requirement will vest. Upon occurrence, the effect of actual forfeitures is recognized prospectively.

The Company previously adopted the 1997 Incentive Plan (1997 Plan) which is currently used for grants of equity-based awards to employees. All outstanding equity-based awards at July 28, 2001 were granted under the Company’s 1997 Plan and the 1987 Stock Incentive Plan. At July 28, 2001, there were 1.5 million shares of common stock available for grant under the 1997 Plan.

The Company did not make any restricted stock grants in fiscal year 2001. In fiscal year 2000, the Company granted 453,500 restricted shares at a weighted-average grant date fair value of $23.50 and in fiscal year 1999, the Company granted 58,300 restricted shares at a weighted-average grant date fair value of $24.81. Compensation expense related to restricted stock grants was $3.0 million in fiscal year 2001, $2.6 million in fiscal year 2000 and $1.1 million in fiscal year 1999.

A summary of the status of the Company’s 1997 and 1987 Stock Incentive Plans as of July 28, 2001, July 29, 2000, and July 31, 1999 and changes during the fiscal years ended on those dates is presented in the following table:

	July 28, 2001		July 29, 2000		July 31, 1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	2,277,100	$24.28	1,179,700	$24.36	847,960	$23.83
Granted	1,064,500	35.44	1,410,150	23.93	468,000	24.82
Exercised	(299,070)	20.85	(80,800)	15.08	(47,400)	14.62
Canceled	(288,630)	26.17	(231,950)	25.22	(88,860)	26.98

Options outstanding at end of year	2,753,900	$28.78	2,277,100	$24.28	1,179,700	$24.36

Options exercisable at year end	699,480	$25.09	515,180	$22.06	403,150	$19.23

Options outstanding at July 28, 2001 were granted at prices (not less than 100% of the fair market value on the date of the grant) varying from $11.63 to $36.50. Options generally vest ratably over five years and expire after ten years. There were 151 employees with options outstanding at July 28, 2001.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. Common Shareholders’ Equity (continued)

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Had the fair-value based method of accounting been applied to awards granted subsequent to July 30, 1995, net earnings and earnings per share would have been reduced to pro forma amounts for fiscal years 2001, 2000 and 1999 as follows:

	Years Ended

	July 28,	July 29,	July 31,
(in thousands, except per share data)	2001	2000	1999

Net earnings:
As reported	$107,484	$134,011	$94,852
Pro forma	$101,147	$129,914	$93,028
Basic earnings per share:
As reported	$2.28	$2.77	$1.93
Pro forma	$2.15	$2.68	$1.89
Diluted earnings per share:
As reported	$2.26	$2.75	$1.93
Pro forma	$2.13	$2.67	$1.89

The effects on pro forma net earnings and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net earnings for future years due to such factors as the vesting periods of stock options and the potential issuance of additional stock options in future years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal year 2001, fiscal year 2000 and fiscal year 1999:

	Years Ended

	July 28,	July 29,	July 31,
	2001	2000	1999

Expected life (years)	7	7	7
Expected volatility	37.6%	40.8%	45.6%
Risk-free interest rate	5.5%	6.0%	6.0%

The weighted-average fair value of options granted was $17.80 in fiscal year 2001, $12.83 in fiscal year 2000 and $14.17 in fiscal year 1999.

The following summarizes information about the Company’s stock options as of July 28, 2001:

	Options Outstanding			Options Exercisable

		Weighted-
Range	Shares	Average	Weighted-	Shares	Weighted-
Of	Outstanding	Remaining	Average	Outstanding	Average
Exercise	At July 28,	Contractual	Exercise	At July 28,	Exercise
Prices	2001	Life	Price	2001	Price

$11.63 - $15.38	135,700	2.3	$14.08	135,700	$14.08
$22.94 - $24.94	1,051,550	7.6	$23.64	209,910	$23.89
$25.94 - $32.94	540,350	6.5	$29.73	266,970	$29.88
$33.38 - $36.50	1,026,300	8.8	$35.49	56,900	$33.38

$11.63 - $36.50	2,753,900	7.6	$28.78	669,480	$25.09

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.   Stock Repurchase Program

In September 1998, the Company’s Board of Directors authorized an increase in the stock repurchase program to 1.5 million shares. In October 1999, the Company’s Board of Directors authorized an increase in the stock repurchase program to 2 million shares. In April 2000, the Company’s Board of Directors authorized the repurchase of an additional 2 million shares.

During fiscal year 2001, there were no stock repurchases under the stock repurchase program. There were 1,924,600 shares remaining under this program at July 28, 2001. During fiscal year 2000, the Company repurchased 2,075,400 shares at an average price of $24.06 and during fiscal year 1999, the Company repurchased 827,000 shares at an average price of $18.57 per share.

NOTE 9.   Income Taxes

Income tax expense was as follows:

	Years Ended

	July 28,	July 29,	July 31,
(in thousands)	2001	2000	1999

Current:
Federal	$73,278	$82,893	$57,174
State	6,313	6,630	7,302

	79,591	89,523	64,476

Deferred:
Federal	(10,878)	(4,328)	(1,993)
State	(906)	(463)	(1,003)

	(11,784)	(4,791)	(2,996)

Income tax expense	$67,807	$84,732	$61,480

A reconciliation of income tax expense to the amount calculated based on the federal statutory rate is as follows:

	Years Ended

	July 28,	July 29,	July 31,
(in thousands)	2001	2000	1999

Income tax expense at statutory rate	$62,454	$78,043	$55,174
State income taxes, net of federal income tax	5,407	6,167	6,299
Other	(54)	522	7

Total	$67,807	$84,732	$61,480

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   Income Taxes (continued)

Significant components of the Company’s net deferred income tax asset (liability) were as follows:

	July 28,	July 29,
(in thousands)	2001	2000

Gross deferred income tax assets:
Financial accruals and reserves	$31,312	$26,444
Employee benefits	27,286	26,166
Inventory	2,010	2,238
Deferred lease payments	876	1,658
Other	1,513	572

Total deferred tax assets	62,997	57,078

Gross deferred income tax liabilities:
Excess tax depreciation	(49,109)	(54,042)
Pension accrual	(1,731)	(1,590)
Other assets previously deducted on tax return	(5,805)	(6,878)

Total deferred tax liabilities	(56,645)	(62,510)

Net deferred income tax asset (liability)	$6,352	$(5,432)

Net deferred income tax asset (liability):
Current	$27,327	$26,078
Non-current	(20,975)	(31,510)

Net deferred income tax asset (liability)	$6,352	$(5,432)

The Company believes it is more likely than not that it will realize the recorded deferred tax assets through future taxable earnings.

NOTE 10.   Pension Plans and Postretirement Health Care Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all full-time employees. The Company also sponsors an unfunded supplemental executive retirement plan which provides certain employees additional pension benefits. Benefits under the plans are based on the employees’ years of service and compensation over defined periods of employment. When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes. Pension plan assets consist primarily of equity and fixed income securities.

Components of net pension expense were as follows:

	Years Ended

	July 28,	July 29,	July 31,
(in thousands)	2001	2000	1999

Service cost	$7,578	$7,696	$7,160
Interest cost on projected benefit obligation	14,979	13,760	12,641
Expected return on assets	(15,718)	(13,637)	(11,826)
Net amortization and deferral	406	1,036	1,208

Net pension expense	$7,245	$8,855	$9,183

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. Pension Plans and Postretirement Health Care Benefits (continued)

Retirees and active employees hired prior to March 1, 1989 are eligible for certain limited postretirement health care benefits if they have met certain service and minimum age requirements. The cost of these benefits is accrued during the years in which an employee provides services. The Company paid postretirement health care benefit claims of $1.8 million during fiscal year 2001, $1.6 million during fiscal year 2000 and $1.2 million during fiscal year 1999.

The periodic postretirement health care benefit cost was as follows:

	Years Ended

	July 28,	July 29,	July 31,
(in thousands)	2001	2000	1999

Service cost	$65	$75	$136
Interest cost on accumulated benefit obligation	723	856	1,151
Net amortization and deferral	(447)	(342)	(17)

Net periodic cost	$341	$589	$1,270

The changes in the benefit obligations and the reconciliations of the funded status of the Company’s plans to the consolidated balance sheets were as follows:

CHANGE IN BENEFIT OBLIGATIONS:	Pension Benefits		Postretirement Benefits

	July 28,	July 29,	July 28,	July 29,
(in thousands)	2001	2000	2001	2000

Benefit obligations at beginning of year	$189,768	$183,772	$10,964	$13,642
Service cost	7,578	7,696	65	75
Interest	14,979	13,760	723	856
Benefits paid	(6,878)	(7,495)	(1,793)	(1,574)
Actuarial loss (gain)	16,178	(7,965)	(837)	(2,035)

Benefit obligations at end of year	$221,625	$189,768	$9,122	$10,964

CHANGE IN PLAN ASSETS:	Pension Plans

	July 28,	July 29,
(in thousands)	2001	2000

Fair value of plan assets at beginning of year	$179,424	$163,665
Actual return on assets	(9,926)	21,011
Company contributions	5,362	2,243
Benefits paid	(6,878)	(7,495)

Fair value of plan assets at end of year	$167,982	$179,424

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. Pension Plans and Postretirement Health Care Benefits (continued)

FUNDED STATUS:	Pension Plans		Postretirement Plans

	July 28,	July 29,	July 28,	July 29,
(in thousands)	2001	2000	2001	2000

Excess of benefit obligations over fair value of plan assets	$(53,643)	$(10,344)	$(9,122)	$(10,964)
Unrecognized net actuarial loss (gain)	17,330	(25,027)	(7,427)	(7,036)
Unrecognized prior service cost	4,256	4,794	—	—
Unrecognized net obligation at transition	1,413	1,815	—	—

Liability recognized in the consolidated balance sheets	$(30,644)	$(28,762)	$(16,549)	$(18,000)

WEIGHTED-AVERAGE ASSUMPTIONS:	Pension Benefits

	2001	2000	1999

Discount rate	7.25%	7.75%	7.50%
Expected long-term rate of return on plan assets	9.0%	9.0%	9.0%
Rate of future compensation increases	5.0%	5.0%	5.0%

The weighted average assumptions for postretirement health care benefits included a discount rate of 7.25% in fiscal year 2001, 7.75% in fiscal year 2000, and 7.5% in fiscal year 1999. For measurement purposes, a 5% annual rate of increase in the per capita cost of covered care benefits was assumed for fiscal year 2002 and beyond. If the assumed health care trend rate was increased one percentage point, postretirement benefit costs for fiscal year 2001 would have been $0.1 million higher, and the accumulated postretirement benefit obligation as of July 28, 2001 would have been $1.0 million higher. If the assumed health care trend rate was decreased one percentage point, postretirement benefit costs for fiscal year 2001 would have been $0.1 million lower, and the accumulated postretirement benefit obligations as of July 28, 2001 would have been $0.9 million lower.

The Company has a qualified defined contribution 401(k) plan, which covers substantially all employees. Employees make contributions to the plan and the Company previously matched 65% of the first 2% and 25% of the next 4% of an employee’s contribution up to a maximum of 6% of the employee’s compensation. Effective January 1, 2001, the Company increased its match to 100% of the first 2% and 25% of the next 4% of an employee’s contribution up to a maximum of 6% of the employee’s compensation. Company contributions were $5.1 million in fiscal year 2001, $4.3 million in fiscal year 2000 and $2.9 million in fiscal year 1999.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. Commitments and Contingencies

OPERATING LEASES
 The Company’s operations are conducted primarily in leased properties, which include retail stores, distribution centers and other facilities. Substantially all leases are for periods of up to thirty years with renewal options at fixed rentals, except that certain leases provide for additional rent based on revenues in excess of predetermined levels.

Rent expense under operating leases was as follows:

	Years Ended

	July 28,	July 29,	July 31,
(in thousands)	2001	2000	1999

Minimum rent	$38,400	$36,100	$34,000
Rent based on revenues	19,200	16,000	14,500

Total rent expense	$57,600	$52,100	$48,500

Future minimum lease payments, excluding renewal options, under operating leases are as follows: fiscal year 2002 — $36.5 million; fiscal year 2003 — $36.0 million; fiscal year 2004 — $35.1 million; fiscal year 2005 — $33.0 million; fiscal year 2006 — $31.5 million; all years thereafter — $425.4 million.

LITIGATION
 The Company is involved in various suits and claims in the ordinary course of business. Management does not believe that the disposition of any such suits and claims will have a material adverse effect upon the consolidated results of operations, cash flows or the financial position of the Company.

LETTERS OF CREDIT
 The Company had approximately $11.2 million of outstanding irrevocable letters of credit relating to purchase commitments and insurance liabilities at July 28, 2001.

NOTE 12.   Earnings Per Share

Pursuant to the provisions of SFAS No. 128, “Earnings Per Share,” the weighted average shares used in computing basic and diluted earnings per share (EPS) are presented in the table below. No adjustments were made to net earnings applicable to common shareholders for the computations of basic and diluted EPS during the periods presented.

Options to purchase 953,500 shares of common stock for the fiscal year ended July 28, 2001, 614,500 shares of common stock for the fiscal year ended July 29, 2000 and 395,910 shares of common stock for the fiscal year ended July 31, 1999 were not included in the computations of diluted EPS because the exercise prices of those options were greater than the average market price of the common shares.

	Years Ended

	July 28,	July 29,	July 31,
(in thousands of shares)	2001	2000	1999

Shares for computation of basic EPS	47,120	48,460	49,129
Effect of dilutive stock options and nonvested stock under common stock incentive plans	466	261	108

Shares for computation of diluted EPS	47,586	48,721	49,237

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.   Segment Reporting

In fiscal year 1999, the Company adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” which established reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company’s senior management evaluates the performance of the Company’s assets on a consolidated basis. Therefore, separate financial information for the Company’s assets on a segment basis is not available. Interest expense is not allocated by segment.

In applying the provisions of SFAS No. 131, the Company identified two reportable segments: specialty retail stores and direct marketing. The specialty retail stores segment includes all Neiman Marcus and Bergdorf Goodman retail stores. Direct marketing includes the operations of Neiman Marcus Direct, which publishes NM by Mail, the Horchow catalogues, Chef’s Catalogue and the Neiman Marcus Christmas Catalogue. Other includes corporate expenses, on-line operations of NeimanMarcus.com, and operations which do not meet the quantitative thresholds of SFAS No. 131, including Kate Spade LLC and Gurwitch Bristow Products LLC.

The following tables set forth the information for the Company’s reportable segments:

	Years Ended

	July 28,	July 29,	July 31,
(in thousands)	2001	2000	1999

REVENUES
Specialty Retail Stores	$2,504,806	$2,458,110	$2,202,360
Direct Marketing	424,359	402,058	355,832
Other	86,369	66,196	22,223

Total	$3,015,534	$2,926,364	$2,580,415

OPERATING EARNINGS
Specialty Retail Stores	$200,986	$248,452	$180,182
Direct Marketing	23,963	24,369	14,543
Other	(31,321)	(24,467)	(12,111)

Total	$193,628	$248,354	$182,614

CAPITAL EXPENDITURES
Specialty Retail Stores	$105,173	$73,234	$89,296
Direct Marketing	1,319	3,298	970
Other	13,495	12,500	760

Total	$119,987	$89,032	$91,026

DEPRECIATION EXPENSE
Specialty Retail Stores	$63,098	$58,303	$55,489
Direct Marketing	3,137	2,266	2,827
Other	6,869	2,167	253

Total	$73,104	$62,736	$58,569

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. Quarterly Financial Information (Unaudited)

	Year Ended July 28, 2001

(in millions, except for	First	Second	Third	Fourth
per share data)	Quarter(1)(2)	Quarter(1)	Quarter(1)	Quarter	Total

Revenues	$757.2	$924.0	$698.5	$635.8	$3,015.5

Gross profit	$298.5	$289.8	$245.1	$161.2	$994.6

Net earnings (loss)	$50.0	$39.9	$38.2	($20.6)	$107.5

Earnings (loss) per share:
Basic	$1.06	$0.85	$0.81	($0.44)	$2.28

Diluted	$1.05	$0.84	$0.80	($0.44)	$2.26

	Year Ended July 29, 2000

(in millions, except for	First	Second	Third	Fourth
per share data)	Quarter(1)	Quarter(1)	Quarter(1)	Quarter(1)	Total(1)

Revenues	$684.8	$900.7	$700.2	$640.7	$2,926.4

Gross profit	$256.7	$293.7	$261.1	$196.6	$1,008.1

Net earnings	$37.4	$41.3	$45.2	$10.1	$134.0

Earnings per share:
Basic	$0.76	$0.85	$0.94	$0.22	$2.77

Diluted	$0.76	$0.84	$0.94	$0.21	$2.75

(1)	As discussed in Note 1, the Company has made certain reclassifications to its prior financial statements to conform to its current presentation of shipping and handling revenues and expenses in accordance with EITF Issue No. 00-10.

(2)	As discussed in Note 1, the Company adopted SFAS No. 133 during the first quarter of fiscal year 2001. Upon further interpretation of the provisions of SFAS No. 133, the Company has reclassified the transition adjustment (previously presented as a cumulative effect of an accounting change) to cost of sales during the first quarter of fiscal year 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NEIMAN MARCUS GROUP, INC.

By:	/s/ Nelson A. Bangs Nelson A. Bangs Senior Vice President, General Counsel and Secretary

Dated: October 25, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ Burton M. Tansky Burton M. Tansky	President and Chief Executive Officer, Director	October 25, 2001

/s/ James E. Skinner James E. Skinner	Senior Vice President and Chief Financial Officer (principal financial officer)	October 25, 2001

/s/ T. Dale Stapleton T. Dale Stapleton	Vice President and Controller (principal accounting officer)	October 25, 2001

/s/ Richard A. Smith Richard A. Smith	Chairman of the Board	October 25, 2001

/s/ Robert A. Smith Robert A. Smith	Vice Chairman	October 25, 2001

/s/ Brian J. Knez Brian J. Knez	Vice Chairman	October 25, 2001

/s/ John R. Cook John R. Cook	Director	October 25, 2001

/s/ Matina S. Horner Matina S. Horner	Director	October 25, 2001

/s/ Vincent M. O’Reilly Vincent M. O’Reilly	Director	October 25, 2001

/s/ Walter J. Salmon Walter J. Salmon	Director	October 25, 2001

/s/ Dr. Paula Stern Dr. Paula Stern	Director	October 25, 2001

SCHEDULE II

THE NEIMAN MARCUS GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

THREE YEARS ENDED JULY 28, 2001
(In thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E
			Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions -	End
Description	of Period	Expenses	Accounts -	(A)	of Period

YEAR ENDED JULY 28, 2001
Allowance for doubtful accounts	$200	155	—	—	$355
(deducted from accounts receivable)

YEAR ENDED JULY 29, 2000
Allowance for doubtful accounts	$2,300	1,357	—	3,457	$200
(deducted from accounts receivable)

YEAR ENDED July 31, 1999
Allowance for doubtful accounts (deducted from accounts receivable)	$1,800	2,366	—	1,866	$2,300

(A)	Write-off of uncollectible accounts net of recoveries and other miscellaneous deductions.

Index to Exhibits

Exhibit No.	Description

3.1(a)	Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999.
3.1(b)	Certificates of Designation with respect to Series A Junior Participating Preferred Stock, Series B Junior Participating Preferred Stock and Series C Junior Participating Preferred Stock, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

3.2	By-Laws of the Company, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999.
4.1	Indenture, dated as of May 27, 1998, between the Company and The Bank of New York, as trustee (the “Indenture”), incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 1998.

4.2	Form of 6.65% Senior Note Due 2008, dated May 27, 1998, issued by the Company pursuant to the Indenture, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 1998.

4.3	Form of 7.125% Senior Note Due 2008, dated May 27, 1998, issued by the Company pursuant to the Indenture, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 1998.

4.4	Rights Agreement, dated as of October 6, 1999, between the Company and BankBoston, N.A., as Rights Agent, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A dated October 15, 1999.

*10.1	Amended and Restated Intercompany Services Agreement, dated as of November 1, 1999 between Harcourt General and the Company, incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

*10.2	The Neiman Marcus Group, Inc. 1987 Stock Incentive Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the twenty-six week period ended August 1, 1987.
*10.3	The Neiman Marcus Group, Inc. 1997 Incentive Plan, as amended, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2000.
*10.4	Termination and Change of Control Agreement between the Company and Burton M. Tansky dated October 6, 1999, as supplemented by Letter Agreement dated November 11, 1999, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

Exhibit No.	Description

*10.5	Termination and Change of Control Agreement between the Company and Gerald A. Sampson dated October 6, 1999, as supplemented by Letter Agreement dated November 17, 1999, incorporated herein by reference to the Company’s Quarterly Report or Form 10-Q for the quarter ended October 30, 1999.

*10.6	Key Executive Stock Purchase Loan Plan, as amended, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 1997.
*10.7	Supplemental Executive Retirement Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 1988.
*10.8	Description of the Company’s Executive Life Insurance Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 1992.
*10.9	Supplementary Executive Medical Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1993.
*10.10	Key Employee Deferred Compensation Plan, as amended, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 1994.
*10.11	Deferred Compensation Plan For Non-Employee Directors, as amended, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 1998.
*10.12	Termination and Change of Control Agreement between the Company and Ronald Frasch dated April 27, 2000.
*10.13	Termination and Change of Control Agreement between the Company and Karen W. Katz dated May 22, 2000.
10.14(a)	Credit Agreement dated as of October 29, 1997 among the Company, the Banks parties thereto, Bank of America National Trust and Savings Association, as Syndication Agent, The Chase Manhattan Bank, as Documentation Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent, (the “Credit Agreement”) incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 1997.

Exhibit No.	Description

10.14(b)	Amendment to the Credit Agreement dated August 27, 1999, incorporated herein by reference to the Company’s Annual Report on From 10-K for the fiscal year ended July 31, 1999.
10.15	Neiman Marcus Group Credit Card Master Trust Series 2000-1 Class A Purchase Agreement, dated July 12, 2000.
10.16	Receivables Purchase Agreement dated as of July 2, 2000 between Bergdorf Goodman, Inc. and Neiman Marcus Funding Corporation.
10.17	Receivables Purchase Agreement, dated as of March 1, 1995, and amended and restated as of July 2, 2000 between the Company and Neiman Marcus Funding Corporation.
10.18	Pooling and Servicing Agreement, dated as of March 1, 1995, and amended and restated as of July 2, 2000 between Neiman Marcus Funding Corporation, the Company and The Bank of New York.
10.19	Series 2000-1 Supplement, dated as of July 21, 2000, to the Pooling and Servicing Agreement, dated as of March 1, 1995, and amended and restated as of July 2, 2000 among Neiman Marcus Funding Corporation, the Company and The Bank of New York.

10.20	Trustee Resignation and Agent Appointment Agreement dated as of July 2, 2000 by and among the Company, Neiman Marcus Funding Corporation, The Chase Manhattan Bank and The Bank of New York.
10.21	Exchange and Repurchase Agreement between The Neiman Marcus Group, Inc. and Harcourt General, Inc., incorporated herein by Reference to Exhibit 10.1 to Registration Statement on Form S-3 of The Neiman Marcus Group, Inc. dated October 10, 1996 (Registration No. 333-11721).

10.22	Amended and Restated Agreement and Plan of Merger, dated as of July 1, 1999, among The Neiman Marcus Group, Inc., Harcourt General, Inc. and Spring Merger Corporation, incorporated herein by reference to the Company’s Definitive Schedule 14A dated August 10, 1999.

Exhibit No.	Description

10.23	Amended and Restated Distribution Agreement, dated as of July 1, 1999, between Harcourt General, Inc. and The Neiman Marcus Group, Inc., incorporated herein by reference to the Company’s Definitive Schedule 14A dated August 10, 1999.

10.24	Agreement, dated as of September 1, 1999, among the Company and certain holders of the Company’s Class B Common Stock, incorporated herein by reference to the Company’s Annual Report on From 10-K for the fiscal year ended July 31, 1999.

10.25*	Termination and Change of Control Agreement between the Company and Nelson A. Bangs dated April 17, 2001. (1)
10.26*	Termination and Change of Control Agreement between the Company and James E. Skinner dated June 28, 2001. (1)
18.1	Letter regarding Change in Accounting Principle, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.
21.1	Subsidiaries of the Company. (1)
23.1	Consent of Deloitte & Touche LLP. (1)
99.1	Dividend Reinvestment and Common Stock Purchase Plan, incorporated herein by reference to the Company’s Registration Statement on Form S-3 dated September 17, 1990 (Registration No. 33-36419)

(1)	Filed herewith.

*	Management contract or compensatory plan or arrangement filed pursuant to Item 14(c) of Form 10-K.