Form 10-Q
period 2001-10-27
NEIMAN MARCUS GROUP INC
filed 2001-12-11
CIK 819539

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended October 27, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file no. 1-9659

The Neiman Marcus Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4119509 (I.R.S. Employer Identification No.)

1618 Main Street
Dallas, Texas 75201
(Address of principal executive offices)

(214) 741-6911
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 30, 2001, the number of outstanding shares of each of the issuer's classes of common stock was:

Class	Outstanding Shares
Class A Common Stock, $.01 Par Value	27,759,611
Class B Common Stock, $.01 Par Value	19,941,835

THE NEIMAN MARCUS GROUP, INC.

INDEX

		Page
Part I. Financial Information
Item 1.	Condensed Consolidated Balance Sheets as of October 27, 2001, July 28, 2001 and October 28, 2000	1
	Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended October 27, 2001 and October 28, 2000	2
	Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended October 27, 2001 and October 28, 2000	3
	Notes to Condensed Consolidated Financial Statements	4-7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Part II. Other Information
Item 1.	Legal Proceedings	13
Item 6.	Exhibits and Reports on Form 8-K	13
Signatures		14

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	October 27, 2001	July 28, 2001	October 28, 2000
ASSETS
Current assets:
Cash and equivalents	$86,752	$97,291	$$26,652
Undivided interests in NMG Credit Card Master Trust	259,096	220,717	274,334
Accounts receivable, net	29,469	20,707	31,174
Merchandise inventories	790,730	648,867	735,032
Other current assets	77,978	75,747	77,861

Total current assets	1,244,025	1,063,329	1,145,053

Property and equipment, net	605,889	586,618	546,804
Other assets	134,623	135,923	149,646

Total assets	$1,984,537	$1,785,870	$1,841,503

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable and current maturities of long-term liabilities	$100,858	$858	$805
Accounts payable	295,704	270,897	331,819
Accrued liabilities	267,924	225,805	271,635

Total current liabilities	664,486	497,560	604,259

Long-term liabilities:
Notes and debentures	249,692	249,686	249,669
Other long-term liabilities	95,034	89,244	106,036

Total long-term liabilities	344,726	338,930	355,705

Minority interest	7,841	6,640	6,552
Common stock	478	478	478
Additional paid-in capital	433,367	432,726	424,321
Accumulated other comprehensive income (loss)	81	(1,029)	(2,884)
Retained earnings	533,558	510,565	453,072

Total shareholders' equity	967,484	942,740	874,987

Total liabilities and shareholders' equity	$1,984,537	$1,785,870	$1,841,503

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Thirteen Weeks Ended
(in thousands, except per share data)	October 27, 2001	October 28, 2000
Revenues	$681,149	$757,221
Cost of goods sold including buying and occupancy costs	435,890	458,714
Selling, general and administrative expenses	202,987	211,982

Operating earnings	42,272	86,525
Interest expense	3,986	4,278

Earnings before income taxes and minority interest	38,286	82,247
Income taxes	14,549	31,254

Earnings before minority interest	23,737	50,933
Minority interest in net earnings of subsidiaries	(744)	(1,004)

Net earnings	$22,993	$49,989

Weighted average number of common and common equivalent shares outstanding:
Basic	47,358	46,987

Diluted	47,664	47,555

Earnings per share:
Basic	$0.49	$1.06

Diluted	$0.48	$1.05

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirteen Weeks Ended
(in thousands)	October 27, 2001	October 28, 2000
OPERATING ACTIVITIES
Net earnings	$22,993	$49,989
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	20,375	20,384
Minority interest	744	1,004
Other	7,304	667
Changes in current assets and liabilities:
Accounts receivable	(8,762)	(11,895)
Merchandise inventories	(141,863)	(156,688)
Accounts payable and accrued liabilities	67,465	109,122
Other	(2,232)	9,888

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(33,976)	22,471

INVESTING ACTIVITIES
Capital expenditures	(38,184)	(25,977)
Purchases of held-to-maturity securities	(237,407)	(274,509)
Maturities of held-to-maturity securities	199,028	211,756

NET CASH USED FOR INVESTING ACTIVITIES	(76,563)	(88,730)

FINANCING ACTIVITIES
Proceeds from borrowings	100,000	—
Repayment of debt	—	(80,000)
Distributions paid	—	(3,949)
Other financing activities	—	1,475

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	100,000	(82,474)

CASH AND EQUIVALENTS
Decrease during the period	(10,539)	(148,733)
Beginning balance	97,291	175,385

Ending balance	$86,752	$26,652

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$104	$347
Income taxes	$83	$913

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

    The Condensed Consolidated Financial Statements of The Neiman Marcus Group, Inc. and subsidiaries (the Company) have been prepared pursuant to generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statements. Therefore, the financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 28, 2001.

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the applicable interim periods. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

    The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Actual results could differ from those estimates.

    Prior year revenue amounts have been reclassified to comply with the Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." As reclassified from selling, general and administrative expenses, shipping and handling revenues of $17.5 million are included in revenues and the related costs of $12.8 million are included in cost of goods sold. Such reclassifications had no impact on previously reported operating earnings, net earnings, shareholders' equity or cash flows. Certain prior period balances have been reclassified to conform with current period presentation.

2. Earnings per Share

    The weighted average shares used in computing basic and diluted earnings per share (EPS) are presented in the table below. No adjustments were made to net earnings for the computations of basic and diluted EPS during the periods presented.

    Options to purchase 1,269,650 shares of common stock for the thirteen weeks ended October 27, 2001 and 989,500 shares for the thirteen weeks ended October 28, 2000 were not included in the computation of diluted EPS because the exercise price of those options was greater than the average market price of the common shares.

	Thirteen Weeks Ended
(in thousands of shares)	October 27, 2001	October 28, 2000
Shares for computation of basic EPS	47,358	46,987
Effect of dilutive stock options and nonvested stock under common stock incentive plans	306	568

Shares for computation of diluted EPS	47,664	47,555

THE NEIMAN MARCUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. Derivative Financial Instruments

    The Company enters into forward exchange contracts to hedge forecasted inventory purchases denominated in foreign currencies for periods and amounts consistent with the Company's identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange movements on cash flows. Gains and losses related to the Company's foreign currency exchange contracts that qualify as hedges are deferred and recognized in cost of sales in the period the inventory is sold.

    As of October 27, 2001, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $30.1 million. The contracts have varying maturity dates through August 2002. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with the payment terms for the merchandise inventories. These contracts have been designated and accounted for as cash flow hedges. The Company recorded a charge of approximately $0.3 million resulting from hedge ineffectiveness in the first quarter of fiscal year 2002.

    At October 27, 2001, the fair value of the Company's outstanding foreign currency exchange contracts was an asset of approximately $0.1 million and is recorded in other current assets and accumulated other comprehensive income (loss), net of taxes, in the accompanying condensed consolidated balance sheets.

4. Notes and Debentures

    The Company has an unsecured revolving credit facility with 21 banks pursuant to which the Company may borrow up to $450 million. The rate of interest payable varies according to one of four pricing options selected by the Company. The facility, which expires in October 2002, may be terminated by the Company at any time on three business days' notice. The revolving credit facility contains covenants that require the Company to maintain certain leverage and fixed charge ratios. The Company currently pays a facility fee on the total commitment amount at a rate based on the Company's quarterly fixed charge coverage ratio. In the first quarter of fiscal year 2002, the Company borrowed $100 million under this facility to fund its seasonal working capital requirements. The Company expects to replace the existing facility on or before the expiration date.

5. Operating Segments

    The Company has identified two reportable segments: Specialty Retail Stores and Direct Marketing. The Specialty Retail Stores segment includes all Neiman Marcus and Bergdorf Goodman retail stores. Direct Marketing includes the operations of Neiman Marcus Direct, which publishes NM by Mail, the Horchow catalogues, Chef's Catalogue and the Neiman Marcus Christmas Catalogue. Other includes corporate expenses, on-line operations of NeimanMarcus.com, and operations of Kate Spade LLC and Gurwitch Bristow Products LLC.

THE NEIMAN MARCUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Operating Segments (continued)

    The following table sets forth operating results for the Company's reportable segments:

	Thirteen Weeks Ended
(in thousands)	October 27, 2001	October 28, 2000
REVENUES(1):
Specialty Retail Stores	$560,947	$632,584
Direct Marketing	96,583	102,764
Other(2)	23,619	21,873

Total	$681,149	$757,221

OPERATING EARNINGS:
Specialty Retail Stores	$47,912	$85,726
Direct Marketing	508	6,587
Other(2)	(6,148)	(5,788)

Total	$42,272	$86,525

(1)
Prior year revenue amounts have been reclassified to comply with the Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." As reclassified from selling, general and administrative expenses, shipping and handling revenues are included in revenues and the related costs are included in cost of goods sold. Such reclassifications had no impact on previously reported operating earnings, net earnings, shareholders' equity or cash flows.

(2)
Other includes the results of operations of Kate Spade LLC, Gurwitch Bristow Products LLC, NeimanMarcus.com and corporate expenses.

6. Commitments and Contingencies

    The Company is involved in various suits and claims in the ordinary course of business. Management does not believe that the disposition of any such suits and claims will have a material adverse effect upon the consolidated results of operations, cash flows or the financial position of the Company.

THE NEIMAN MARCUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. Recent Accounting Pronouncements

    During June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, upon adoption, eliminates goodwill amortization and the amortization of other indefinite-lived intangible assets. However, goodwill and indefinite-lived intangibles will be subject to at least an annual assessment for impairment by applying a fair-value based test. The Company will adopt the provisions of SFAS No. 142 as of the beginning of fiscal year 2003. The Company has not yet determined the ultimate impact of the provisions of SFAS No. 142 on its consolidated financial statements. Amortization of goodwill and intangible assets was $1.5 million in the first quarter of fiscal year 2002.

    During June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not determined the ultimate impact of the provisions of SFAS No. 143 on its consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to Statement No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the ultimate impact of the provisions of SFAS No. 144 on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Neiman Marcus Group, Inc., together with its operating divisions and subsidiaries (the Company), is a high-end specialty retailer. The Company's operations include the Specialty Retail Stores segment, which consists of Neiman Marcus and Bergdorf Goodman stores, and the Direct Marketing segment, which conducts operations through Neiman Marcus Direct.

    Set forth in the following table is certain summary information with respect to the Company's operations for the thirteen weeks ended October 27, 2001 and October 28, 2000.

	Thirteen Weeks Ended
(dollars in millions)	October 27, 2001	October 28, 2000
REVENUES(1)
Specialty Retail Stores	$560.9	$632.6
Direct Marketing	96.6	102.7
Other(2)	23.6	21.9

Total	$681.1	$757.2

OPERATING EARNINGS
Specialty Retail Stores	$47.9	$85.7
Direct Marketing	0.5	6.6
Other(2)	(6.1)	(5.8)

Total	$42.3	$86.5

OPERATING PROFIT MARGIN
Specialty Retail Stores	8.5%	13.5%
Direct Marketing	0.5%	6.4%
Total	6.2%	11.4%

(1)
Prior year revenue amounts have been reclassified to comply with the Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." As reclassified from selling, general and administrative expenses, shipping and handling revenues are included in revenues and the related costs are included in cost of goods sold. Such reclassifications had no impact on previously reported operating earnings, net earnings, shareholders' equity or cash flows.

(2)
Other includes the results of operations of Kate Spade LLC, Gurwitch Bristow Products LLC, NeimanMarcus.com and corporate expenses.

THIRTEEN WEEKS ENDED OCTOBER 27, 2001 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 28, 2000

    Revenues.  Revenues for the first quarter of fiscal year 2002 of $681.1 million decreased $76.1 million, or 10.0 percent, from $757.2 million for the prior year period. This decrease in revenues in the current year was primarily attributable to a 10.9 percent decrease in comparable revenues offset, in part, by the revenues from one new store and the incremental sales of one replacement store added during the quarter.

    Comparable revenues for the first quarter of fiscal year 2002 decreased 12.1 percent for Specialty Retail Stores and 6.1 percent for Direct Marketing. The Company believes the comparable revenue decreases in the first quarter of fiscal year 2002 were primarily due to economic conditions and the general softening in the retail industry that began in fiscal year 2001 and a pronounced decrease in consumer spending that occurred subsequent to the September 11, 2001 terrorist attacks in the United States. The Company expects a mid-single digit decline in comparable revenues in the second quarter of fiscal year 2002 compared to the prior year.

    Gross Margin.  Gross margin was 36.0 percent of revenues in the first quarter of fiscal year 2002 compared to 39.4 percent for the prior year period. The decrease in gross margin as a percentage of revenues was primarily due to higher markdowns and an increase in buying and occupancy costs as a percentage of revenues.

    The Company incurred a higher level of markdowns in the first quarter of fiscal year 2002 than in the first quarter of fiscal year 2001 in connection with additional and more aggressive promotional events in September and October 2001. These events were necessary to clear inventories in response to the decline in retail sales.

    A significant portion of the Company's buying and occupancy costs tend to be fixed in nature. As a result, buying and occupancy costs increased as a percentage of revenues in the first quarter of fiscal year 2002 compared to the prior year period as a result of lower sales in the current year.

    Merchandise inventories aggregated $790.7 million at the end of the first quarter of fiscal year 2002 compared to $735.0 million at the end of the first quarter of fiscal year 2001. As a result of the current declines in revenues and on-hand merchandise inventories at the end of the first quarter of fiscal year 2002, the Company expects that a higher level of inventory markdowns will be required in the second quarter of fiscal year 2002 than in the comparable quarter of the prior year.

    Selling, general and administrative expenses (SG&A).  SG&A was $203.0 million in the first quarter of fiscal year 2002, or 29.8 percent of revenues, compared to $212.0 million, or 28.0 percent of revenues, in the prior year period. This increase was primarily due to 1) higher pre-opening costs, 2) a higher ratio of SG&A as a percentage of revenues for the Company's less mature stores, and 3) a higher level of SG&A as a percentage of revenues for the Company's Direct Marketing operations, primarily due to the fixed nature of a large portion of such costs.

    The Company incurred pre-opening costs of $2.6 million in the first quarter of fiscal year 2002 in connection with the opening of a new store in Tampa, Florida during September 2001 and a replacement store in Plano, Texas during August 2001. The Company incurred pre-opening costs of $1.2 million in the first quarter of fiscal year 2001 in connection with the opening of a new store in Palm Beach, Florida.

    Interest expense.  Interest expense was $4.0 million for the first quarter of fiscal year 2002 compared to $4.3 million for the first quarter of fiscal year 2001. The decrease of $0.3 million is principally due to capitalized interest associated with store development.

    Income taxes.  The Company's effective income tax rate was 38 percent for both the first quarter of fiscal year 2002 and fiscal year 2001.

QUARTERLY DATA AND SEASONALITY

    The specialty retail industry is seasonal in nature and a disproportionately higher level of the Company's revenues and earnings are generated in the fall and holiday selling seasons. The Company's working capital requirements and inventories increase substantially in the first quarter in anticipation of the holiday selling season.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash requirements consist principally of the funding of its merchandise purchases, capital expenditures for new store growth, store renovations, upgrades of its management information systems and debt service requirements. The Company's working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

    During the first quarter of fiscal year 2002, cash used in operating activities was $34.0 million compared to cash provided by operations of $22.5 million in the first quarter of fiscal year 2001. The decrease in cash flows from operating activities was primarily due to a $27.0 million decrease in net earnings in the first quarter of fiscal year 2002 and a $41.7 million decrease in the growth of accounts payable and accrued liabilities, offset in part by a $14.8 million decrease in the growth of merchandise inventories during the first quarter of fiscal year 2002 compared to the first quarter of fiscal year 2001. During the first quarter of fiscal year 2002, the Company's receipts of fall and holiday season merchandise occurred earlier than in the prior year. In the first quarter of fiscal year 2001, merchandise receipts of fall and holiday season inventories were negatively impacted by manufacturing delays incurred by a number of the Company's suppliers. As a result, outstanding account payables at the end of the first quarter of fiscal year 2001 were unusually high. At the end of the first quarter of fiscal year 2002, the level of outstanding accounts payable was more in line with historical seasonal trends.

    As of October 27, 2001, the Company had cash and equivalents of $86.8 million and outstanding borrowings of $100 million pursuant the Company's $450 million unsecured revolving credit facility. At October 28, 2000, the Company had cash and equivalents of $26.7 million and no revolving credit facility borrowings. During November 2001, the Company borrowed an additional $30 million under the revolving credit facility. The Company has used the $130 million proceeds from the revolving credit facility to fund its seasonal working capital requirements.

    The Company may terminate its outstanding revolving credit facility, which expires in October 2002, at any time with three business days' notice. The revolving credit facility contains covenants that require the Company to maintain certain leverage and fixed charge ratios. The Company expects to replace the existing facility on or before the expiration date.

    The Company currently plans to open four new Neiman Marcus stores over the next three fiscal years and has consistently focused on renovating and modernizing its stores to improve productivity. The Company anticipates capital expenditures for fiscal year 2002 to be approximately $140 million to $150 million.

    Management believes that operating cash flows, currently available vendor financing, amounts available pursuant to its $450 million revolving credit agreement and its outstanding accounts receivable securitization facility should be sufficient to fund the Company's operations, debt service and currently anticipated capital expenditure requirements through the end of fiscal year 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    During June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, upon adoption, eliminates goodwill amortization and the amortization of other indefinite-lived intangible assets. However, goodwill and indefinite-lived intangibles will be subject to at least an annual assessment for impairment by applying a fair-value based test. The Company will adopt the provisions of SFAS No. 142 as of the beginning of fiscal year 2003. The Company has not yet determined the ultimate impact of the provisions of SFAS No. 142 on its consolidated financial statements. Amortization of goodwill and intangible assets was $1.5 million in the first quarter of fiscal year 2002.

    During June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not determined the ultimate impact of the provisions of SFAS No. 143 on its consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to Statement No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the ultimate impact of the provisions of SFAS No. 144 on its consolidated financial statements.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

    This report contains forward-looking statements, including statements regarding the Company's objectives and expectations regarding its merchandising and marketing strategies, the extension or replacement of its $450 million revolving credit agreement, store renovation and expansion plans, inventory performance, capital expenditures, liquidity, development of its management information systems and productivity and profitability that are based upon management's beliefs as well as on assumptions made by and data currently available to management. These forward-looking statements are not guarantees of future performance and a variety of factors could cause the Company's actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements. Factors that could affect future performance include, but are not limited to: current political and economic conditions subsequent to the September 11, 2001 terrorist attacks on the United States of America; changes in economic conditions, political conditions or consumer confidence resulting in a reduction of discretionary spending on goods that are, or are perceived to be, "luxuries"; changes in demographic or retail environments; changes in consumer preferences or fashion trends; competitive responses to the Company's marketing, merchandising and promotional efforts; seasonality of the retail business; adverse weather conditions, particularly during peak selling seasons; delays in anticipated store openings; significant increases in paper, printing and postage costs; litigation that may have an adverse effect on the financial results or reputation of the Company; changes in the Company's relationships with designers, vendors and other sources of merchandise; changes in key personnel who have been hired or retained by the Company; changes in the Company's private label credit card arrangement which might adversely impact its ability to provide consumer credit; and changes in government or regulatory requirements increasing the Company's cost of operations. The Company undertakes no obligation to update or revise (publicly or otherwise) any forward-looking statements to reflect subsequent events, new information or future circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk primarily arises from changes in interest rates. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities. The Company is exposed to interest rate risk through its securitization and borrowing activities, which are described in the Company's Annual Report to Shareholder's on Form 10-K for the fiscal year ended July 28, 2001. At October 27, 2001 and October 28, 2000, the fair values of the Company's fixed rate senior notes and debentures were less than the aggregate carrying value.

    The Company uses derivative financial instruments to manage foreign currency risk related to the procurement of foreign merchandise inventories. The Company enters into foreign currency contracts denominated in the Euro and British pound. The Company does not enter into derivative financial instruments for trading purposes.

    Based on the Company's market risk sensitive instruments (including variable rate debt and derivative financial instruments) outstanding at October 27, 2001, the Company has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations, or cash flows as of such date.

THE NEIMAN MARCUS GROUP, INC.

PART II

Item 1. Legal Proceedings

    Note 6 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference as if fully restated herein. Note 6 contains forward-looking statements that are subject to the risks and uncertainties discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results."

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.
99.1 Termination and Change of Control Agreement between the Company and Marita
O'Dea Glodt dated October 31, 2001.
(b)	Reports on Form 8-K.
No reports on Form 8-K were filed during the thirteen week period ended October 27,
2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE NEIMAN MARCUS GROUP, INC.

Signature	Title	Date

/s/ T. DALE STAPLETON T. Dale Stapleton	Vice President and Controller (principal accounting officer)	December 11, 2001

QuickLinks

THE NEIMAN MARCUS GROUP, INC. INDEX
THE NEIMAN MARCUS GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
THE NEIMAN MARCUS GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
THE NEIMAN MARCUS GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THE NEIMAN MARCUS GROUP, INC.
SIGNATURES
THE NEIMAN MARCUS GROUP, INC.