Form 10-Q
period 2002-01-26
NEIMAN MARCUS GROUP INC
filed 2002-03-12
CIK 819539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 26, 2002

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

(214) 741-6911
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X         NO

As of February 23, 2002, the number of outstanding shares of each of the issuer’s classes of common stock was:

Class	Outstanding Shares

Class A Common Stock, $.01 Par Value	27,829,121
Class B Common Stock, $.01 Par Value	19,941,835

THE NEIMAN MARCUS GROUP, INC.

INDEX

		Page

Part I.	Financial Information
Item 1.	Condensed Consolidated Balance Sheets as of January 26, 2002, July 28, 2001 and January 27, 2001	1
	Condensed Consolidated Statements of Earnings for the Thirteen Weeks and Twenty-Six Weeks Ended January 26, 2002 and January 27, 2001	2
	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended January 26, 2002 and January 27, 2001	3
	Notes to Condensed Consolidated Financial Statements	4-7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Part II.	Other Information
Item 1.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 6.	Exhibits and Reports on Form 8-K	15
Signatures		16

THE NEIMAN MARCUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 26,	July 28,	January 27,
(in thousands)	2002	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$137,213	$97,291	$$113,404
Undivided interests in NMG Credit Card Master Trust	284,727	220,717	303,061
Accounts receivable, net	21,493	20,707	23,610
Merchandise inventories	584,132	648,867	613,997
Other current assets	72,470	75,747	86,031

Total current assets	1,100,035	1,063,329	1,140,103

Property and equipment, net	633,635	586,618	551,826
Other assets	131,705	135,923	146,723

Total assets	$1,865,375	$1,785,870	$1,838,652

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term liabilities	$4,098	$858	$822
Accounts payable	249,167	270,897	297,239
Accrued liabilities	259,689	225,805	255,730

Total current liabilities	512,954	497,560	553,791

Long-term liabilities:
Notes and debentures	249,698	249,686	249,675
Other long-term liabilities	100,584	89,244	106,938

Total long-term liabilities	350,282	338,930	356,613

Minority interest	9,202	6,640	8,156

Common stock	479	478	480
Additional paid-in capital	435,052	432,726	427,972
Accumulated other comprehensive income (loss)	(454)	(1,029)	(1,364)
Retained earnings	557,860	510,565	493,004

Total shareholders’ equity	992,937	942,740	920,092

Total liabilities and shareholders’ equity	$1,865,375	$1,785,870	$1,838,652

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	January 26,	January 27,	January 26,	January 27,
(in thousands, except per share data)	2002	2001	2002	2001

Revenues	$908,086	$923,950	$1,589,235	$1,681,171
Cost of goods sold including buying and occupancy costs	645,766	634,120	1,081,656	1,092,834
Selling, general and administrative expenses	217,503	219,745	420,490	431,727

Operating earnings	44,817	70,085	87,089	156,610
Interest expense	4,260	4,073	8,246	8,351

Earnings before income taxes and minority interest	40,557	66,012	78,843	148,259
Income taxes	15,411	25,084	29,960	56,338

Earnings before minority interest	25,146	40,928	48,883	91,921
Minority interest in net earnings of subsidiaries	(844)	(994)	(1,588)	(1,998)

Net earnings	$24,302	$39,934	$47,295	$89,923

Weighted average number of common and common equivalent shares outstanding:
Basic	47,431	47,119	47,379	47,032

Diluted	47,763	47,621	47,698	47,538

Earnings per share:
Basic	$0.51	$0.85	$1.00	$1.91

Diluted	$0.51	$0.84	$0.99	$1.89

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twenty-Six Weeks Ended

	January 26,	January 27,
(in thousands)	2002	2001

OPERATING ACTIVITIES
Net earnings	$47,295	$89,923
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	40,882	40,986
Minority interest	1,588	1,998
Other	10,914	4,251
Changes in current assets and liabilities:
Increase in accounts receivable	(786)	(4,331)
Decrease (increase) in merchandise inventories	64,735	(35,653)
Increase in accounts payable and accrued liabilities	16,785	60,218
Other	3,277	1,718

NET CASH PROVIDED BY OPERATING ACTIVITIES	184,690	159,110

INVESTING ACTIVITIES
Capital expenditures	(85,003)	(50,125)
Transactions related to undivided interests in NMG Credit Card Master Trust:
Purchases of held-to-maturity securities	(555,937)	(595,768)
Maturities of held-to-maturity securities	491,927	504,288

NET CASH USED FOR INVESTING ACTIVITIES	(149,013)	(141,605)

FINANCING ACTIVITIES
Proceeds from borrowings	133,240	—
Repayment of debt	(130,000)	(80,000)
Distributions paid	—	(3,949)
Other financing activities	1,005	4,463

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	4,245	(79,486)

CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	39,922	(61,981)
Beginning balance	97,291	175,385

Ending balance	$137,213	$113,404

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$9,783	$8,935

Income taxes	$11,113	$28,487

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

The Condensed Consolidated Financial Statements of The Neiman Marcus Group, Inc. and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statements. Therefore, the financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2001.

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

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of gain and loss contingencies at the date of the condensed consolidated financial statements. Actual results could differ from those estimates.

Prior year revenue amounts have been reclassified to comply with Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” As reclassified from selling, general and administrative expenses, shipping and handling revenues of $23.1 million for the thirteen weeks ended January 27, 2001 are included in revenues and the related costs of $20.4 million are included in cost of goods sold. As reclassified from selling, general and administrative expenses, shipping and handling revenues of $40.6 million for the twenty-six weeks ended January 27, 2001 are included in revenues and the related costs of $33.3 million are included in cost of goods sold. Such reclassifications had no impact on previously reported operating earnings, net earnings, shareholders’ equity or cash flows.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” during the first quarter of fiscal year 2001. Upon further interpretation of the provisions of SFAS No. 133, the Company has reclassified the transition adjustment (previously presented as a cumulative effect of an accounting change) to cost of sales during the first quarter of fiscal year 2001.

2.	Earnings per Share

The weighted average shares used in computing basic and diluted earnings per share (EPS) are presented in the table below. No adjustments were made to net earnings for the computations of basic and diluted EPS during the periods presented.

Options to purchase 1,260,050 shares of common stock for the thirteen weeks ended January 26, 2002 and options to purchase 1,264,850 shares of common stock for the twenty-six weeks ended January 26, 2002 were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common shares. Options to purchase 944,500 shares of common stock for the thirteen weeks ended January 27, 2001 and options to purchase 967,000 shares of common stock for the twenty-six weeks ended January 27, 2001 were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common shares.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	January 26,	January 27,	January 26,	January 27,
(in thousands of shares)	2002	2001	2002	2001

Shares for computation of basic EPS	47,431	47,119	47,379	47,032
Effect of dilutive stock options and nonvested stock under common stock incentive plans	332	502	319	506

Shares for computation of diluted EPS	47,763	47,621	47,698	47,538

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

3.	Undivided Interests in NMG Credit Card Master Trust

The Company utilizes a credit card securitization program as part of its overall funding strategy. Under the securitization program, the Company transfers substantially all of its proprietary credit card receivables to a wholly-owned subsidiary, Neiman Marcus Funding Corp. who in turn sells such receivables to the NMG Credit Card Master Trust (Trust). Under generally accepted accounting principles, if the structure of the securitization meets certain requirements, these transactions are accounted for as sales of receivables. The Company’s transfers and sales transactions qualify for sale treatment.

Certificates representing undivided interests in the credit card receivables sold to the Trust are held by both outside investors and the Company. The certificates held by the Company are classified on the balance sheet as Undivided Interests in NMG Credit Card Master Trust. These certificates represent securities that the Company intends to hold to maturity. Due to the short-term revolving nature of the credit card portfolio, the carrying value of the Company’s undivided interests in the NMG Credit Card Master Trust approximates fair value.

4.	Derivative Financial Instruments

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

As of January 26, 2002, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $35.0 million. The contracts have varying maturity dates through February 2003. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with the anticipated payment terms for the merchandise inventories. These contracts have been designated and accounted for as cash flow hedges. The Company recorded a charge of approximately $0.3 million resulting from hedge ineffectiveness during the first quarter of fiscal year 2002.

At January 26, 2002, the Company had an unrealized loss related to their outstanding foreign currency exchange contracts of approximately $0.7 million which is recorded in other current liabilities. This amount, net of taxes, is reflected in accumulated other comprehensive income (loss), in the accompanying condensed consolidated balance sheets.

5.	Revolving Credit Facility

The Company has an unsecured revolving credit facility with a group of banks pursuant to which the Company may borrow up to $450 million. The rate of interest payable varies according to one of four pricing options selected by the Company. The facility, which expires in October 2002, may be terminated by the Company at any time on three business days’ notice. The revolving credit facility contains covenants that require the Company to maintain certain leverage and fixed charge ratios. The Company currently pays a facility fee on the total commitment amount at a rate based on the Company’s quarterly fixed charge coverage ratio. The Company expects to replace the existing facility on or before the expiration date. There were no borrowings outstanding under this facility at January 26, 2002.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

6.	Operating Segments

The Company has identified two reportable segments: Specialty Retail Stores and Direct Marketing. The Specialty Retail Stores segment includes all Neiman Marcus and Bergdorf Goodman retail stores. Direct Marketing includes the operations of Neiman Marcus Direct, which publishes NM by Mail, the Horchow catalogues, Chef’s Catalog and the Neiman Marcus Christmas Catalogue. Other includes the on-line operations of NeimanMarcus.com, the operations of Kate Spade LLC and Gurwitch Bristow Products LLC, and corporate expenses.

The following table sets forth operating results for the Company’s reportable segments:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	January 26,	January 27,	January 26,	January 27,
(in thousands)	2002	2001	2002	2001

Revenues (1):
Specialty Retail Stores	$745,714	$760,955	$1,306,661	$1,393,539
Direct Marketing	132,075	138,252	228,658	241,016
Other (2)	30,297	24,743	53,916	46,616

Total	$908,086	$923,950	$1,589,235	$1,681,171

Operating Earnings:
Specialty Retail Stores	$39,232	$65,537	$87,145	$151,263
Direct Marketing	8,522	7,515	9,029	14,102
Other (2)	(2,937)	(2,967)	(9,085)	(8,755)

Total	$44,817	$70,085	$87,089	$156,610

(1)	Prior year revenue amounts have been reclassified to comply with Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” As reclassified from selling, general and administrative expenses, shipping and handling revenues are included in revenues and the related costs are included in cost of goods sold. These reclassifications had no impact on previously reported operating earnings, net earnings, shareholders’ equity or cash flows.

(2)	Other includes the on-line operations of NeimanMarcus.com, the operations of Kate Spade LLC and Gurwitch Bristow Products LLC, and corporate expenses.

7.	Commitments and Contingencies

The Company is involved in various suits and claims in the ordinary course of business. Management does not believe that the disposition of any such suits and claims will have a material adverse effect upon the consolidated results of operations, cash flows or the financial position of the Company.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)

8.	Recent Accounting Pronouncements

During June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142, upon adoption, eliminates goodwill amortization and the amortization of other indefinite-lived intangible assets. However, goodwill and indefinite-lived intangibles will be subject to at least an annual assessment for impairment by applying a fair value-based test. The Company will adopt the provisions of SFAS No. 142 as of the beginning of fiscal year 2003. The Company has not yet determined the ultimate impact of the provisions of SFAS No. 142 on its consolidated financial statements. Amortization of goodwill and intangible assets was $1.5 million for the thirteen weeks ended January 26, 2002 and $2.9 million for the twenty-six weeks ended January 26, 2002.

During June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not determined the ultimate impact of the provisions of SFAS No. 143 on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to Statement No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the ultimate impact of the provisions of SFAS No. 144 on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Neiman Marcus Group, Inc., together with its operating divisions and subsidiaries (the Company), is a high-end specialty retailer. The Company’s operations include the Specialty Retail Stores segment, which consists of Neiman Marcus and Bergdorf Goodman stores, and the Direct Marketing segment, which conducts operations through Neiman Marcus Direct.

Set forth in the following table is certain summary information with respect to the Company’s operations for the thirteen weeks and twenty-six weeks ended January 26, 2002 and January 27, 2001.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	January 26,	January 27,	January 26,	January 27,
(dollars in millions)	2002	2001	2002	2001

Revenues (1):
Specialty Retail Stores	$745.7	$761.0	$1,306.7	$1,393.5
Direct Marketing	132.1	138.3	228.6	241.0
Other(2)	30.3	24.7	53.9	46.6

Total	$908.1	$924.0	$1,589.2	$1,681.2

Operating Earnings:
Specialty Retail Stores	$39.2	$65.5	$87.1	$151.3
Direct Marketing	8.5	7.5	9.0	14.1
Other(2)	(2.9)	(2.9)	(9.0)	(8.8)

Total	$44.8	$70.1	$87.1	$156.6

1)	Prior year revenue amounts have been reclassified to comply with Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” As reclassified from selling, general and administrative expenses, shipping and handling revenues are included in revenues and the related costs are included in cost of goods sold. These reclassifications had no impact on previously reported operating earnings, net earnings, shareholders’ equity or cash flows.

(2)	Other includes the on-line operations of NeimanMarcus.com, the operations of Kate Spade LLC and Gurwitch Bristow Products LLC, and corporate expenses.

THIRTEEN WEEKS ENDED JANUARY 26, 2002 COMPARED TO THIRTEEN WEEKS ENDED JANUARY 27, 2001

Revenues. Revenues for the second quarter of fiscal year 2002 of $908.1 million decreased $15.9 million, or 1.7 percent, from $924.0 million for the prior year period. This decrease in the current year was primarily attributable to a 3.0 percent decrease in comparable revenues offset, in part, by the revenues from one new Neiman Marcus store in Tampa, Florida and one new clearance store in Atlanta, Georgia, each of which was opened during the first quarter of fiscal year 2002.

Comparable revenues for the second quarter of fiscal year 2002 decreased 3.3 percent for Specialty Retail Stores and 4.4 percent for Direct Marketing. The Company believes the comparable revenue decreases in the second quarter of fiscal year 2002 were primarily due to general economic conditions and the softening in the retail industry that began in fiscal year 2001 and a decrease in consumer spending that occurred subsequent to the September 11, 2001 terrorist attacks in the United States. The Company currently expects revenues to decline 2 percent to 4 percent for the remaining six months of fiscal year 2002 compared to the prior year.

Gross margin. The Company’s gross margin was 28.9 percent of revenues in the second quarter of fiscal year 2002 compared to 31.4 percent in the prior year period. The decline in gross margin as a percentage of revenues was primarily due to a higher level of markdowns in the second quarter of fiscal year 2002 than in the prior year period associated with additional and more aggressive promotional events necessary to clear inventories in response to the decline in retail sales.

Merchandise inventories were $584.1 million at January 26, 2002 compared to $614.0 million at January 27, 2001.

Selling, general and administrative expenses (SG&A). SG&A was $217.5 million in the second quarter of fiscal year 2002, or 24.0 percent of revenues, compared to $219.7 million, or 23.8 percent of revenues, in the prior year period.

As a percentage of revenues, SG&A increased due to 1) higher health care and various tax expenses, 2) a higher level of SG&A to revenues for the Company’s less mature stores, and 3) nonrecurring expenses incurred in connection with the execution of certain cost reduction strategies.

The above increases were offset in part by 1) a lower level of SG&A as a percentage of revenues for both Specialty Retail Stores and Direct Marketing as a result of various cost reduction strategies initiated by the Company in response to the decline in sales and 2) lower expenses incurred in connection with the Company’s $225 million revolving credit card securitization facility as a result of a decline in interest rates.

In the second quarter of fiscal year 2002, the Company incurred nonrecurring expenses of approximately $2.0 million in connection with cost reduction strategies. These nonrecurring expenses consisted primarily of severance costs and lease termination expenses incurred in connection with the closing of the Galleries store in Seattle, Washington.

Interest expense. Interest expense was $4.3 million for the second quarter of fiscal year 2002 compared to $4.1 million for the second quarter of fiscal year 2001.

Income taxes. The Company’s effective income tax rate was 38 percent for both the second quarter of fiscal year 2002 and fiscal year 2001.

TWENTY-SIX WEEKS ENDED JANUARY 26, 2002 COMPARED TO TWENTY-SIX WEEKS ENDED JANUARY 27, 2001

Revenues. Revenues for the twenty-six weeks ended January 26, 2002 of $1.59 billion decreased $91.9 million, or 5.5 percent, from $1.68 billion for the prior year period. This decrease in revenues in the current year was primarily attributable to a 6.5 percent decrease in comparable revenues offset, in part, by the revenues from new stores.

Comparable revenues for the twenty-six weeks ended January 26, 2002 decreased 7.3 percent for Specialty Retail Stores and 5.1 percent for Direct Marketing. The Company believes the comparable revenue decreases were primarily due to general economic conditions and the softening in the retail industry that began in fiscal year 2001 and a decrease in consumer spending that occurred subsequent to the September 11, 2001 terrorist attacks in the United States.

Gross margin. Gross margin was 31.9 percent of revenues for the twenty-six weeks ended January 26, 2002 compared to 35.0 percent for the prior year period. As a percentage of revenues, the decline in gross margin was primarily due to a higher level of markdowns and an increase in buying and occupancy costs.

The Company incurred a higher level of markdowns in the twenty-six weeks ended January 26, 2002 than in the prior year period in connection with additional and more aggressive promotional events. These events were necessary to clear inventories in response to the decline in retail sales.

A significant portion of the Company’s buying and occupancy costs are fixed in nature. As a result, buying and occupancy costs increased as a percentage of revenues for the twenty-six weeks ended January 26, 2002 compared to the corresponding period in the prior year as a result of lower sales in the current year, primarily in the first quarter of fiscal year 2002.

Selling, general and administrative expenses (SG&A). SG&A was $420.5 million for the twenty-six weeks ended January 26, 2002, or 26.5 percent of revenues, compared to $431.7 million, or 25.7 percent of revenues, in the prior year period.

As a percentage of revenues, SG&A increased due to 1) a higher ratio of SG&A to revenues for the Company’s less mature stores, 2) higher health care and various tax expenses, 3) a higher level of SG&A for the Company’s Direct Marketing operations, primarily due to printing and circulation costs that tend to be more fixed in nature in the short-term, 4) nonrecurring costs incurred in connection with the execution of certain cost reduction strategies, and 5) higher preopening costs than in the prior year.

The above increases were offset in part by 1) a lower level of SG&A as a percentage of revenues for Specialty Retail Stores as a result of various cost reduction strategies initiated by the Company in response to the decline in sales and 2) lower expenses incurred in connection with the Company’s $225 million revolving credit card securitization facility as a result of a decline in interest rates.

In the second quarter of fiscal year 2002, the Company incurred nonrecurring expenses of approximately $2.0 million in connection with cost reduction strategies. These nonrecurring expenses consisted primarily of severance costs and lease termination expenses incurred in connection with the closing of the Neiman Marcus Galleries store in Seattle, Washington.

The Company incurred pre-opening costs of $3.2 million for the twenty-six weeks ended January 26, 2002 in connection with the opening of a new store in Tampa, Florida during September 2001 and a replacement store in Plano, Texas during August 2001. The Company incurred pre-opening costs of $1.7 million in the prior year period associated with the opening of a new store in Palm Beach, Florida.

Interest expense. Interest expense was $8.2 million for the twenty-six week period ended January 26, 2002 of fiscal year 2002 compared to $8.4 million in the prior year period.

Income taxes. The Company’s effective income tax rate was 38 percent for both the twenty-six week period ended January 26, 2002 and the twenty-six week period ended January 27, 2001.

QUARTERLY DATA AND SEASONALITY

The specialty retail industry is seasonal in nature and a disproportionately higher level of the Company’s revenues and earnings are generated in the fall and holiday selling seasons. The Company’s working capital requirements and inventories increase substantially in its first quarter in anticipation of the holiday selling season.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements consist principally of the funding of its merchandise purchases, debt service requirements, and capital expenditures for new store construction, store renovations and management information systems. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

For the twenty-six weeks ended January 26, 2002, cash provided by operating activities was $184.7 million compared to $159.1 million for the prior year period. The increase in net cash provided by operating activities was primarily due to a $100.4 million decrease in the growth of inventories, offset in part by a $42.6 million decrease in net earnings and a $43.4 million decrease in the growth of accounts payable and accrued liabilities.

As of January 26, 2002, the Company had cash and cash equivalents of $137.2 million. There were no borrowings outstanding pursuant to the Company’s $450 million unsecured revolving credit facility. During the second quarter, the Company repaid the $130 million previously borrowed to fund seasonal working capital requirements. The Company may terminate its outstanding revolving credit facility, which expires in October 2002, at any time with three business days’ notice. The revolving credit facility contains covenants that require the Company to maintain certain leverage and fixed charge ratios. The Company expects to replace the existing facility on or before the expiration date.

The Company currently plans to open four new Neiman Marcus stores over the next three fiscal years and has consistently focused on renovating and modernizing its stores to improve productivity. The Company anticipates total capital expenditures for fiscal year 2002 to be approximately $140 million to $150 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

During June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142, upon adoption, eliminates goodwill amortization and the amortization of other indefinite-lived intangible assets. However, goodwill and indefinite-lived intangibles will be subject to at least an annual assessment for impairment by applying a fair value-based test. The Company will adopt the provisions of SFAS No. 142 as of the beginning of fiscal year 2003. The Company has not yet determined the ultimate impact of the provisions of SFAS No. 142 on its consolidated financial statements. Amortization of goodwill and intangible assets was $1.5 million for the thirteen weeks ended January 26, 2002 and $2.9 million for the twenty-six weeks ended January 26, 2002.

During June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not determined the ultimate impact of the provisions of SFAS No. 143 on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to Statement No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the ultimate impact of the provisions of SFAS No. 144 on its consolidated financial statements.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements, including statements regarding the Company’s objectives and expectations regarding its merchandising and marketing strategies, the extension or replacement of its $450 million revolving credit agreement, store renovation and expansion plans, inventory performance, capital expenditures, liquidity, development of its management information systems and productivity and profitability that are based upon management’s beliefs as well as on assumptions made by and data currently available to management. These forward-looking statements are not guarantees of future performance and a variety of factors could cause the Company’s actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements. Factors that could affect future performance include, but are not limited to: current political and economic conditions subsequent to the September 11, 2001 terrorist attacks on the United States of America; changes in economic conditions, political conditions or consumer confidence resulting in a reduction of discretionary spending on goods that are, or are perceived to be, “luxuries”; changes in demographic or retail environments; changes in consumer preferences or fashion trends; competitive responses to the Company’s marketing, merchandising and promotional efforts; seasonality of the retail business; adverse weather conditions, particularly during peak selling seasons; delays in anticipated store openings; significant increases in paper, printing and postage costs; litigation that may have an adverse effect on the financial results or reputation of the Company; changes in the Company’s relationships with designers, vendors and other sources of merchandise; changes in key personnel who have been hired or retained by the Company; changes in the Company’s private label credit card arrangement which might adversely impact its ability to provide consumer credit; and changes in government or regulatory requirements increasing the Company’s cost of operations. The Company undertakes no obligation to update or revise (publicly or otherwise) any forward-looking statements to reflect subsequent events, new information or future circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivative financial instruments for trading purposes.

The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities. The Company is exposed to interest rate risk through its securitization and borrowing activities, which are described in the Company’s Annual Report to Shareholders on Form 10-K for the fiscal year ended July 28, 2001.

The Company uses derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources. The Company enters into foreign currency contracts denominated in the Euro and British pound.

Based on the Company’s market risk sensitive instruments (including variable rate debt and derivative financial instruments) outstanding at January 26, 2002, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

THE NEIMAN MARCUS GROUP, INC.

PART II- Other Information

Item 1. Legal Proceedings

Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference as if fully restated herein. Note 7 contains forward-looking statements that are subject to the risks and uncertainties discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results.”

Item 4. Submission of Matters to a Vote of Security Holders

1.	The Annual Meeting of Shareholders of the Company was held on January 21, 2002. Three Class B directors were elected to serve for three-year terms expiring at the 2005 Annual Meeting of Shareholders as follows:

	Votes Cast For	Votes Withheld	Broker Non-Votes

Matina S. Horner	15,666,375	57,652	0
Brian J. Knez	15,665,759	58,268	0
Walter J. Salmon	15,662,506	61,521	0

There were no abstentions with respect to the election of directors.

Richard A. Smith, Robert A. Smith, Vincent M. O’Reilly, John R. Cook, Paula Stern and Burton M. Tansky continued as directors of the Company. Subsequent to the approval by the shareholders of the amendments to the Certificate of Incorporation and Bylaws of the Company increasing the maximum size of the Board, Mr. Gary L. Countryman was elected by the Board of Directors to serve as a Class B director whose term as a Class I director will expire in 2004.

2.	Proposal to increase the number of shares reserved for issuance under the Company’s 1997 Incentive Plan from 4,900,000 shares to 7,200,000 shares:

For	29,050,533
Against	9,181,449
Abstain	80,318
Broker Non-Votes	2,745,801

3.	Proposal to amend the Company’s Bylaws and Certificate of Incorporation to increase the maximum size of the Board of Directors from nine (9) to twelve (12):

For	40,351,591
Against	626,703
Abstain	79,806

4.	Ratification of the appointment by the Board of Directors of Deloitte & Touche LLP as the Company’s independent auditors for the 2002 fiscal year.

For	40,666,931
Against	323,106
Abstain	68,064

5.	Stockholder proposal concerning cumulative voting in the election of directors:

For	8,553,702
Against	29,588,350
Abstain	170,248
Broker Non-Votes	2,745,801

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

            3.1 Restated Certificate of Incorporation of The Neiman Marcus Group, Inc., with amendments through January 21, 2002

            3.2 Bylaws of The Neiman Marcus Group, Inc., as amended through January 21,2002

     (b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the thirteen week period ended January 26, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE NEIMAN MARCUS GROUP, INC.

Signature	Title	Date

/s/ T. Dale Stapleton T. Dale Stapleton	Vice President and Controller (principal accounting officer)	March 12, 2002

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of The Neiman Marcus Group, Inc., with amendments through January 21, 2002
3.2	Bylaws of The Neiman Marcus Group, Inc., as amended through January 21, 2002