Form 10-Q
period 2002-04-27
NEIMAN MARCUS GROUP INC
filed 2002-06-10
CIK 819539

Use these links to rapidly review the document
THE NEIMAN MARCUS GROUP, INC. INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended April 27, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 1-9659

The Neiman Marcus Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4119509 (I.R.S. Employer Identification No.)

One Marcus Square
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

YES ☒                        NO ☐

        As of May 25, 2002, the number of outstanding shares of each of the issuer's classes of common stock was:

Class	Outstanding Shares
Class A Common Stock, $.01 Par Value	28,034,687
Class B Common Stock, $.01 Par Value	19,941,835

THE NEIMAN MARCUS GROUP, INC.

INDEX

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	April 27, 2002	July 28, 2001	April 28, 2001

ASSETS
Current assets:
Cash and cash equivalents	$150,059	$97,291	$$76,439
Undivided interests in NMG Credit Card Master Trust	263,614	220,717	277,660
Accounts receivable, net	24,975	20,707	24,215
Merchandise inventories	635,252	648,867	696,191
Other current assets	57,557	75,747	67,908

Total current assets	1,131,457	1,063,329	1,142,413

Property and equipment, net	647,741	586,618	565,396
Other assets	126,210	135,923	144,141

Total assets	$1,905,408	$1,785,870	$1,851,950

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable and current maturities of long-term liabilities	$1,098	$858	$1,541
Accounts payable	244,492	270,897	274,065
Accrued liabilities	267,555	225,805	250,783

Total current liabilities	513,145	497,560	526,389

Long-term liabilities:
Notes and debentures	249,704	249,686	249,680
Other long-term liabilities	87,389	89,244	107,341

Total long-term liabilities	337,093	338,930	357,021

Minority interest	9,508	6,640	9,522
Common stock	481	478	477
Additional paid-in capital	440,267	432,726	429,309
Accumulated other comprehensive income (loss)	91	(1,029)	(1,954)
Retained earnings	604,823	510,565	531,186

Total shareholders' equity	1,045,662	942,740	959,018

Total liabilities and shareholders' equity	$1,905,408	$1,785,870	$1,851,950

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share data)	April 27, 2002	April 28, 2001	April 27, 2002	April 28, 2001
Revenues	$692,741	$698,527	$2,281,976	$2,379,698
Cost of goods sold including buying and occupancy costs	441,412	453,462	1,523,068	1,546,296
Selling, general and administrative expenses	179,292	178,596	597,782	610,323
Effect of change in vacation policy	(16,576)	—	(16,576)	—
Non-recurring charges	8,163	—	10,163	—

Operating earnings	80,450	66,469	167,539	223,079
Interest expense	3,914	3,518	12,160	11,869

Earnings before income taxes and minority interest	76,536	62,951	155,379	211,210
Income taxes	29,084	23,922	59,044	80,260

Earnings before minority interest	47,452	39,029	96,335	130,950
Minority interest in net earnings of subsidiaries	(489)	(847)	(2,077)	(2,845)

Net earnings	$46,963	$38,182	$94,258	$128,105

Weighted average number of common and common equivalent shares outstanding:
Basic	47,524	47,251	47,407	47,077

Diluted	48,011	47,708	47,782	47,574

Earnings per share:
Basic	$0.99	$0.81	$1.99	$2.72

Diluted	$0.98	$0.80	$1.97	$2.69

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirty-nine Weeks Ended
(in thousands)	April 27, 2002	April 28, 2001
OPERATING ACTIVITIES
Net earnings	$94,258	$128,105
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	62,618	61,418
Effect of change in vacation policy	(16,576)	—
Non-recurring charges	10,163	—
Minority interest	2,077	2,845
Other	6,829	6,424
Changes in current assets and liabilities:
Increase in accounts receivable	(4,268)	(4,936)
Decrease (increase) in merchandise inventories	13,615	(117,847)
Increase in accounts payable and accrued liabilities	28,971	31,996
Other	15,170	19,841

NET CASH PROVIDED BY OPERATING ACTIVITIES	212,857	127,846

INVESTING ACTIVITIES
Capital expenditures	(122,473)	(82,650)
Transactions related to undivided interests in NMG Credit Card Master Trust:
Purchases of held-to-maturity securities	(776,950)	(822,458)
Maturities of held-to-maturity securities	734,053	756,379

NET CASH USED FOR INVESTING ACTIVITIES	(165,370)	(148,729)

FINANCING ACTIVITIES
Proceeds from borrowings	130,240	754
Repayment of debt	(130,000)	(80,000)
Distributions paid	(484)	(3,949)
Proceeds from exercises of stock options	5,518	5,647
Other financing activities	7	(515)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	5,281	(78,063)

CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	52,768	(98,946)
Beginning balance	97,291	175,385

Ending balance	$150,059	$76,439

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$9,825	$11,319

Income taxes	$36,396	$54,980

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments consisting of normal recurring adjustments (as well as certain non-recurring items as more fully described in Notes 6 and 7) necessary to present fairly the financial position, results of operations, and cash flows of the Company for the applicable interim periods. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

        Prior year revenue amounts have been reclassified to comply with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." As reclassified from selling, general and administrative expenses, shipping and handling revenues of $17.0 million for the thirteen weeks ended April 28, 2001 are included in revenues and the related costs of $12.3 million are included in cost of goods sold. As reclassified from selling, general and administrative expenses, shipping and handling revenues of $57.6 million for the thirty-nine weeks ended April 28, 2001 are included in revenues and the related costs of $45.5 million are included in cost of goods sold. Such reclassifications had no impact on previously reported operating earnings, net earnings, shareholders' equity or cash flows.

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," during the first quarter of fiscal year 2001. Upon further interpretation of the provisions of SFAS No. 133, the Company has reclassified the transition adjustment (previously presented as a cumulative effect of an accounting change) to cost of sales during the first quarter of fiscal year 2001.

2. Earnings per Share

        The weighted average shares used in computing basic and diluted earnings per share (EPS) are presented in the table below. No adjustments were made to net earnings for the computations of basic and diluted EPS during the periods presented.

        Options to purchase 922,600 shares of common stock for the thirteen weeks ended April 27, 2002 and options to purchase 1,239,783 shares of common stock for the thirty-nine weeks ended April 27, 2002 were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common shares. Options to purchase 944,500 shares of common stock for the thirteen weeks ended April 28, 2001 and options to purchase 944,500 shares of common stock for the thirty-nine weeks ended April 28, 2001 were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common shares.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands of shares)	April 27, 2002	April 28, 2001	April 27, 2002	April 28, 2001
Shares for computation of basic EPS	47,524	47,251	47,407	47,077
Effect of dilutive stock options and nonvested stock under common stock incentive plans	487	457	375	497

Shares for computation of diluted EPS	48,011	47,708	47,782	47,574

3. Undivided Interests in NMG Credit Card Master Trust

        The Company utilizes a credit card securitization program as part of its overall funding strategy. Under the securitization program, the Company transfers substantially all of its proprietary credit card receivables to a wholly-owned subsidiary, Neiman Marcus Funding Corp., who in turn sells such receivables to the NMG Credit Card Master Trust (Trust). Under generally accepted accounting principles, if the structure of the securitization meets certain requirements, these transactions are accounted for as sales of receivables. The Company's transfers and sales transactions qualify for sale treatment.

        Certificates representing undivided interests in the credit card receivables sold to the Trust are held by both outside investors and the Company. The certificates held by the Company are classified on the balance sheet as Undivided Interests in NMG Credit Card Master Trust. These certificates represent securities that the Company intends to hold to maturity. Due to the short-term revolving nature of the credit card portfolio, the carrying value of the Company's undivided interests in the NMG Credit Card Master Trust approximates fair value.

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

        As of April 27, 2002, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $27.1 million. The contracts have varying maturity dates through February 2003. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with the anticipated payment terms for the merchandise inventories. These contracts have been designated and accounted for as cash flow hedges. The Company recorded a charge of approximately $0.3 million resulting from hedge ineffectiveness during the first quarter of fiscal year 2002.

        At April 27, 2002, the Company had an unrealized gain related to their outstanding foreign currency exchange contracts of approximately $0.1 million, which is recorded in other current assets. This amount, net of income taxes, is reflected in accumulated other comprehensive income (loss), in the accompanying condensed consolidated balance sheets.

5. Revolving Credit Facility

        The Company has an unsecured revolving credit facility with a group of banks pursuant to which the Company may borrow up to $450 million. The rate of interest payable varies according to one of four pricing options selected by the Company. The facility, which expires in October 2002, may be terminated by the Company at any time on three business days' notice. The revolving credit facility contains covenants that require the Company to maintain certain leverage and fixed charge ratios. The Company currently pays a facility fee on the total commitment amount at a rate based on the Company's quarterly fixed charge coverage ratio. The Company expects to replace the existing facility on or before the expiration date. There were no borrowings outstanding under this facility at April 27, 2002.

6. Effect of Change in Vacation Policy

        During the third quarter of fiscal year 2002, the Company terminated its prior vacation plan and the Board of Directors of the Company approved a new policy related to vacation pay for its employees. The new policy was communicated to employees during the third quarter of fiscal 2002. Pursuant to the new policy, which was effective as of April 28, 2002, eligible employees earn vacation pay ratably over the course of the year in which the services are rendered.

        Pursuant to the previous plan, eligible employees received an annual vacation grant at the beginning of each service year. Such grants were made in anticipation of future service; however, eligible employees were allowed to take vacation time to the extent of the vacation grant as of the grant date. Further, in the event of termination, an employee was entitled to receive cash compensation to the extent of the untaken balance of the annual grant. As a result, the Company recorded vacation expense ratably over the twelve months prior to each annual grant such that the liability for the annual grant was fully recorded as of the grant date.

        With the termination of the prior vacation plan, the previously recorded vacation liability of $16.6 million, which amount represented the vacation time that would have been granted to employees on April 28, 2002 pursuant to the previous plan, was eliminated and credited to operating earnings in the third quarter of fiscal 2002. The new policy will not have a material impact on the amount of vacation expense recorded by the Company on a go-forward basis.

7. Non-recurring Charges

        In the second quarter of fiscal year 2002, the Company incurred non-recurring expenses of approximately $2.0 million in connection with cost reduction strategies. These non-recurring expenses consisted primarily of severance costs and lease termination expenses incurred in connection with the closing of the Neiman Marcus Galleries store in Seattle, Washington.

        In the third quarter of fiscal year 2002, the Company recorded an $8.2 million pretax non-recurring charge. The charge related to 1) the write-off of the net carrying value of the Company's investment in a third-party internet retailer, 2) the write-down of the carrying values of the fixed assets of two Neiman Marcus Galleries stores to estimated fair value and 3) the accrual of the estimated loss associated with the abandonment of excess warehouse space held by the Company pursuant to a long-term operating lease.

8. Operating Segments

        The Company has identified two reportable segments: Specialty Retail Stores and Direct Marketing. The Specialty Retail Stores segment includes all Neiman Marcus and Bergdorf Goodman retail stores. Direct Marketing includes the operations of Neiman Marcus Direct, which publishes NM by Mail, the Horchow catalog, Chef's Catalog and the Neiman Marcus Christmas catalog. Other includes the on-line operations of NeimanMarcus.com, the operations of Kate Spade LLC and Gurwitch Bristow Products LLC, and corporate expenses.

        The following table sets forth operating results for the Company's reportable segments:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	April 27, 2002	April 28, 2001	April 27, 2002	April 28, 2001
Revenues(1):
Specialty Retail Stores	$573,360	$580,516	$1,880,021	$1,974,055
Direct Marketing	92,866	96,789	321,524	337,805
Other(2)	26,515	21,222	80,431	67,838

Total	$692,741	$698,527	$2,281,976	$2,379,698

Operating Earnings:
Specialty Retail Stores	$67,340	$63,831	$156,485	$215,094
Direct Marketing	11,528	6,743	20,557	20,845
Other(2)	(6,831)	(4,105)	(15,916)	(12,860)
Effect of change in vacation policy	16,576	—	16,576	—
Non-recurring charges	(8,163)	—	(10,163)	—

Total	$80,450	$66,469	$167,539	$223,079

(1)
Prior year revenue amounts have been reclassified to comply with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." As reclassified from selling, general and administrative expenses, shipping and handling revenues are included in revenues and the related costs are included in cost of goods sold. These reclassifications had no impact on previously reported operating earnings, net earnings, shareholders' equity or cash flows.

(2)
Other includes the on-line operations of NeimanMarcus.com, the operations of Kate Spade LLC and Gurwitch Bristow Products LLC, and corporate expenses.

9. Commitments and Contingencies

        The Company is involved in various suits and claims in the ordinary course of business. Management does not believe that the disposition of any such suits and claims will have a material adverse effect upon the consolidated results of operations, cash flows or the financial position of the Company.

10. Recent Accounting Pronouncements

        During June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, upon adoption, eliminates goodwill amortization and the amortization of other indefinite-lived intangible assets. However, goodwill and indefinite-lived intangibles will be subject to at least an annual assessment for impairment by applying a fair value-based test. The Company will adopt the provisions of SFAS No. 142 as of the beginning of fiscal year 2003. The Company has not yet determined the ultimate impact of the provisions of SFAS No. 142 on its consolidated financial statements. Amortization of goodwill and intangible assets was $1.2 million for the thirteen weeks ended April 27, 2002 and $4.1 million for the thirty-nine weeks ended April 27, 2002.

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

        Set forth in the following table is certain summary information with respect to the Company's operations for the thirteen weeks and thirty-nine weeks ended April 27, 2002 and April 28, 2001.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(dollars in millions)	April 27, 2002	April 28, 2001	April 27, 2002	April 28, 2001
Revenues(1):
Specialty Retail Stores	$573.3	$580.5	$1,880.1	$1,974.1
Direct Marketing	92.9	96.8	321.5	337.8
Other(2)	26.5	21.2	80.4	67.8

Total	$692.7	$698.5	$2,282.0	$2,379.7

Operating Earnings:
Specialty Retail Stores	$67.3	$63.8	$156.5	$215.1
Direct Marketing	11.6	6.8	20.5	20.8
Other(2)	(6.8)	(4.1)	(15.9)	(12.8)
Effect of change in vacation policy	16.6	—	16.6	—
Non-recurring charges	(8.2)	—	(10.2)	—

Total	$80.5	$66.5	$167.5	$223.1

(1)
Prior year revenue amounts have been reclassified to comply with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." As reclassified from selling, general and administrative expenses, shipping and handling revenues are included in revenues and the related costs are included in cost of goods sold. These reclassifications had no impact on previously reported operating earnings, net earnings, shareholders' equity or cash flows.

(2)
Other includes the on-line operations of NeimanMarcus.com, the operations of Kate Spade LLC and Gurwitch Bristow Products LLC, and corporate expenses.

THIRTEEN WEEKS ENDED APRIL 27, 2002 COMPARED TO THIRTEEN WEEKS ENDED APRIL 28, 2001

        Revenues.    Revenues for the third quarter of fiscal year 2002 of $692.7 million decreased $5.8 million, or 0.8 percent, from $698.5 million for the prior year period. This decrease was primarily attributable to a 1.9 percent decrease in comparable revenues offset, in part, by the revenues from one new Neiman Marcus store in Tampa, Florida and one new clearance store in Atlanta, Georgia, each of which was opened during the first quarter of fiscal year 2002. In addition, the Company opened a new clearance store in Grapevine, Texas on April 26, 2002.

        Comparable revenues for the third quarter of fiscal year 2002 decreased 2.6 percent for Specialty Retail Stores and 4.1 percent for Direct Marketing, offset, in part, by comparable revenue increases for NeimanMarcus.com and Gurwitch Bristow. The Company believes the decline in comparable revenue for Specialty Retail Stores in the third quarter of fiscal year 2002 was due, in part, to the elimination of certain promotional events conducted in the third quarter of fiscal year 2001 in order to lower inventory levels. As to Direct Marketing, the Company believes the decline in comparable revenues was primarily the result of the planned reduction in circulation schedules and the elimination of certain catalogs. The Company currently expects total comparable revenues to decline 2 percent to 4 percent in the fourth quarter of fiscal year 2002 compared to the prior year.

        Gross margin.    The Company's gross margin was 36.3 percent of revenues in the third quarter of fiscal year 2002 compared to 35.1 percent in the prior year period. As a percentage of revenues, the increase in gross margin was primarily due to a lower level of markdowns in the third quarter of fiscal year 2002 offset, in part, by an increase in buying and occupancy costs.

        In response to the declines in sales that the Company began to experience in the second quarter of fiscal year 2001 and the continued declines experienced in the first half of fiscal year 2002, the Company planned for and achieved lower average inventory balances in the third quarter of fiscal 2002 compared to the prior year. Due to the lower average inventory balances in the third quarter of fiscal 2002, the Company was able to eliminate certain markdowns taken in connection with promotional events that were held in the prior year to lower inventory levels in response to the lower-than-anticipated sales levels achieved in the third quarter of fiscal year 2001. Merchandise inventories were $635.3 million at April 27, 2002 compared to $696.2 million at April 28, 2001.

        A significant portion of the Company's buying and occupancy costs are fixed in nature. As a result, buying and occupancy costs increased as a percentage of revenues for the third quarter of fiscal year 2002 compared to the corresponding period in the prior year as a result of lower sales in the current year.

        Selling, general and administrative expenses (SG&A).    SG&A was $179.3 million in the third quarter of fiscal year 2002, or 25.9 percent of revenues, compared to $178.6 million, or 25.6 percent of revenues, in the prior year period.

        As a percentage of revenues, SG&A increased due to 1) an increased level of incentive compensation, 2) higher health care expenses, and 3) a higher ratio of SG&A to revenues for the Company's less mature stores.

        The above increases were offset, in part, by 1) a lower level of SG&A as a percentage of revenues for both the Company's mature stores and Direct Marketing due, in part, to various cost reduction strategies initiated by the Company in prior periods, and 2) lower expenses incurred in connection with the Company's $225 million revolving credit card securitization facility as a result of a decline in interest rates.

        Effect of change in vacation policy.    During the third quarter of fiscal year 2002, the Company terminated its prior vacation plan and the Board of Directors of the Company approved a new policy related to vacation pay for its employees. The new policy was communicated to employees during the third quarter of fiscal 2002. Pursuant to the new policy, which was effective as of April 28, 2002, eligible employees earn vacation pay ratably over the course of the year in which the services are rendered.

        Pursuant to the previous plan, eligible employees received an annual vacation grant at the beginning of each service year. Such grants were made in anticipation of future service; however, eligible employees were allowed to take vacation time to the extent of the vacation grant as of the grant date. Further, in the event of termination, an employee was entitled to receive cash compensation to the extent of the untaken balance of the annual grant. As a result, the Company recorded vacation expense ratably over the twelve months prior to each annual grant such that the liability for the annual grant was fully recorded as of the grant date.

        With the termination of the prior vacation plan, the previously recorded vacation liability of $16.6 million, which amount represented the vacation time that would have been granted to employees on April 28, 2002 pursuant to the previous plan, was eliminated and credited to operating earnings in the third quarter of fiscal 2002. The new policy will not have a material impact on the amount of vacation expense recorded by the Company on a go-forward basis.

        Non-recurring charges.    In the third quarter of fiscal year 2002, the Company recorded an $8.2 million pretax non-recurring charge. The charge related to 1) the write-off of the net carrying value of the Company's investment in a third-party internet retailer, 2) the write-down of the carrying values of the fixed assets of two Neiman Marcus Galleries stores to estimated fair value and 3) the accrual of the estimated loss associated with the abandonment of excess warehouse space held by the Company pursuant to a long-term operating lease.

        Interest expense.    Interest expense was $3.9 million for the third quarter of fiscal year 2002 compared to $3.5 million for the third quarter of fiscal year 2001. The net increase in interest expense was primarily due to reduced investment interest income and a decrease in capitalized interest charges associated with store development.

        Income taxes.    The Company's effective income tax rate was 38 percent for both the third quarters of fiscal year 2002 and fiscal year 2001.

THIRTY-NINE WEEKS ENDED APRIL 27, 2002 COMPARED TO THIRTY-NINE WEEKS ENDED APRIL 28, 2001

        Revenues.    Revenues for the thirty-nine weeks ended April 27, 2002 of $2.28 billion decreased $97.7 million, or 4.1 percent, from $2.38 billion for the prior year period. This decrease in revenues was primarily attributable to a 5.2 percent decrease in comparable revenues offset, in part, by the revenues from new stores.

        Comparable revenues for the thirty-nine weeks ended April 27, 2002 decreased 5.9 percent for Specialty Retail Stores and 4.8 percent for Direct Marketing. The Company believes the comparable revenue decreases were primarily due to general economic conditions and the softening in the retail industry that began in fiscal year 2001 and a decrease in consumer spending that occurred subsequent to the September 11, 2001 terrorist attacks in the United States.

        Gross margin.    Gross margin was 33.3 percent of revenues for the thirty-nine weeks ended April 27, 2002 compared to 35.0 percent for the prior year period. As a percentage of revenues, the decline in gross margin was primarily due to a higher level of markdowns and an increase in buying and occupancy costs.

        The Company incurred a higher level of markdowns in the first and second quarters of fiscal 2002 than in the corresponding periods in the prior year in connection with additional and more aggressive promotional events. These events were necessary to clear inventories in response to declines in retail sales. However, markdowns were lower in the third quarter of fiscal 2002 than the prior year period. In the third quarter of fiscal year 2002, the Company was able to eliminate certain markdowns taken in connection with promotional events that were held in the prior year to lower inventory levels in response to the lower-than-anticipated sales levels achieved in the third quarter of fiscal year 2001.

        A significant portion of the Company's buying and occupancy costs are fixed in nature. As a result, buying and occupancy costs increased as a percentage of revenues for the thirty-nine weeks ended April 27, 2002 compared to the corresponding period in the prior year as a result of lower sales in the current year.

        Selling, general and administrative expenses (SG&A).    SG&A was $597.8 million for the thirty-nine weeks ended April 27, 2002, or 26.2 percent of revenues, compared to $610.3 million, or 25.6 percent of revenues, in the prior year period.

        As a percentage of revenues, SG&A increased due to 1) higher health care and various tax expenses, 2) a higher ratio of SG&A to revenues for the Company's less mature stores, 3) an increased level of incentive compensation, and 4) higher preopening costs than in the prior year.

        The above increases were offset in part by 1) a lower level of SG&A as a percentage of revenues for the Company's mature stores due, in part, to various cost reduction strategies initiated by the Company, and 2) lower expenses incurred in connection with the Company's $225 million revolving credit card securitization facility as a result of a decline in interest rates.

        The Company incurred pre-opening costs of $4.0 million for the thirty-nine weeks ended April 27, 2002 in connection with the opening of a replacement store in Plano, Texas during August 2001, a new store in Tampa, Florida during September 2001, and new clearance centers in Atlanta, Georgia in October 2001 and Grapevine, Texas in April 2002. The Company incurred pre-opening costs of $2.2 million in the prior year period associated with the opening of a new store in Palm Beach, Florida.

        Effect of change in vacation policy.    During the third quarter of fiscal year 2002, the Company terminated its prior vacation plan and the Board of Directors of the Company approved a new policy related to vacation pay for its employees. The new policy was communicated to employees during the third quarter of fiscal 2002. Pursuant to the new policy, which was effective as of April 28, 2002, eligible employees earn vacation pay ratably over the course of the year in which the services are rendered.

        Pursuant to the previous plan, eligible employees received an annual vacation grant at the beginning of each service year. Such grants were made in anticipation of future service; however, eligible employees were allowed to take vacation time to the extent of the vacation grant as of the grant date. Further, in the event of termination, an employee was entitled to receive cash compensation to the extent of the untaken balance of the annual grant. As a result, the Company recorded vacation expense ratably over the twelve months prior to each annual grant such that the liability for the annual grant was fully recorded as of the grant date.

        With the termination of the prior vacation plan, the previously recorded vacation liability of $16.6 million, which amount represented the vacation time that would have been granted to employees on April 28, 2002 pursuant to the previous plan, was eliminated and credited to operating earnings in the third quarter of fiscal 2002. The new policy will not have a material impact on the amount of vacation expense recorded by the Company on a go-forward basis.

        Non-recurring charges.    In the second quarter of fiscal year 2002, the Company incurred non-recurring expenses of approximately $2.0 million in connection with cost reduction strategies. These non-recurring expenses consisted primarily of severance costs and lease termination expenses incurred in connection with the closing of the Neiman Marcus Galleries store in Seattle, Washington.

        In the third quarter of fiscal year 2002, the Company recorded an $8.2 million pretax non-recurring charge. The charge related to 1) the write-off of the net carrying value of the Company's investment in a third-party internet retailer, 2) the write-down of the carrying values of the fixed assets of two Neiman Marcus Galleries stores to estimated fair value and 3) the accrual of the estimated loss associated with the abandonment of excess warehouse space held by the Company pursuant to a long-term operating lease.

        Interest expense.    Interest expense was $12.2 million for the thirty-nine weeks ended April 27, 2002 compared to $11.9 million in the prior year period. The net increase in interest expense was primarily due to increased interest costs associated with borrowings on the Company's Revolving Credit Facility in the second quarter of fiscal 2002 and by lower investment interest income offset, in part, by an increase in capitalized interest charges associated with store development.

        Income taxes.    The Company's effective income tax rate was 38 percent for both the thirty-nine weeks ended April 27, 2002 and April 28, 2001.

QUARTERLY DATA AND SEASONALITY

        The specialty retail industry is seasonal in nature and a disproportionately higher level of the Company's revenues and earnings are generated in the fall and holiday selling seasons. The Company's working capital requirements and inventories increase substantially in its first quarter in anticipation of the holiday selling season.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash requirements consist principally of the funding of its merchandise purchases, debt service requirements, and capital expenditures for new store construction, store renovations and management information systems. The Company's working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

        For the thirty-nine weeks ended April 27, 2002, cash provided by operating activities was $212.9 million compared to $127.8 million for the prior year period. The increase in net cash provided by operating activities was primarily due to a $131.5 million decrease in the growth of inventories, offset, in part, by a $37.8 million decrease in net earnings (excluding non-recurring items).

        As of April 27, 2002, the Company had cash and cash equivalents of $150.1 million. There were no borrowings outstanding pursuant to the Company's $450 million unsecured revolving credit facility during the third quarter of fiscal 2002. The Company may terminate its outstanding revolving credit facility, which expires in October 2002, at any time with three business days' notice. The revolving credit facility contains covenants that require the Company to maintain certain leverage and fixed charge ratios. The Company expects to replace the existing facility on or before the expiration date.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        During June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, upon adoption, eliminates goodwill amortization and the amortization of other indefinite-lived intangible assets. However, goodwill and indefinite-lived intangibles will be subject to at least an annual assessment for impairment by applying a fair value-based test. The Company will adopt the provisions of SFAS No. 142 as of the beginning of fiscal year 2003. The Company has not yet determined the ultimate impact of the provisions of SFAS No. 142 on its consolidated financial statements. Amortization of goodwill and intangible assets was $1.2 million for the thirteen weeks ended April 27, 2002 and $4.1 million for the thirty-nine weeks ended April 27, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The market risk inherent in the Company's financial instruments represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivative financial instruments for trading purposes.

        The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities. The Company is exposed to interest rate risk through its securitization and borrowing activities, which are described in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended July 28, 2001.

        The Company uses derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources. The Company enters into foreign currency contracts denominated in the Euro and British pound.

        Based on the Company's market risk sensitive instruments (including variable rate debt and derivative financial instruments) outstanding at April 27, 2002, the Company has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations, or cash flows as of such date.

THE NEIMAN MARCUS GROUP, INC.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference as if fully restated herein. Note 9 contains forward-looking statements that are subject to the risks and uncertainties discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits.

            none

  (b)
  Reports on Form 8-K.

            No reports on Form 8-K were filed during the thirteen week period ended April 27, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

        THE NEIMAN MARCUS GROUP, INC.

Signature	Title	Date

/s/ T. DALE STAPLETON T. Dale Stapleton	Vice President and Controller (principal accounting officer)	June 10, 2002