Form 10-K
period 2002-08-03
NEIMAN MARCUS GROUP INC
filed 2002-10-03
CIK 819539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 3, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission file no. 1-9659

The Neiman Marcus Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4119509

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

One Marcus Square

1618 Main Street

Dallas, Texas	75201

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (214) 741-6911

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Class A Common Stock, $.01 par value	New York Stock Exchange

Class B Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒                      No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         As of September 25, 2002, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $1,389,072,321.

         As of September 25, 2002, the registrant had outstanding 28,034,916 shares of its Class A Common Stock and 19,941,833 shares of its Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III of this report incorporates information from the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Shareholders to be held on January 21, 2003, which will be filed on or about November 29, 2002.

THE NEIMAN MARCUS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 3, 2002

PART I

ITEM 1. BUSINESS

Business Overview

The Neiman Marcus Group, Inc. (the Company) is a high-end specialty retailer operating principally through specialty retail stores, consisting of 34 Neiman Marcus stores, two Bergdorf Goodman stores and twelve clearance centers and through direct marketing operations.

The Neiman Marcus stores are in premier retail locations in major markets nationwide and the Bergdorf Goodman stores are located in Manhattan at 58th Street and Fifth Avenue. Both Neiman Marcus and Bergdorf Goodman stores offer high-end fashion apparel and accessories, primarily from leading designers.

Neiman Marcus Direct, the Company’s direct marketing operation, offers a mix of apparel and home furnishings which is complementary to the Neiman Marcus stores’ merchandise through catalogues under the Neiman Marcus brand name. Neiman Marcus Direct also publishes the world-famous Neiman Marcus Christmas Book; the Horchow catalogue, offering quality home furnishings, linens, decorative accessories and tabletop items; and the Chef’s catalogue, offering gourmet cookware and high-end kitchenware. In addition, Neiman Marcus Direct operates the NeimanMarcus.com, Horchow.com and ChefsCatalog.com websites.

For more information about the Company’s business segments, see Note 14 to the Consolidated Financial Statements in Item 14 below.

The Neiman Marcus Group, Inc. is a Delaware corporation which commenced operations in August 1987. Prior to October 22, 1999, Harcourt General, Inc. (Harcourt General), a Delaware corporation based in Chestnut Hill, Massachusetts, owned approximately 54 percent of the outstanding common stock of the Company. On October 22, 1999, Harcourt General distributed to its shareholders approximately 21.4 million of the 26.4 million shares of the Company’s common stock held by Harcourt General and subsequently divested itself entirely of any holdings in the Company’s stock.

Copies of this Annual Report on Form 10-K may be obtained at the Company’s website, www.neimanmarcusgroup.com.

Description of Operations

Specialty Retail Stores. Neiman Marcus stores offer women’s and men’s apparel, fashion accessories, shoes, cosmetics, furs, precious and fashion jewelry, decorative home accessories, fine china, crystal and silver, epicurean gifts, children’s apparel and gift items.

As of October 2, 2002, the Company operated 34 Neiman Marcus stores, located in Arizona (Scottsdale); California (five stores: Beverly Hills, Newport Beach, Palo Alto, San Diego and San Francisco); Colorado (Denver); the District of Columbia; Florida (five stores: Coral Gables, Fort Lauderdale, Palm Beach, Tampa and Bal Harbour); Georgia (Atlanta); Hawaii (Honolulu); Illinois (three stores: Chicago, Northbrook and Oak Brook); Missouri (St. Louis); Massachusetts (Boston); Minnesota (Minneapolis); Michigan (Troy); Nevada (Las Vegas); New Jersey (two stores: Short Hills and Paramus); New York (Westchester); Pennsylvania (King of Prussia); Texas (six stores: two in Dallas, one in Plano, one in Fort Worth and two in Houston); and Virginia (McLean). The average size of these 34 stores is approximately 137,000 gross square feet and they range in size from 53,000 gross square feet to 224,000 gross square feet.

The Company will open a new Neiman Marcus store in Orlando, Florida in October 2002 and plans to open new Neiman Marcus stores in San Antonio, Texas in the third quarter of fiscal year 2005 and Atlanta, Georgia in the third quarter of fiscal year 2006.

The Company also has stores operating under the name The Galleries of Neiman Marcus in Cleveland, Ohio and Phoenix, Arizona. The Galleries of Neiman Marcus feature precious and fashion jewelry, gifts and decorative home accessories to extend the Neiman Marcus brand into markets that may not be large enough to support full-line stores. In March 2002, the Company closed its Galleries of Neiman Marcus store in Seattle, Washington. The Company continues to evaluate the concept based on the remaining Galleries of Neiman Marcus stores.

The Company operates two Bergdorf Goodman stores in Manhattan at 58th Street and Fifth Avenue. The main Bergdorf Goodman store consists of 250,000 gross square feet and features high-end women’s apparel and unique fashion accessories from leading designers, traditional and contemporary decorative home accessories, precious and fashion jewelry, gifts and gourmet foods. The Bergdorf Goodman Men’s store consists of 66,000 gross square feet and is dedicated to fine men’s apparel and accessories.

The Company operates twelve clearance centers which average approximately 25,000 gross square feet. These stores provide an efficient and controlled outlet for the sale of end-of-season clearance merchandise from Neiman Marcus and Bergdorf Goodman stores and Neiman Marcus Direct. Additionally, the Company purchases off-price merchandise directly from existing vendors to supplement the assortments of the clearance stores.

Direct Marketing. Neiman Marcus Direct, the Company’s upscale direct marketing operation, primarily offers women’s apparel, accessories and home furnishings under the Neiman Marcus name. It also publishes the world-famous Neiman Marcus Christmas Book. Neiman Marcus Direct’s Horchow division offers quality home furnishings, linens, decorative accessories and tabletop items. In January 1998, the Company acquired Chef’s Catalog, a leading direct marketer of gourmet cookware and high-end kitchenware and integrated its operations, including its online business, into those of Neiman Marcus Direct.

In 1999, the Company launched Neiman Marcus Online as an extension of its direct marketing division. Neiman Marcus Direct currently operates the NeimanMarcus.com, Horchow.com and ChefsCatalog.com websites, offering luxury goods, high quality cookware and home furnishings to the online consumer. Through its various divisions, Neiman Marcus Direct provides the Company with a multi-brand, multi-channel focus.

Brand Development Companies. In November 1998, the Company acquired a 51 percent interest in Gurwitch Bristow Products, LLC, which distributes and markets the Laura Mercier cosmetic line, for $6.7 million. In February 1999, the Company acquired a 56 percent interest in Kate Spade LLC, a manufacturer and retailer of high-end designer handbags and accessories, for $33.6 million.

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

The Company competes for customers principally on the basis of quality and fashion, customer service, value, assortment and presentation of merchandise, marketing and customer loyalty programs and, in the case of Neiman Marcus and Bergdorf Goodman, store ambiance.

Vendor Relationships

The Company competes for quality merchandise and assortment principally based on relationships and purchasing power with designer resources. The Company’s apparel and fashion accessories businesses are especially dependent upon its relationships with these designer resources. The Company also secures certain merchandise, primarily precious jewelry, on a consignment basis in order to expand its product assortment. From time to time, the Company makes advances to certain of its vendors. These advances are typically deducted from amounts paid to vendors at the time merchandise is received or, in the case of advances made for consigned goods, at the time the goods are sold by the Company. As of August 3, 2002, the Company had net outstanding advances to vendors of approximately $35 million.

Employees

As of September 5, 2002, the Company had approximately 14,300 employees. Neiman Marcus stores had approximately 12,100 employees, Bergdorf Goodman stores had approximately 800 employees, Neiman Marcus Direct had approximately 1,300 employees and Neiman Marcus Group had approximately 60 employees. The Company’s staffing requirements fluctuate during the year as a result of the seasonality of the retail industry. None of the employees of Neiman Marcus stores or Neiman Marcus Direct are subject to collective bargaining agreements. Approximately 19 percent of the Bergdorf Goodman employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are good.

Quarterly Data and Seasonality

For information on quarterly data and seasonality, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below.

Regulation

The Company’s operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. In addition to the Company’s proprietary credit cards, credit to the Company’s customers is provided primarily through third parties such as American Express®, Visa®, MasterCard®, Diners Club®, Novus® and Carte Blanche®. Any change in the regulation of credit that would materially limit the availability of credit to the Company’s customer base could adversely affect the Company’s results of operations or financial condition.

The Company’s and its competitors’ practices are also subject to review in the ordinary course of business by the Federal Trade Commission and the Company’s and other retailers’ credit card practices which are subject to numerous federal and state laws. The Company believes that it is currently in material compliance with all applicable state and federal regulations.

Additionally, the Company is subject to certain customs, truth-in-advertising and other laws, including consumer protection regulations, that regulate retailers generally and/or govern the importation, promotion and sale of merchandise. The Company undertakes to monitor changes in these laws and believes that it is in material compliance with applicable laws with respect to such practices.

ITEM 2. PROPERTIES

The Company’s corporate headquarters are located at the Downtown Neiman Marcus store location in Dallas, Texas. The operating headquarters for Neiman Marcus, Bergdorf Goodman and Neiman Marcus Direct are located in Dallas, New York City and Irving, Texas, respectively. As of October 2, 2002, the aggregate gross square footage used in the Company’s operations was approximately as follows:

		Owned
		Subject to
	Owned	Ground Lease	Leased	Total

Specialty Retail Stores	348,000	2,239,000	2,733,000	5,320,000

Distribution, Support and Office Facilities	1,207,000	119,000	807,000	2,133,000

Leases for substantially all of the Company’s stores, including renewal options, range from 30 to 99 years. The lease on the Bergdorf Goodman Main Store expires in 2050 and the lease on the Bergdorf Goodman Men’s Store expires in 2010, with two 10-year renewal options. Leases are generally at fixed rentals and a majority of leases provide for additional rentals based on sales in excess of predetermined levels. The Company owns approximately 34 acres of land in Longview, Texas, where its National Service Center is located. The National Service Center occupies a 502,000 square foot facility and is the principal merchandise processing and distribution facility for Neiman Marcus stores. The Company also owns approximately 50 acres of land in Irving, Texas, where its 705,000 square foot Neiman Marcus Direct warehouse and distribution facility is located.

For further information on the Company’s properties, see “Operating Leases” in Note 12 of the Notes to the Consolidated Financial Statements in Item 14 below. For more information about the Company’s plans to open additional stores, see “Description of Operations” in Item 1 above.

ITEM 3. LEGAL PROCEEDINGS

The Company presently is engaged in various legal actions that are incidental to the ordinary conduct of its business. The Company believes that any liability arising as a result of these actions and proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended August 3, 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s Class A Common Stock and Class B Common Stock are currently traded on the New York Stock Exchange under the symbols NMG.A and NMG.B, respectively. As of September 5, 2002, there were 9,902 record holders of the Company’s Class A Common Stock and 3,596 record holders of the Company’s Class B Common Stock. Beginning with the third quarter of fiscal year 1995, the Company eliminated the quarterly cash dividend on its common stock. The Company currently does not intend to resume paying cash dividends on its common stock.

The following table indicates the quarterly stock price ranges for the past two fiscal years:

	NMG.A		NMG.B
Fiscal Year 2002
Quarter	High	Low	High	Low

First	$33.25	$23.76	$31.75	$22.85

Second	34.05	25.95	31.95	24.80

Third	38.95	32.50	36.87	30.80

Fourth	$39.55	$24.88	$37.33	$22.65

	NMG.A		NMG.B
Fiscal Year 2001
Quarter	High	Low	High	Low

First	$37.63	$29.69	$35.13	$26.75

Second	39.31	29.88	37.13	27.81

Third	40.18	29.21	37.10	26.80

Fourth	$40.10	$31.00	$36.50	$29.25

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is qualified in its entirety by the Consolidated Financial Statements of the Company (and the related Notes thereto) contained elsewhere in this Annual Report on Form 10-K and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The operating results and financial position data for each of the fiscal years ended August 3, 2002, July 28, 2001, July 29, 2000, July 31, 1999 and August 1, 1998, have been derived from the Company’s audited Consolidated Financial Statements. Additionally, fiscal year 2002 includes fifty-three weeks of operations while the other years presented consist of fifty-two weeks of operations.

	Years Ended

(in millions, except	August 3,	July 28,	July 29,	July 31,	August 1,
per share data)	2002	2001	2000	1999	1998

OPERATING RESULTS

Revenues	$2,948.3	$3,015.5	$2,926.4	$2,580.4	$2,337.7

Gross margin	951.0	994.6	1,008.1	831.6	769.2

Operating earnings	177.7 (1)	193.6 (2)	248.4	182.6	198.6

Earnings before income taxes and minority interest	162.2	178.4	223.0	157.6	176.7

Net earnings	$99.6	$107.5	$134.0	$94.9	$106.0

Earnings per share:

Basic	$2.10	$2.28	$2.77	$1.93	$2.13

Diluted	$2.08	$2.26	$2.75	$1.93	$2.12

	August 3,	July 28,	July 29,	July 31,	August 1,
	2002	2001	2000	1999	1998

FINANCIAL POSITION

Cash and equivalents	$178.6	$97.3	$175.4	$29.2	$56.6

Merchandise inventories	656.8	648.9	575.3	545.3	499.1

Total current assets	1,127.6	1,063.3	1,069.3	841.8	833.4

Property and equipment, net	653.2	586.6	539.7	513.4	479.3

Total assets	1,907.5	1,785.9	1,762.1	1,518.9	1,437.8

Current liabilities	518.5	497.6	492.3	396.2	388.3

Long-term liabilities	$327.2	$338.9	$435.1	$381.3	$392.8

(1)	For fiscal year 2002, operating earnings reflect 1) a $16.6 million gain from the change in vacation policy made by the Company in the third quarter and 2) $13.2 million of impairment and other charges, related primarily to the impairment of certain long-lived assets.

(2)	For fiscal year 2001, operating earnings reflect a $9.8 million impairment charge related to the Company’s investment in a third-party internet retailer.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS
Matters discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements, including statements regarding the Company’s objectives and expectations concerning, among other things, its:

•	productivity and profitability;

•	merchandising and marketing strategies;

•	inventory performance;

•	store renovation and expansion plans;

•	capital expenditures;

•	liquidity; and

•	development of its management information systems.

These forward-looking statements are made based on management’s expectations and beliefs concerning future events, as well as on assumptions made by and data currently available to management. Therefore, these forward- looking statements involve a number of risks and uncertainties and are not guarantees of future performance. A variety of factors could cause the Company’s actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements. Factors that could affect future performance include, but are not limited, to:

•	current political and economic conditions;

•	changes in political and economic conditions that may occur in the future;

•	continued terrorist activities in the United States, as well as the potential escalation in the international war on terrorism;

•	changes in consumer confidence resulting in a reduction of discretionary spending on goods that are, or are perceived to be, “luxuries”;

•	changes in demographic or retail environments;

•	changes in consumer preferences or fashion trends;

•	competitive responses to the Company’s marketing, merchandising and promotional efforts and/or inventory liquidations by vendors or other retailers;

•	seasonality of the retail business;

•	adverse weather conditions, particularly during peak selling seasons;

•	delays in anticipated store openings;

•	natural disasters;

•	significant increases in paper, printing and postage costs;

•	litigation that may have an adverse effect on the financial results or reputation of the Company;

•	changes in the Company’s relationships with designers, vendors and other sources of merchandise;

•	the financial viability of the Company’s designers, vendors and other sources of merchandise;

•	changes in foreign currency exchange rates;

•	changes in the Company’s relationships with certain of its key sales associates;

•	changes in key personnel who have been hired or retained by the Company;

•	changes in the Company’s proprietary credit card arrangement that adversely impact its ability to provide consumer credit; or

•	changes in government or regulatory requirements increasing the Company’s cost of operations.

The Company undertakes no obligation to update or revise (publicly or otherwise) any forward-looking statements to reflect subsequent events, new information or future circumstances.

CRITICAL ACCOUNTING POLICIES
The Company’s accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements. As disclosed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by the Company are subject to change if different assumptions as to the outcome of future events were made. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management of the Company believes the following critical accounting policies, among others, encompass the more significant judgments and estimates used in preparation of its Consolidated Financial Statements.

Revenue recognition. Revenues from the Company’s retail operations are recognized at the later of the point of sale or the delivery of goods to the customer. Revenues from the Company’s direct marketing operations are recognized when the merchandise is delivered to the customer. Both retail and direct marketing revenues are reduced by a provision for anticipated returns primarily based on the Company’s historical trends related to returns by its customers.

Cost of sales and merchandise inventories. The Company utilizes the retail inventory method of accounting for substantially all of its merchandise inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality.

Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale.

The areas requiring significant management judgment related to the valuation of the Company’s inventories include 1) setting the original retail value for the merchandise held for sale, 2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and 3) estimating the shrinkage that has occurred between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include 1) setting original retail values for merchandise held for sale incorrectly, 2) failure to identify a decline in the perceived value of inventories and to process the appropriate retail value markdowns and 3) overly optimistic or conservative shrinkage estimates. The Company believes it has the appropriate merchandise valuation and pricing controls in place to minimize the risk that its inventory values would be materially misstated.

Income and expenses related to securitization. Pursuant to applicable accounting principles, the Company’s current credit card securitization program qualifies for sale treatment related to those receivables transferred to third-party investors (Sold Interests). As a result, the Company recognizes a gain or loss equal to the difference between the consideration received for the Sold Interests and the allocated cost basis of the receivables sold. The portion of the credit card receivables that continue to be held by the Company (Retained Interests) are shown as “Undivided interests in NMG Credit Card Trust” on the Company’s consolidated balance sheet.

Assumptions related to the future performance of the Company’s credit card portfolio have a significant impact on the calculation of the gain or loss on the sale of the Sold Interests, the carrying values of Retained Interests and the recognition of income on the Retained Interests. Determining the fair value of the Sold and Retained Interests requires estimates related to: 1) the gross future finance charge collections to be generated by the total portfolio; 2) future finance charge collections allocable to the Sold Interests; 3) future credit losses and 4) discount rates. Items that were considered in making judgments and preparing estimates and factors that might lead to future variations in consolidated financial results in the event of differences between actual and estimated results are as follows:

•	Finance charge income is billed at a contractual rate monthly and warrants little judgment or estimation. The expected credit card customer payment rate is based on historical payment rates adjusted for recent payment rate trends. To the extent credit card customers pay off their balances sooner than estimated, the income earned by the Company is reduced. Conversely, should the credit card customers pay off balances over a longer period of time, the income earned by the Company may increase.

•	The finance charge collections are estimated using the current portfolio yield experience and estimated short-term interest rates over the estimated life of the receivables. To the extent current portfolio yield experience decreases and short-term interest rates increase beyond the estimates, the finance charge collections may be reduced.

•	Credit losses expected from the portfolio are based on historical write-off rates, adjusted for recent write-off trends and increased or decreased to reflect management’s outlook of future trends. To the extent there are positive or negative factors affecting the credit card customers’ ability or intent to pay off the outstanding balance (e.g., level of discretionary income, level of consumer debt, bankruptcy legislation), the actual bad debts to be realized could exceed or be less than the amounts estimated. Credit losses in excess of those embedded in the estimates reduce the income earned by the Company. Conversely, credit losses less than those embedded increase the income earned by the Company.

•	The assumed cash flow discount rates are based on prevailing market interest rates and management’s estimate of an appropriate risk premium for each respective Retained Interest. The actual discount rates used are subject to interest rate fluctuations.

The most sensitive assumptions in calculating the fair values are the credit card customers’ payment rate, the estimate for credit losses, relative interest spreads and the assumed cash flow discount rates.

Impairment of long-lived assets. In evaluating the fair value and future benefits of its long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the estimated undiscounted future cash flows, the Company reduces the carrying value to its fair value, which is generally calculated using discounted future cash flows. Various factors, including future sales growth and profit margins, are included in this analysis. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the Company’s current estimates.

Advertising and catalogue costs. The Company’s direct response advertising relates primarily to the production, printing and distribution of catalogues. These costs are amortized during the periods the expected revenues from such catalogues are expected to be generated, generally three to six months. All other advertising costs, including costs incurred by the Company’s online operations related to website design and advertising, are expensed in the period incurred.

Loyalty program. The Company maintains customer loyalty programs in which customers receive points annually for qualifying purchases. Upon reaching certain levels, customers may redeem their points for gifts. Generally, points earned in a given year must be redeemed no later than ninety days subsequent to the end of the annual program period. The Company accrues the estimated costs of the anticipated redemptions of the points earned by its customers at the time of the initial customer purchase and charges such costs to selling, general and administrative expense. The estimates of the costs associated with the loyalty programs require the Company to make assumptions related to customer purchasing levels, redemption rates and costs of awards to be chosen by its customers.

Income taxes. The Company does business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process involves adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities are reflected on the Company’s balance sheet for temporary differences that will reverse in subsequent years. If different judgments had been made, the Company’s tax expense, assets and liabilities could have been different.

Other estimates. Management uses estimates in the determination of the required accruals for general liability, workers’ compensation and health insurance as well as short-term disability, pension and postretirement health care benefits. These estimates are based upon examination of historical trends, industry claims experience and, in certain cases, calculations performed by third-party experts. Projected claims information may change in the future and may require management to revise these accruals.

The Company is periodically involved in various legal actions arising in the normal course of business. Management is required to assess the probability of any adverse judgments as well as the potential range of any losses. Management determines the required accruals after a careful review of the facts of each legal action. The Company’s accruals may change in the future due to new developments in these matters.

OVERVIEW

The Company, together with its operating divisions and subsidiaries, is a high-end specialty retailer. The Company’s operations include the Specialty Retail Stores segment and the Direct Marketing segment.

The Specialty Retail Stores segment consists primarily of Neiman Marcus and Bergdorf Goodman stores. Approximately 83 percent of the Company’s revenues were generated by its Specialty Retail Stores in fiscal year 2002. The Company opened new stores in Palm Beach, Florida in November 2000 and Tampa, Florida in September 2001 and opened a replacement store in Plano, Texas in August 2001. In September 2002, the Company opened a new store in Coral Gables, Florida and in October 2002, the Company expects to open a new store in Orlando, Florida. The Company currently plans to open two new Neiman Marcus stores, one in fiscal year 2005 and one in fiscal year 2006. In fiscal year 2002, average store revenues per gross square foot were $481, down from $511 for fiscal year 2001. The Company has consistently focused on renovating and modernizing its stores to improve productivity. The Company’s strategy is to improve average transaction amounts and comparable revenue growth with carefully edited assortments and marketing and customer loyalty programs that are designed to increase its customers’ awareness of merchandise offerings in its stores.

The Direct Marketing segment conducts both print catalogue and online operations under the Neiman Marcus, Horchow and Chef’s Catalogue brand names.

In November 1998, the Company acquired a 51 percent interest in Gurwitch Bristow Products, LLC, which distributes and markets the Laura Mercier cosmetic line, for $6.7 million. In February 1999, the Company acquired a 56 percent interest in Kate Spade LLC, a manufacturer and retailer of high-end designer handbags and accessories, for $33.6 million.

The Company’s fiscal year ends on the Saturday closest to July 31. All references to fiscal year 2002 relate to the fifty-three weeks ended August 3, 2002; all references to fiscal year 2001 relate to the fifty-two weeks ended July 28, 2001 and all references to fiscal year 2000 relate to the fifty-two weeks ended July 29, 2000.

The following table sets forth certain items expressed as percentages of net sales for the periods indicated.

	Years Ended

	August 3,	July 28,	July 29,
	2002	2001	2000

Revenues	100.0%	100.0%	100.0%

Cost of goods sold including buying and occupancy costs	67.7	67.0	65.5

Selling, general and administrative expenses	26.3	26.2	26.0

Effect of change in vacation policy	(0.5)	—	—

Impairment and other charges	0.5	0.4	—

Operating earnings	6.0	6.4	8.5

Interest expense	0.5	0.5	0.9

Earnings before income taxes and minority interest	5.5	5.9	7.6

Income taxes	2.1	2.2	2.9

Earnings before minority interest	3.4	3.7	4.7

Minority interest in net earnings of subsidiaries	—	(0.1)	(0.1)

Net earnings	3.4%	3.6%	4.6%

Set forth in the following table is certain summary information with respect to the Company’s operations for the most recent three fiscal years.

OPERATING RESULTS

	Years Ended

	August 3,	July 28,	July 29,
(dollars in millions)	2002	2001	2000

REVENUES

Specialty Retail Stores	$2,433.2	$2,504.8	$2,458.1

Direct Marketing (1)	444.0	437.9	405.5

Other (2)	71.1	72.8	62.8

Total	$2,948.3	$3,015.5	$2,926.4

SEGMENT OPERATING EARNINGS (3)

Specialty Retail Stores	$170.5	$201.0	$248.5

Direct Marketing (1)	22.8	11.1	1.7

Other (2)	(19.0)	(8.7)	(1.8)

Total	$174.3	$203.4	$248.4

OPERATING PROFIT MARGIN

Specialty Retail Stores	7.0%	8.0%	10.1%

Direct Marketing (1)	5.1%	2.5%	0.4%

Total	6.0%	6.4%	8.5%

(1)	Direct Marketing includes the operations of Neiman Marcus Direct and the Company’s online operations. During fiscal year 2002, the Company reclassified its Neiman Marcus Online operations to the Direct Marketing segment from Other. Prior year amounts have been reclassified to conform to the current year presentation.

(notes continued on following page)

(2)	Other includes the operations of Kate Spade LLC, Gurwitch Bristow Products, LLC and corporate expenses.

(3)	Segment operating earnings for fiscal year 2002 exclude 1) a gain of $16.6 million from the change in vacation policy made by the Company in the third quarter and 2) $13.2 million of impairment and other charges, related primarily to the impairment of certain long-lived assets. Segment operating earnings for fiscal year 2001 exclude a $9.8 million impairment charge related to the Company’s investment in a third-party internet retailer.

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

Revenues. Revenues for fiscal year 2002 of $2.95 billion decreased $67.2 million, or 2.2 percent, from $3.02 billion in the prior year. Total revenues for fiscal year 2002 included sales of approximately $36.6 million for the fifty-third week of fiscal 2002.

The decrease in revenues in fiscal year 2002 was primarily attributable to a 4.6 percent decrease in comparable revenues for the fifty-two weeks ended July 27, 2002 compared to the fifty-two weeks ended July 28, 2001. The comparable sales decrease was offset, in part, by the revenues from one new Neiman Marcus store in Tampa, Florida and one new clearance store in Atlanta, Georgia, each of which was opened during the first quarter of fiscal year 2002. In addition, the Company opened a new clearance store in Grapevine, Texas in April 2002.

Comparable revenues for the fifty-two weeks ended July 27, 2002 compared to the fifty-two weeks ended July 28, 2001 decreased 5.3 percent for Specialty Retail Stores, offset, in part by an increase of 0.2 percent for Direct Marketing. The Company believes the decline in comparable revenues for Specialty Retail Stores for the fifty-two weeks ended July 27, 2002 compared to the fifty-two weeks ended July 28, 2001 was due, in part, to 1) the elimination of certain promotional events conducted in fiscal year 2001 in order to lower inventory levels, 2) general economic conditions, 3) the softening in the retail industry that began in fiscal year 2001 and 4) a decrease in retail spending after the events of September 11, 2001. The net increase in comparable revenues for Direct Marketing reflects an increase in revenues from the Company’s online operations offset, in part, by a decline in revenues from the Direct Marketing catalogue operations. As to the Direct Marketing catalogue operations, the Company believes the decrease in its comparable revenues for the fifty-two weeks ended July 27, 2002 compared to the fifty-two weeks ended July 28, 2001 was impacted by 1) the planned reduction in circulation schedules, 2) the elimination of certain catalogues, 3) general economic conditions and 4) a decrease in retail spending after the events of September 11, 2001. Comparable revenues for the Brand Development companies declined in fiscal year 2002 with a decrease for Kate Spade LLC being offset, in part, by an increase for Gurwitch Bristow Products, LLC.

Gross margin. Gross margin was 32.3 percent of revenues for fiscal year 2002 compared to 33.0 percent for fiscal year 2001. The decline in gross margin was primarily due to increases, as a percentage of revenues, in buying and occupancy costs and markdowns offset, in part, by favorable inventory count results in the fourth quarter of fiscal 2002.

A significant portion of the Company’s buying and occupancy costs are fixed in nature. As a result, buying and occupancy costs increased as a percentage of revenues for fiscal year 2002 compared to fiscal year 2001 as a result of the decline in revenues. Additionally, buying and occupancy costs as a percentage of revenues were higher for new stores than for mature stores.

Markdowns increased, as a percentage of revenues, by approximately 0.6 percent in fiscal year 2002 compared to fiscal year 2001. The Company incurred a higher level of markdowns in the first and second quarters of fiscal year 2002 than in the corresponding periods in the prior year in connection with additional and more aggressive promotional events. These fiscal year 2002 events were necessary to clear inventories in response to declines in retail sales. However, markdowns were lower in the third quarter and fourth quarter of fiscal year 2002 than in the same periods in fiscal year 2001. In the third and fourth quarters of fiscal year 2002, the Company was able to eliminate certain markdowns taken in connection with promotional events that were held in the prior year to lower inventory levels in response to the lower-than-anticipated sales levels achieved in the third and fourth quarters of fiscal year 2001.

Selling, general and administrative expenses.    Selling, general and administrative expenses (SG&A) were 26.3 percent of revenues in fiscal year 2002 compared to 26.2 percent of revenues in fiscal year 2001. The increase in SG&A as a percentage of revenues in the current year was primarily due to 1) higher health care and various tax expenses, 2) a higher ratio of SG&A to revenues for the Company’s less mature stores, 3) an increased level of incentive compensation and 4) higher preopening costs.

The increases in SG&A were partially offset by 1) a lower level of SG&A as a percentage of revenues for the Company’s more mature stores due, in part, to various cost reduction strategies initiated by the Company, 2) lower catalogue production and circulation costs due to the elimination of certain unprofitable catalogues by Direct Marketing and 3) higher income received in connection with the Company’s undivided interests in the NMG Credit Card Master Trust as a result of a decline in interest rates.

Segment operating earnings.    Operating earnings for the Specialty Retail Stores segment were $170.5 million in fiscal year 2002 compared to $201.0 million in fiscal year 2001. This decrease was primarily the result of lower sales and an increase in both buying and occupancy expenses and SG&A expenses as a percentage of revenues derived from the Company’s less mature stores in fiscal 2002. Operating earnings for Direct Marketing increased to $22.8 million in fiscal year 2002 from $11.1 million in fiscal year 2001 primarily as a result of an improvement in the operating performance of the Company’s online operations and the elimination of certain unprofitable catalogues. Operating losses reported as Other were $19.0 million compared to losses of $8.7 million in fiscal 2001. The increase in loss related to Other was primarily due to lower earnings for the Brand Development companies as a result of a decline in earnings at Kate Spade LLC and increased expenses for professional fees, medical expenses and incentive compensation.

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

With the termination of the prior vacation plan, the previously recorded vacation liability of $16.6 million, which amount represented the vacation time that would have been granted to employees on April 28, 2002 pursuant to the previous plan, was eliminated and credited to operating earnings in the third quarter of fiscal year 2002. The new policy will not have a material impact on the amount of vacation expense recorded by the Company on an annual basis in the future.

Impairment and other charges.    In the fourth quarter of fiscal year 2002, the Company recorded a $3.1 million pretax impairment charge. The charge related to the write-down of the net carrying values of the fixed assets of three Kate Spade LLC stores to estimated fair value.

In the third quarter of fiscal year 2002, the Company recorded an $8.2 million pretax impairment charge. The charge related to 1) the write-off of the remaining net carrying value of its cost method investment in WeddingChannel.com, Inc. in light of its continued operating losses, 2) the write-down of the carrying values of the fixed assets of two Neiman Marcus Galleries stores to estimated fair value and 3) the accrual of the estimated loss associated with the abandonment of excess warehouse space held by the Company pursuant to a long-term operating lease.

In the second quarter of fiscal year 2002, the Company incurred expenses of approximately $2.0 million in connection with certain cost reduction strategies. These expenses consisted primarily of severance costs and lease termination expenses incurred in connection with the closing of the Neiman Marcus Galleries store in Seattle, Washington.

Interest expense, net.    Interest expense was $15.4 million for fiscal year 2002 compared to $15.2 million for fiscal year 2001. The increase in net interest expense of $0.2 million was primarily due to increased interest costs associated with borrowings on the Company’s Revolving Credit Facility in the second quarter of fiscal year 2002 and by lower investment interest income offset, in part, by an increase in capitalized interest charges associated with store development.

Income taxes.    The Company’s effective income tax rate was 38 percent in both fiscal year 2002 and fiscal year 2001.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

Revenues. Revenues in fiscal year 2001 increased $89.2 million to $3.02 billion from $2.93 billion in fiscal year 2000. The 3.0 percent increase was primarily attributable to increased comparable revenues and revenue generated by one new store added during the fiscal year. Comparable revenues for fiscal year 2001 increased 1.2 percent for Specialty Retail Stores and 8.0 percent for Direct Marketing.

The Company began to experience a decline in its comparable revenues beginning in the second quarter of fiscal year 2001. Comparable revenues increased by 10.4 percent in the first quarter, increased by 1.7 percent in the second quarter, decreased by 1.4 percent in the third quarter and decreased by 1.5 percent in the fourth quarter. The Company believes the comparable revenue decreases were due primarily to economic conditions and a general softening in the retail industry.

Gross margin.    Gross margin was 33.0 percent of revenues for fiscal year 2001 compared to 34.4 percent of revenues for fiscal year 2000. As a percentage of revenues, the decline in gross margin was primarily due to higher inventory markdowns taken in the fourth quarter of fiscal year 2001 as a result of a general decline in retail sales.

Selling, general and administrative expenses.    As a percentage of revenues, SG&A increased to 26.2 percent for fiscal year 2001 from 26.0 percent for fiscal year 2000. The increase in SG&A as a percentage of revenues was primarily the result of higher marketing costs associated with the selling of markdown inventories, transition costs of approximately $3.0 million related to the corporate headquarters relocation from Chestnut Hill, Massachusetts to Dallas, Texas and the deleveraging of the fixed cost component of SG&A on lower sales in the third and fourth quarters of fiscal 2001. These increases were partially offset by lower incentive compensation in fiscal year 2001 and lower costs incurred in connection with the Company’s online operations conducted by NeimanMarcus.com. NeimanMarcus.com was launched in October 1999.

Segment operating earnings.    Operating earnings were $193.6 million for fiscal year 2001 compared to $248.4 million for fiscal year 2000. Total operating earnings, excluding a $9.8 million impairment charge related to an investment in a third party internet retailer, were $203.4 million in fiscal year 2001.

Operating earnings for Specialty Retail Stores were $201.0 million in fiscal year 2001 compared to $248.5 million in fiscal year 2000. This decrease in operating earnings for Specialty Retail Stores was primarily due to higher inventory markdowns at both Neiman Marcus and Bergdorf Goodman stores in fiscal year 2001. Operating earnings for Direct Marketing were increased to $11.1 million in fiscal year 2001 from $1.7 million in fiscal year 2000 primarily as a result of an improvement in the operating performance of the Company’s online operations.

Impairment of investment in third-party internet retailer.    During the fourth quarter of fiscal year 2001, the Company recorded an impairment charge of $9.8 million, which represents the Company’s adjustment to state the carrying value of its cost method investment in WeddingChannel.com, Inc. at its estimated fair value. WeddingChannel.com, Inc. is a bridal registry service that supports the Company’s strategic initiative to expand its gift business. At July 28, 2001, the carrying value of the Company’s investment in WeddingChannel.com, Inc. was approximately $3.0 million.

Interest expense, net.    Net interest expense was $15.2 million for fiscal year 2001 compared to $25.4 million for fiscal year 2000. The decrease of $10.2 million was principally due to lower average borrowings and reduced interest rates. In the prior year, the Company had higher average borrowings which resulted primarily from borrowings incurred to repay the Company’s securitization upon maturities during the second half of fiscal year 2000.

Income taxes.    The Company’s effective income tax rate was 38 percent in both fiscal year 2001 and fiscal year 2000.

QUARTERLY DATA AND SEASONALITY

The specialty retail industry is seasonal in nature and a disproportionately higher level of the Company’s revenues and earnings are generated in the fall and holiday selling seasons. The Company’s working capital requirements and inventories increase substantially in the first quarter in anticipation of the holiday selling season.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements consist principally of funding inventory growth, capital expenditures for new store growth and renovations, upgrading its management information systems and debt service. As of August 3, 2002, the Company had cash and equivalents of $178.6 million. The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

Net cash provided by operating activities was $212.4 million for fiscal year 2002 and $131.9 million for fiscal year 2001. The net cash provided by operating activities in fiscal year 2002 increased from the prior year primarily due to a decline in the growth in the Company’s investment in inventories and increases in accounts payable and accrued liabilities.

Net cash used for investing activities was $137.1 million for fiscal year 2002 and $129.1 million for fiscal year 2001. The net cash used for investing activities increased in fiscal year 2002 principally as a result of increased capital expenditures.

The Company’s capital expenditures in fiscal year 2002 primarily included costs related to the construction of new stores and the renovation of existing stores. Capital expenditures were $149.2 million in fiscal year 2002, $120.0 million in fiscal year 2001 and $89.0 million in fiscal year 2000. During fiscal year 2002, the Company invested approximately $46.3 million to renovate its existing stores. In fiscal year 2002, major projects included store renovations in San Francisco, California; Las Vegas, Nevada; Newport Beach, California and the construction of new stores in Orlando, Florida and Coral Gables, Florida. The Company currently projects capital expenditures for fiscal year 2003 to be approximately $120 million to $130 million primarily for new stores, store renovations and upgrades to information systems.

Net cash provided by financing activities was $6.1 million in fiscal year 2002. Net cash used for financing activities was $80.9 million in fiscal year 2001. In fiscal year 2002, the Company borrowed and repaid $130 million on the Company’s revolving credit facility. During fiscal year 2001, the Company repaid $80 million of borrowings on the Company’s revolving credit facility borrowed in the prior year.

Effective August 26, 2002, the Company entered into a three-year unsecured revolving credit agreement (the Credit Agreement) with a group of eleven banks that provides for borrowings of up to $300 million. The rate of interest payable is based on one of two pricing options selected by the Company, the level of outstanding borrowings and rating of the Company’s senior unsecured long-term debt by Moody’s and Standard & Poor’s. The pricing options available to the Company are based on either LIBOR plus 0.525 percent to 1.625 percent or a base rate, based on either the Prime Rate or Federal Funds Rate, plus up to .625 percent. Changes in the ratings of the senior unsecured long-term debt do not represent an event of default, accelerate repayment of any outstanding borrowings or alter any other terms of the Credit Agreement. The Credit Agreement contains covenants which require the Company to maintain certain leverage and fixed charge ratios. The Credit Agreement replaces a previous $450 million unsecured credit facility. At August 3, 2002, the Company had no borrowings outstanding under its previous unsecured credit facility.

Pursuant to a revolving credit card securitization program that begins to expire in September 2005, the Company sold substantially all of the Company’s credit card receivables through a subsidiary to the NMG Credit Card Master Trust in exchange for certificates representing undivided interests in such receivables. The Class A Certificates, which have an aggregate principal value of $225 million, were sold to investors. The holders of the Class A Certificates are entitled to monthly interest distributions at the contractually-defined rate of one month LIBOR plus 0.27 percent annually. The distributions to the Class A Certificate holders are payable from the finance charge income generated by the credit card receivables held by the Trust.

In May 1998, the Company issued $250 million of unsecured senior notes and debentures to the public. The debt is comprised of $125 million of 6.65 percent senior notes, due 2008 and $125 million of 7.125 percent senior debentures, due 2028. Interest on the securities is payable semiannually. Based upon quoted prices, the fair value of the Company’s senior notes and debentures was $249.9 million as of August 3, 2002 and $220.6 million as of July 28, 2001.

The following tables summarize significant contractual obligations of the Company as of August 3, 2002:

	Amount of Commitment Expiration Period

					Fiscal Year
		Fiscal Year	Fiscal Years	Fiscal Years	2008 and
(in thousands)	Total	2003	2004 - 2005	2006 - 2007	Beyond

Contractual obligations

Senior notes	$125,000	$—	$—	$—	$125,000

Senior debentures	125,000	—	—	—	125,000

Operating leases	634,832	40,002	75,461	64,714	454,655

NMG Credit Card Master Trust Class A Certificates	225,000	—	150,000	75,000	—

	$1,109,832	$40,002	$225,461	$139,714	$704,655

	Amount of Commitment Expiration Period

					Fiscal Year
		Fiscal Year	Fiscal Years	Fiscal Years	2008 and
(in thousands)	Total	2003	2004 - 2005	2006 - 2007	Beyond

Other commercial commitments

Revolving credit facility:

Outstanding commitment at August 3, 2002	$450,000	$450,000	$—	$—	$—

Replacement facility executed August 26, 2002	300,000	—	—	300,000	—

Letters of credit	8,663	1,783	6,880	—	—

	$758,663	$451,783	$6,880	$300,000	$—

As of August 3, 2002, the Company may repurchase up to 1,924,600 shares of common stock pursuant to a prior authorization of the Board of Directors.

Management believes that operating cash flows, currently available vendor financing and amounts available pursuant to its $300 million revolving credit agreement and its credit card securitization program should be sufficient to fund the Company’s operations, debt service and currently anticipated capital expenditure requirements through the end of fiscal year 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS

During June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142, upon adoption, eliminates goodwill amortization and the amortization of other indefinite-lived intangible assets. However, goodwill and indefinite-lived intangibles will be subject to at least an annual assessment for impairment by applying a fair value-based test. The Company will adopt the provisions of SFAS No. 142 as of the beginning of fiscal year 2003. The Company is in the process of finalizing the valuations of its intangible assets established in connection with prior acquisitions. Based upon its review of the procedures and preliminary valuation results of its third party appraisal experts, the Company anticipates recording a pretax charge of approximately $25 to $30 million in the first quarter of fiscal year 2003 as a result of implementing the fair value model of the new accounting standard.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, resolves implementation issues related to Statement No. 121 and expands the reporting of discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the implementation of SFAS No. 144 to have a material impact on the Company’s consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivative financial instruments for trading purposes.

The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities. The Company is exposed to interest rate risk through its securitization and borrowing activities, which are described in Item 14 below.

Future borrowings under the Company’s Credit Agreement, to the extent of outstanding borrowings, would be affected by interest rate changes. As of August 3, 2002, the Company had no borrowings outstanding under this facility. The Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company’s consolidated financial condition.

The Company’s outstanding long-term debt as of August 3, 2002 is at fixed interest rates and would not be affected by interest rate changes. Based upon quoted prices, the fair value of the Company’s senior notes and debentures was $249.9 million as of August 3, 2002 and $220.6 million as of July 28, 2001.

Pursuant to a revolving credit card securitization program that begins to expire in September 2005, the Company sold substantially all of the Company’s credit card receivables through a subsidiary to the NMG Credit Card Master Trust (the Trust) in exchange for certificates representing undivided interests in such receivables. The Class A Certificates, which have an aggregate principal value of $225 million, were sold to investors. The holders of the Class A Certificates are entitled to monthly interest distributions from the Trust at the contractually-defined rate of one month LIBOR plus 0.27 percent annually. The distributions to the Class A Certificate holders are payable from the finance charge income generated by the credit card receivables held by the Trust. At August 3, 2002, the Company estimates a 100 basis point increase in LIBOR would result in an approximate annual decrease of $2.25 million in the income to the Company from its Retained Interests in the credit card portfolio held by the Trust.

The Company uses derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources. The Company enters into foreign currency contracts denominated in the euro and British pound. The Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $32.7 million as of August 3, 2002 and approximately $46.2 million as of July 28, 2001. The market risk inherent in these instruments was not material to the Company’s consolidated financial condition, results of operations, or cash flows in fiscal year 2002, fiscal year 2001 or fiscal year 2000.

Based on a review of the Company’s financial instruments outstanding at August 3, 2002 that are sensitive to market risks, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of the Company and supplementary data are included as pages F-1 through F-29 at the end of this Annual Report on Form 10-K:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The information set forth under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Executive Officers of the Registrant

Set forth below are the names, ages at October 2, 2002 and principal occupations for the last five years of each executive officer of the Company. All such persons have been elected to serve until the next annual election of officers or until their earlier resignation or removal.

Burton M. Tansky — 64
         President and Chief Executive Officer since May 2001. Mr. Tansky served as President and Chief Operating Officer of the Company from December 1998 until May 2001; he served as Executive Vice President of the Company from February 1998 until December 1998 and served as Chairman and Chief Executive Officer of Neiman Marcus Stores from May 1994 until February 1998. He also served as Chairman and Chief Executive Officer of Bergdorf Goodman from 1990 until 1994.

James E. Skinner — 49
         Senior Vice President and Chief Financial Officer since June 28, 2001. Prior to joining the Company, Mr. Skinner served as Senior Vice President and Chief Financial Officer of Caprock Communications Corp. from August 2000 through December 2000; and served as Executive Vice President, Chief Financial Officer and Treasurer for CompUSA Inc. from 1994 until 2000.

Nelson A. Bangs — 49
         Senior Vice President and General Counsel since April 17, 2001. Prior to joining the Company, Mr. Bangs engaged in a private consulting and law practice from January 1999 to April 2001; served as Senior Vice President and General Counsel of Pillowtex Corporation from April 1998 until January 1999; and served as Senior Vice President, General Counsel and Secretary of Dr Pepper/Seven Up, Inc. (and predecessors) prior thereto.

Marita O’Dea — 53
         Vice President, Human Resources since June 19, 2001. Also, Ms. O’Dea has served as Senior Vice President of Human Resources of Neiman Marcus Stores since 1995.

Gerald A. Sampson — 61
         President and Chief Operating Officer of Neiman Marcus Stores for the previous nine years.

Ronald L. Frasch — 53
         Chairman and Chief Executive Officer of Bergdorf Goodman since April 2000. Prior to joining the Company Mr. Frasch served as President of GFT, USA, a manufacturer of designer apparel, from July 1996 until December 1999; and served as President and Chief Executive Officer of Escada USA prior thereto.

Karen W. Katz — 45
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

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the heading “Executive and Director Compensation” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the headings “Certain Relationships and Transactions” and “Executive Compensation – Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following documents are filed as part of this report.

1.	Financial Statements

         The list of financial statements required by this item is set forth in Item 8.

2.	Index to Financial Statement Schedules

Page
Number

Independent Auditors’ Report	F-2

Schedule II — Valuation and Qualifying Accounts and Reserves	26

All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable.

3.	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended August 3, 2002.

4.	Exhibits

Exhibit
No.	Description

3.1(a)	Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2002.

3.1(b)	Certificates of Designation with respect to Series A Junior Participating Preferred Stock, Series B Junior Participating Preferred Stock and Series C Junior Participating Preferred Stock, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

3.2	Bylaws of the Company. (1)

4.1	Indenture, dated as of May 27, 1998, between the Company and The Bank of New York, as trustee (the “Indenture”), incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 1998.

4.2	Form of 6.65 percent Senior Note Due 2008, dated May 27, 1998, issued by the Company pursuant to the Indenture, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 1998.

4.3	Form of 7.125 percent Senior Note Due 2028, dated May 27, 1998, issued by the Company pursuant to the Indenture, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 1998.

4.4	Amended and Restated Rights Agreement, dated as of August 8, 2002, between the Company and Mellon Investor Services LLC, as Rights Agent. (1)

*10.1	The Neiman Marcus Group, Inc. 1987 Stock Incentive Plan. (1)

*10.2	The Neiman Marcus Group, Inc. 1997 Incentive Plan, as amended, incorporated herein by reference to the Company’s Definitive Schedule 14A dated November 23, 2001.

*10.3	Termination and Change of Control Agreement between the Company and Burton M. Tansky dated October 6, 1999, as supplemented by Letter Agreement dated November 11, 1999, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

*10.4	Termination and Change of Control Agreement between the Company and Gerald A. Sampson dated October 6, 1999, as supplemented by Letter Agreement dated November 17, 1999, incorporated herein by reference to the Company’s Quarterly Report or Form 10-Q for the quarter ended October 30, 1999.

*10.5	Supplemental Executive Retirement Plan. (1)

*10.6	Description of the Company’s Executive Life Insurance Plan. (1)

*10.7	Supplementary Executive Medical Plan. (1)

*10.8	Key Employee Deferred Compensation Plan. (1)

Exhibit
No.	Description

*10.9	Deferred Compensation Plan For Non-Employee Directors, as amended, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 1998.

*10.10	Termination and Change of Control Agreement between the Company and Ronald Frasch dated April 27, 2000, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

*10.11	Termination and Change of Control Agreement between the Company and Karen W. Katz dated May 22, 2000, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

10.12	Three-Year Credit Agreement dated as August 26, 2002 among the Company, the Lenders parties thereto, Bank of America, N.A., Bank One, NA and Fleet National Bank, as Syndication Agents, and JP Morgan Chase Bank, as Administrative Agent. (1)

10.13	Neiman Marcus Group Credit Card Master Trust Series 2000-1 Class A Purchase Agreement, dated July 12, 2000, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

10.14	Receivables Purchase Agreement dated as of July 2, 2000 between Bergdorf Goodman, Inc. and Neiman Marcus Funding Corporation, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

10.15	Receivables Purchase Agreement, dated as of March 1, 1995, and amended and restated as of July 2, 2000 between the Company and Neiman Marcus Funding Corporation, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

10.16	Pooling and Servicing Agreement, dated as of March 1, 1995, and amended and restated as of July 2, 2000 between Neiman Marcus Funding Corporation, the Company and The Bank of New York, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

10.17	Series 2000-1 Supplement, dated as of July 21, 2000, to the Pooling and Servicing Agreement, dated as of March 1, 1995, and amended and restated as of July 2, 2000 among Neiman Marcus Funding Corporation, the Company and The Bank of New York, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

10.18	Trustee Resignation and Agent Appointment Agreement dated as of July 2, 2000 by and among the Company, Neiman Marcus Funding Corporation, The Chase Manhattan Bank and The Bank of New York, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

Exhibit
No.	Description

10.19	Amended and Restated Agreement and Plan of Merger, dated as of July 1, 1999, among The Neiman Marcus Group, Inc., Harcourt General, Inc. and Spring Merger Corporation, incorporated herein by reference to the Company’s Definitive Schedule 14A dated August 10, 1999.

10.20	Amended and Restated Distribution Agreement, dated as of July 1, 1999, between Harcourt General, Inc. and The Neiman Marcus Group, Inc., incorporated herein by reference to the Company’s Definitive Schedule 14A dated August 10, 1999.

10.21	Agreement, dated as of September 1, 1999, among the Company and certain holders of the Company’s Class B Common Stock, incorporated herein by reference to the Company’s Annual Report on From 10-K for the fiscal year ended July 31, 1999.

10.22*	Termination and Change of Control Agreement between the Company and Nelson A. Bangs dated April 17, 2001, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2001.

10.23*	Termination and Change of Control Agreement between the Company and James E. Skinner dated June 28, 2001, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2001.

10.24*	Termination and Change of Control Agreement between the Company and Marita O’Dea Glodt dated October 31, 2001, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2001.

12.1	Computation of Ratio of Earnings to Fixed Charges (Unaudited). (1)

18.1	Letter regarding Change in Accounting Principle, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

21.1	Subsidiaries of the Company. (1)

23.1	Consent of Deloitte & Touche LLP. (1)

(1)	Filed herewith.

*	Management contract or compensatory plan or arrangement filed pursuant to Item 14(c) of Form 10-K.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
The Neiman Marcus Group, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of The Neiman Marcus Group, Inc. and subsidiaries as of August 3, 2002 and July 28, 2001, and the related consolidated statements of earnings, cash flows, and shareholders’ equity for each of the three years in the period ended August 3, 2002. Our audits also included the financial statement schedule of The Neiman Marcus Group, Inc. and subsidiaries, listed in the Index in Item 14. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Neiman Marcus Group, Inc. and subsidiaries as of August 3, 2002 and July 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended August 3, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

Dallas, Texas
September 10, 2002

THE NEIMAN MARCUS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	August 3,	July 28,
(in thousands, except shares)	2002	2001

ASSETS

CURRENT ASSETS

Cash and equivalents	$178,638	$97,291

Undivided interests in NMG Credit Card Master Trust	208,602	220,717

Accounts receivable, less allowance for doubtful accounts of $398 and $355	19,778	20,707

Merchandise inventories	656,844	648,867

Deferred income taxes	17,746	27,327

Other current assets	46,018	48,420

TOTAL CURRENT ASSETS	1,127,626	1,063,329

PROPERTY AND EQUIPMENT

Land, buildings and improvements	558,330	547,228

Fixtures and equipment	507,289	438,974

Construction in progress	177,721	122,402

	1,243,340	1,108,604

Less accumulated depreciation and amortization	590,174	521,986

PROPERTY AND EQUIPMENT, NET	653,166	586,618

OTHER ASSETS, NET	126,754	135,923

	$1,907,546	$1,785,870

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable and current maturities of long-term liabilities	$1,098	$858

Accounts payable	269,403	270,897

Accrued liabilities	247,957	225,805

TOTAL CURRENT LIABILITIES	518,458	497,560

LONG-TERM LIABILITIES

Notes and debentures	249,710	249,686

Other long-term liabilities	75,222	68,269

Deferred income taxes	2,251	20,975

TOTAL LONG-TERM LIABILITIES	327,183	338,930

MINORITY INTEREST	6,592	6,640

COMMITMENTS AND CONTINGENCIES

COMMON STOCKS

Class A Common Stock — $.01 par value; Authorized – 100 million shares; Issued and outstanding – 28,029,763 shares and 27,766,173 shares	280	278

Class B Common Stock — $.01 par value; Authorized – 100 million shares; Issued and outstanding – 19,941,835 shares and 19,941,835 shares	200	200

ADDITIONAL PAID-IN CAPITAL	443,788	432,726

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	906	(1,029)

RETAINED EARNINGS	610,139	510,565

TOTAL SHAREHOLDERS’ EQUITY	1,055,313	942,740

	$1,907,546	$1,785,870

See Notes to Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended

	August 3,	July 28,	July 29,
(in thousands, except per share data)	2002	2001	2000

Revenues	$2,948,332	$3,015,534	$2,926,364

Cost of goods sold including buying and occupancy costs	1,997,378	2,020,954	1,918,298

Selling, general and administrative expenses	776,647	791,189	759,712

Effect of change in vacation policy	(16,576)	—	—

Impairment and other charges	13,233	9,763	—

Operating earnings	177,650	193,628	248,354

Interest expense	15,406	15,188	25,375

Earnings before income taxes and minority interest	162,244	178,440	222,979

Income taxes	61,653	67,807	84,732

Earnings before minority interest	100,591	110,633	138,247

Minority interest in net earnings of subsidiaries	(1,017)	(3,149)	(4,236)

Net earnings	$99,574	$107,484	$134,011

Weighted average number of common and common equivalent shares outstanding:

Basic	47,444	47,120	48,460

Diluted	47,835	47,586	48,721

Earnings per share:

Basic	$2.10	$2.28	$2.77

Diluted	$2.08	$2.26	$2.75

See Notes to Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	August 3,	July 28,	July 29,
(in thousands)	2002	2001	2000

CASH FLOWS — OPERATING ACTIVITIES

Net earnings	$99,574	$107,484	$134,011

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	82,093	79,009	68,878

Deferred income taxes	(10,335)	(11,784)	(4,791)

Effect of change in vacation policy	(16,576)	—	—

Impairment and other charges	13,233	9,763	—

Minority interest	1,017	3,149	4,236

Other	13,987	(211)	4,457

Changes in current assets and liabilities:

Decrease (increase) in accounts receivable	929	(1,428)	(11,103)

Increase in merchandise inventories	(7,977)	(73,523)	(30,092)

Decrease (increase) in other current assets	2,402	13,251	(8,569)

Increase in accounts payable and accrued liabilities	34,047	6,177	98,035

NET CASH PROVIDED BY OPERATING ACTIVITIES	212,394	131,887	255,062

CASH FLOWS — INVESTING ACTIVITIES

Capital expenditures	(149,246)	(119,987)	(89,032)

Transactions related to undivided interests in NMG Credit Card Master Trust:

Purchases of held-to-maturity securities	(946,936)	(997,863)	(969,393)

Maturities of held-to-maturity securities	959,051	988,727	963,104

NET CASH USED FOR INVESTING ACTIVITIES	(137,131)	(129,123)	(95,321)

CASH FLOWS — FINANCING ACTIVITIES

Proceeds from borrowings	130,240	—	55,000

Repayment of debt	(130,000)	(80,000)	—

Repayment of credit card securitization	—	—	(246,000)

Proceeds from credit card securitization	—	—	225,000

Proceeds from exercises of stock options	7,532	6,125	1,181

Repurchase of common stock	—	—	(49,930)

Distributions paid by subsidiary	(1,690)	(7,320)	(2,435)

Other financing activities	2	337	3,637

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	6,084	(80,858)	(13,547)

CASH AND EQUIVALENTS

Increase (decrease) during the year	81,347	(78,094)	146,194

Beginning balance	97,291	175,385	29,191

Ending balance	$178,638	$97,291	$175,385

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash paid during the year for:

Interest	$18,434	$15,772	$24,777

Income taxes	$62,858	$76,462	$88,784

See Notes to Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional	Accumulated Other		Total
	Common Stocks		Paid-In	Comprehensive	Retained	Shareholders'
(in thousands)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

BALANCE – JULY 31, 1999	49,039	$490	$467,283	$—	$269,070	$736,843

Repurchase of common stock	(2,075)	(21)	(49,909)	—	—	(49,930)

Exercises of stock options	81	1	1,180	—	—	1,181

Other equity transactions	414	5	3,632	—	—	3,637

Comprehensive income:

Net earnings	—	—	—	—	134,011	134,011

BALANCE – JULY 29, 2000	47,459	475	422,186	—	403,081	825,742

Exercises of stock options	299	3	6,122	—	—	6,125

Other equity transactions	(50)	—	4,418	—	—	4,418

Comprehensive income:

Net earnings	—	—	—	—	107,484	107,484

Unrealized loss on derivative financial instruments, net of tax	—	—	—	(1,029)	—	(1,029)

Total comprehensive income						106,455

BALANCE – JULY 28, 2001	47,708	478	432,726	(1,029)	510,565	942,740

Exercises of stock options	339	3	7,529	—	—	7,532

Other equity transactions	(75)	(1)	3,533	(10)	—	3,522

Comprehensive income:

Net earnings	—	—	—	—	99,574	99,574

Unrealized loss on derivative financial instruments, net of tax	—	—	—	1,531	—	1,531

Other, net of tax	—	—	—	414	—	414

Total comprehensive income						101,519

BALANCE – AUGUST 3, 2002	47,972	$480	$443,788	$906	$610,139	$1,055,313

See Notes to Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

BASIS OF REPORTING
 The consolidated financial statements of The Neiman Marcus Group, Inc. and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles. The Company’s businesses consist of specialty retail stores, primarily Neiman Marcus Stores and Bergdorf Goodman, and Neiman Marcus Direct, the Company’s direct marketing operations. The consolidated financial statements include the accounts of all of the Company’s majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to July 31. All references to fiscal year 2002 relate to the fifty-three weeks ended August 3, 2002; all references to fiscal year 2001 relate to the fifty-two weeks ended July 28, 2001 and all references to fiscal year 2000 relate to the fifty-two weeks ended July 29, 2000.

USE OF ESTIMATES
 The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements.

Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by the Company are subject to change if different assumptions as to the outcome of future events were made. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.

CASH AND EQUIVALENTS
 Cash and equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase.

PROPRIETARY CREDIT CARD PROGRAM AND CREDIT RISK
 The Company extends credit to certain of its customers pursuant to its proprietary retail credit card program. Concentration of credit risk with respect to the credit card receivables is limited due to the large number of customers to whom the Company extends credit. Ongoing credit evaluations of customers’ financial conditions are performed and collateral is not required as a condition of extending credit.

UNDIVIDED INTERESTS IN NMG CREDIT CARD MASTER TRUST
 The Company utilizes a credit card securitization program as part of its overall funding strategy. Securitization allows the Company to benefit from a lower cost of borrowing than it would otherwise enjoy. Under the securitization program, the Company transfers substantially all of its proprietary credit card receivables to a wholly-owned subsidiary, Neiman Marcus Funding Corporation, which in turn sells such receivables to the NMG Credit Card Master Trust (the Trust). The Trust is a “qualifying” special purpose entity and therefore is not consolidated as part of the Company’s consolidated financial statements.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies (continued)

The Trust has issued $225 million of certificates (Class A Certificates) representing undivided interests in the credit card portfolio (Sold Interests) to third-party investors. In addition, the Company holds various certificates issued by the Trust representing its undivided interests in the credit card portfolio (Retained Interests) and rights to certain residual cash flows comprised of excess finance charge collections (IO Strip). Pursuant to applicable accounting principles, the Company’s current securitization program qualifies for sales treatment related to the Sold Interests. As a result, the Company recognizes a gain or loss equal to the difference between the consideration received for the Sold Interests and the allocated cost basis of the receivables sold.

The Retained Interests are shown as “Undivided interests in NMG Credit Card Trust” on the Company’s consolidated balance sheets. Recourse to the Company with respect to the sale of assets is limited to the Retained Interests held by the Company. The certificates representing the Retained Interests are securities that the Company intends to “hold to maturity” and are carried at amortized cost. The IO Strip is treated as an “available-for-sale” security and is carried at its estimated fair value. Changes in the fair value of the IO Strip are reflected as a component of other comprehensive income. Such amounts, net of tax, approximated a gain of $0.4 million as of August 3, 2002.

Income is recorded on the Retained Interests and the IO Strip on the basis of their estimated effective yield to maturity and is recorded as a reduction of selling, general and administrative expenses. The Retained Interest and the IO Strip are also evaluated for impairment and are deemed to have suffered an other-than-temporary impairment if their fair values have declined below amortized cost and the discounted value of the remaining future cash flows has decreased from the prior period, when holding the discount rate constant. If the assets are deemed impaired, they are written down to fair value, which establishes a new cost basis, with a corresponding charge to earnings.

Determining the fair value of the Sold and Retained Interests requires estimates related to: 1) the gross future finance charge collections to be generated by the total portfolio; 2) future finance charge collections allocable to the Sold Interests; 3) future credit losses and 4) discount rates. Items that were considered in making judgments and preparing estimates and factors that might lead to future variations in consolidated financial results in the event of differences between actual and estimated results are as follows:

•	Finance charge income is billed at a contractual rate monthly and warrants little judgment or estimation. The expected credit card customer payment rate is based on historical payment rates adjusted for recent payment rate trends. To the extent credit card customers pay off their balances sooner than estimated, the income earned by the Company is reduced. Conversely, should the credit card customers pay off balances over a longer period of time, the income earned by the Company may increase.

•	The finance charge collections are estimated using the current portfolio yield experience and estimated short-term interest rates over the estimated life of the receivables. To the extent current portfolio yield experience decreases and short-term interest rates increase beyond the estimates, the finance charge collections may be reduced.

•	Credit losses expected from the portfolio are based on historical write-off rates, adjusted for recent write-off trends and increased or decreased to reflect management’s outlook of future trends. To the extent there are positive or negative factors affecting the credit card customers’ ability or intent to pay off the outstanding balance (e.g., level of discretionary income, level of consumer debt, bankruptcy legislation), the actual bad debts to be realized could exceed or be less than the amounts estimated. Credit losses in excess of those embedded in the estimates reduce the income earned by the Company. Conversely, credit losses less than those embedded increase the income earned by the Company.

•	The assumed cash flow discount rates are based on prevailing market interest rates and management’s estimate of an appropriate risk premium for each respective Retained Interest. The actual discount rates used are subject to interest rate fluctuations.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies (continued)

The most sensitive assumptions in calculating the fair values are the credit card customers’ payment rate, the estimate for credit losses, relative interest spreads and the assumed cash flow discount rates. Assumptions related to the future performance of the Company’s credit card portfolio have a significant impact on the calculation of the gain or loss on the sale of the Sold Interests, the carrying values of Retained Interests and the recognition of income on the Retained Interests.

MERCHANDISE INVENTORIES
 The Company utilizes the retail method of accounting for substantially all of its merchandise inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market.

Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale.

The areas requiring significant management judgment related to the valuation of the Company’s inventories include 1) setting the original retail value for the merchandise held for sale, 2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value, and 3) estimating the shrinkage that has occurred between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include 1) setting original retail values for merchandise held for sale incorrectly, 2) failure to identify a decline in perceived value of inventories and process the appropriate retail value markdowns, and 3) overly optimistic or conservative shrinkage estimates. The Company believes it has the appropriate merchandise valuation and pricing controls in place to minimize the risk that its inventory values would be materially misstated.

DERIVATIVE FINANCIAL INSTRUMENTS
 The Company enters into forward exchange contracts to hedge forecasted inventory purchases denominated in foreign currencies for periods and amounts consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on cash flows. The forward exchange contracts represent derivative instruments and are recorded at fair value in the accompanying consolidated financial statements. Gains and losses related to the Company’s foreign currency exchange contracts that qualify as hedges are deferred and recognized in cost of sales in the period the inventory is sold.

As of August 3, 2002, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $32.7 million. The contracts have varying maturity dates through August 2003. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with the payment terms for the merchandise inventories. These contracts have been designated and accounted for as cash flow hedges.

At August 3, 2002, the fair value of the Company’s outstanding foreign currency exchange contracts was an asset of approximately $0.8 million. This amount, net of taxes, is reflected in other comprehensive income (loss) in the accompanying consolidated statements of shareholders’ equity.

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

The Company periodically evaluates the fair value and future benefits of its long-lived assets by performing an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the estimated undiscounted future cash flows, the Company reduces the carrying value to its fair value, which is generally calculated using discounted future cash flows. Various factors, including future sales growth and profit margins, are included in this analysis. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the Company’s current estimates.

During June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142, upon adoption, eliminates goodwill amortization and the amortization of other indefinite-lived intangible assets. However, goodwill and indefinite-lived intangibles will be subject to at least an annual assessment for impairment by applying a fair value-based test. The Company will adopt the provisions of SFAS No. 142 as of the beginning of fiscal year 2003. The Company is in the process of finalizing the valuations of its intangible assets established in connection with prior acquisitions. Based upon its review of the procedures and preliminary valuation results of its third party appraisal experts, the Company anticipates recording a pretax charge of approximately $25 to $30 million in the first quarter of fiscal year 2003 as a result of implementing the fair value model of the new accounting standard. Amortization of goodwill and intangible assets was $5.3 million for fiscal year 2002, $5.9 million for fiscal year 2001 and $6.3 million for fiscal year 2000.

INCOME TAXES
 The Company uses the asset and liability method of accounting for income taxes.

The Company does business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process involves adjusting income determined using generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities are reflected on the Company’s balance sheet for temporary differences that will reverse in subsequent years. If different judgments had been made, the Company’s tax expense and liabilities could have been different.

OTHER LONG-TERM LIABILITIES
 Other long-term liabilities consist primarily of certain employee benefit obligations, postretirement health care benefit obligations and the liability for scheduled rent increases.

REVENUE RECOGNITION
 Revenues from the Company’s retail operations are recognized at the later of the point of sale or the delivery of goods to the customer. Revenues from the Company’s direct marketing operations are recognized when the merchandise is delivered to the customer. Both retail and direct marketing revenues are reduced by a provision for anticipated returns primarily based on the Company’s historical trends related to returns by its customers.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies (continued)

PREOPENING EXPENSES
 Costs associated with the opening of new and replacement stores are expensed as incurred. Preopening expenses were $5.2 million for fiscal year 2002, $2.2 million for fiscal year 2001 and $1.9 million in fiscal year 2000.

ADVERTISING AND CATALOGUE COSTS
 The Company’s direct response advertising relates primarily to the production, printing and distribution of catalogues. These costs are amortized during the periods the expected revenues from such catalogues are expected to be generated, generally three to six months. All other advertising costs, including costs incurred by the Company’s online operations related to website design and advertising, are expensed in the period incurred. Net direct response advertising expenses were $103.1 million in fiscal year 2002, $113.9 million in fiscal year 2001 and $112.9 million in fiscal year 2000. Deferred direct response advertising amounts included in other current assets in the consolidated balance sheets were $7.2 million as of August 3, 2002 and $9.1 million as of July 28, 2001.

LOYALTY PROGRAMS
 The Company maintains customer loyalty programs in which customers receive points annually for qualifying purchases. Upon reaching certain levels, customers may redeem their points for gifts. Generally, points earned in a given year must be redeemed no later than ninety days subsequent to the end of the annual program period. The Company accrues the estimated costs of the anticipated redemptions of the points earned by its customers at the time of the initial customer purchase and charges such costs to selling, general and administrative expense. The estimates of the costs associated with the loyalty programs require the Company to make assumptions related to customer purchasing levels, redemption rates and costs of awards to be chosen by its customers.

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

RECENT ACCOUNTING PRONOUNCEMENTS
 In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, resolves implementation issues related to Statement No. 121 and expands the reporting of discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the implementation of SFAS No. 144 to have a material impact on the Company’s consolidated financial position or results of operations.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Effect of Change in Vacation Policy

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

With the termination of the prior vacation plan, the previously recorded vacation liability of $16.6 million, which amount represented the vacation time that would have been granted to employees on April 28, 2002 pursuant to the previous plan, was eliminated and credited to operating earnings in the third quarter of fiscal year 2002. The new policy will not have a material impact on the amount of vacation expense recorded by the Company on an annual basis in the future.

NOTE 3. Impairment and Other Charges

In the fourth quarter of fiscal year 2002, the Company recorded a $3.1 million pretax impairment charge. The charge related to the write-down of the net carrying values of the fixed assets of three Kate Spade LLC stores to estimated fair value.

In the third quarter of fiscal year 2002, the Company recorded an $8.2 million pretax charge. The charge related to 1) the write-off of the remaining net carrying value of its cost method investment in WeddingChannel.com, Inc. in light of its continued operating losses, 2) the write-down of the carrying values of the fixed assets of two Neiman Marcus Galleries stores to estimated fair value and 3) the accrual of the estimated loss associated with the abandonment of excess warehouse space held by the Company pursuant to a long-term operating lease.

In the second quarter of fiscal year 2002, the Company incurred expenses of approximately $2.0 million in connection with cost reduction strategies. These expenses consisted primarily of severance costs and lease termination expenses incurred in connection with the closing of the Neiman Marcus Galleries store in Seattle, Washington.

During the fourth quarter of fiscal year 2001, the Company recorded an impairment charge of $9.8 million, which represented the Company’s adjustment to state the carrying value of its cost method investment in WeddingChannel.com, Inc. at its estimated fair value.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Securitization of Credit Card Receivables

Pursuant to a revolving credit card securitization program, the Company transfers substantially all of its credit card receivables to a wholly-owned subsidiary, Neiman Marcus Funding Corporation, which in turn sells such receivables to the Neiman Marcus Credit Card Master Trust (Trust). The Trust issued certificates representing undivided interests in the credit card receivables to both third-party investors (Sold Interests) and to the Company (Retained Interests). The Retained Interests are recorded by the Company at the date of the sale to the Trust by allocating the original carrying costs of the credit card receivables held by the Company between the Sold Interests and the Retained Interests based on their relative fair values. The gain or (loss) on sale of the Sold Interests is the difference between net proceeds and the allocated carrying amount of the Sold Interests. The Company also holds the rights to certain residual cash flows from excess finance charge collections by the Trust (the IO Strip).

The Company continues to service the credit card receivables and receives a contractually defined servicing fee. Total credit card receivables held by the Trust and serviced by the Company aggregated $437.1 million as of August 3, 2002. Servicing fees earned by the Company were $6.3 million in each of the fiscal years 2002 and 2001.

The Sold Interests are represented by Class A Certificates, aggregating $225 million at face value. The holders of the Class A Certificates are entitled to monthly interest distributions at the contractually-defined rate of one month LIBOR plus 0.27 percent annually. The distributions to the Class A Certificate holders are payable from the finance charge income generated by the credit card receivables held by the Trust.

The Retained Interests held by the Company are represented by the Class B Certificate ($23.8 million face value), the Class C Certificate ($68.2 million face value) and the Seller’s Certificate (representing the excess of the total receivables sold to the Trust over the Sold Interests and the Class B and Class C Certificates). Pursuant to the terms of the Trust, the Company’s rights to payments with respect to the Class B Certificate, the Class C Certificate, the Seller’s Certificate and the IO Strip are subordinated to the rights of the holders of the Class A Certificates. As a result, the credit quality of the Class A Certificates is enhanced, thereby lowering the interest cost paid by the Trust on the Class A Certificates. The Company’s credit risk associated with Trust is limited to the carrying value of the Retained Assets.

In order to maintain the committed level of securitized assets, cash collections on the securitized receivables are used by the Trust to purchase new credit card balances from the Company in accordance with the terms of the revolving credit card securitization program. Beginning in April 2005, cash collections will be used by the Trust to repay the principal balance of the Class A Certificates in six monthly installments of $37.5 million (Amortization Period). As a result of certain provisions in the securitization agreement, the Company holds certain rights to repurchase the Class A Certificates (Repurchase Option) subsequent to the commencement of the Amortization Period and, therefore, has the ability to regain effective control over the credit card receivables held by the Trust at the time the Repurchase Option becomes exercisable. The Company currently believes that the Repurchase Option will become exercisable in September 2005. As a result of the terms of the Repurchase Option, the Company currently estimates that the revolving transfers of credit card receivables to the Trust will cease to qualify for sales type treatment beginning in December 2003, the date when the contractual life of the transferred receivables is estimated to extend to September 2005, the date when the Repurchase Option becomes exercisable.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Securitization of Credit Card Receivables (continued)

The table below summarizes the principal amount of cash flows received by the Company from the Trust:

	Years Ended

	August 3,	July 28,
	2002	2001

(in millions)
Collections used by the Trust to purchase receivable balances	$1,721.0	$1,734.0

Cash flow received related to the IO Strip	$44.7	$35.9

The table below provides historical credit card delinquencies and net credit losses:

	August 3,	July 28,
(in millions, except percentages)	2002	2001

Total face value of receivables	$437.1	$449.5

Delinquent principal over 90 days	1.5%	1.7%

Annual credit losses (net of recoveries)	$15.9	$12.5

The fair value for the Retained Interests is estimated using a discounted cash flow model. Management uses key economic assumptions in projecting future cash flows and determining the fair value of its Retained Interests. Key assumptions relate to the average life of the receivables, anticipated credit losses, relative interest spreads and the appropriate market discount rate.

The key economic assumptions used in measuring the fair value of the Retained Interests and IO Strip (weighted based on principal amounts) were as follows:

	August 3,	Range During
	2002	Fiscal Year 2002

Weighted average life of receivables (in months)	4	4

Expected credit loss (annualized percent)	0.93%	0.76% - 0.93%

Net interest spread	15.55%	14.38% - 16.59%

Discount rate (weighted average)	5.95%	5.95% - 5.98%

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Securitization of Credit Card Receivables (continued)

At August 3, 2002, the key economic assumptions and sensitivity of the current fair value of Retained Interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (in millions):

Weighted Average Life (months)

Impact on fair value of 10 percent adverse change	$(0.6)

Impact on fair value of 20 percent adverse change	$(0.9)

Expected Credit Losses (annual rate)

Impact on fair value of 10 percent adverse change	$(0.9)

Impact on fair value of 20 percent adverse change	$(1.9)

Net Interest Spread

Impact on fair value of 10 percent adverse change	$(1.1)

Impact on fair value of 20 percent adverse change	$(2.3)

Discount Rate (weighted average rate)

Impact on fair value of 10 percent adverse change	$(0.5)

Impact on fair value of 20 percent adverse change	$(1.0)

These sensitivities are hypothetical in nature and are presented for illustrative purposes only. Changes in fair value based on a change in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The changes in assumptions presented above were calculated without changing any other assumptions. In reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Securitization of Credit Card Receivables (continued)

While the Company’s securitization program qualifies for sales treatment related to the Sold Interests, the following table compares the amounts recorded by the Company as of August 3, 2002 and for fiscal year 2002 to those that would have been recorded had the securitization program not qualified for sales treatment and was accounted for as an on-balance sheet financing:

		Pro forma -
	Amounts	On-Balance
(in millions)	Recorded	Sheet Financing

Assets:

Undivided interests in NMG Credit Card Master Trust	$208.6	$—

Accounts receivable, net	19.8	447.5

Long-term liability:

Borrowings pursuant to credit card securitization program	$—	$225.0

Income:

Finance charge income	$—	$70.2

Gains on sales of Sold Interests	8.3	—

Income from Retained Interests, net	34.9	—

Servicing fee income	6.3	—

Expenses:

Interest expense on Class A Certificates	—	(5.6)

Bad debt expense, net	—	(15.9)

Impact on earnings before income taxes	$49.5	$48.7

NOTE 5. Other Assets

Other assets consisted of the following:

	August 3,	July 28,
(in thousands)	2002	2001

Trademarks	$126,654	$126,654

Goodwill	33,202	33,202

Customer lists	4,500	4,500

	164,356	164,356

Accumulated amortization	(46,932)	(41,648)

Trademarks and other intangible assets, net	117,424	122,708

Other, net	9,330	13,215

Total	$126,754	$135,923

Trademarks and goodwill are amortized using the straight-line method over their estimated useful lives, ranging from 25 to 40 years. Customer lists were amortized using the straight-line method over a four-year life and were fully amortized as of August 3, 2002.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. Accrued Liabilities

Accrued liabilities consisted of the following:

	August 3,	July 28,
(in thousands)	2002	2001

Accrued salaries and related liabilities	$33,993	$31,057

Self-insurance reserves	31,991	29,089

Income taxes payable	31,489	24,559

Sales returns reserve	24,162	21,501

Amounts due customers	42,434	43,658

Other	83,888	75,941

Total	$247,957	$225,805

NOTE 7. Notes and Debentures

Notes and debentures consisted of the following:

	Interest	August 3,	July 28,
(in thousands)	Rate	2002	2001

Revolving credit facility	Variable	$—	$—

Senior notes	6.65%	124,910	124,894

Senior debentures	7.125%	124,800	124,792

Total		$249,710	$249,686

Effective August 26, 2002, the Company entered into a three-year unsecured revolving credit agreement (the Credit Agreement) with a group of eleven banks that provides for borrowings of up to $300 million. The rate of interest payable is based on one of two pricing options selected by the Company, the level of outstanding borrowings and rating of the Company’s senior unsecured long-term debt by Moody’s and Standard & Poor’s. The pricing options available to the Company are based on either LIBOR plus 0.525 percent to 1.625 percent or a base rate, based on either the Prime Rate or Federal Funds Rate, plus up to ..625 percent. Changes in the ratings of the senior unsecured long-term debt do not represent an event of default, accelerate repayment of any outstanding borrowings or alter any other terms of the Credit Agreement. The Credit Agreement contains covenants which require the Company to maintain certain leverage and fixed charge ratios. The Credit Agreement replaces a previous $450 million unsecured credit facility. At August 3, 2002, the Company had no borrowings outstanding under its previous unsecured credit facility.

In May 1998, the Company issued $250 million of unsecured senior notes and debentures to the public. The debt is comprised of $125 million of 6.65 percent senior notes, due 2008 and $125 million of 7.125 percent senior debentures, due 2028. Interest on the securities is payable semiannually.

Based upon quoted prices, the fair value of the Company’s senior notes and debentures was $249.9 million as of August 3, 2002 and $220.6 million as of July 28, 2001.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  Common Shareholders’ Equity

AUTHORIZED CAPITAL
 On September 15, 1999, the shareholders of the Company approved a proposal to amend the Company’s Restated Certificate of Incorporation to increase the Company’s authorized capital to 250 million shares of common stock consisting of 100 million shares of Class A Common Stock, 100 million shares of Class B Common Stock and 50 million shares of a new Class C Common Stock (having one-tenth [1/10] of one vote per share) and 50 million shares of preferred stock.

COMMON STOCK
 Common stock is entitled to dividends if and when declared by the Board of Directors and each share of Class A and Class B Common Stock outstanding carries one vote. Holders of Class A Common Stock have the right to elect up to 18 percent of the Board of Directors and holders of Class B Common Stock have the right to elect at least 82 percent of the Board of Directors. The Class A Common Stock and Class B Common Stock are identical in all other respects. Holders of common stock have no cumulative voting, conversion, redemption or preemptive rights.

SHAREHOLDER RIGHTS PLAN
In October 1999, the Company adopted a shareholder rights plan designed to assure that its shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive takeover tactics to gain control of the Company without paying all shareholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, one right (Right) is attached to each share of The Neiman Marcus Group, Inc. Class A, Class B and Class C Common Stock. Each Right will entitle the holder to purchase one one-thousandth of a share of a corresponding series of participating preferred stock, with a par value of $.01 per share, at an exercise price of $100.00 per one one-thousandth of a share of such series. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 15 percent or more of the shares of Class B Common Stock or 15 percent or more of total number of shares of Common Stock outstanding. The Rights expire on October 6, 2009 if not earlier redeemed or exchanged.

EXECUTIVE STOCK PURCHASE LOAN PLAN
In accordance with the provisions of a loan arrangement between the Company and certain of its executive officers (Loan Plan), the Company has made loans to certain executive officers to acquire shares of common stock in the open market pursuant to stock option exercises or to discharge certain tax liabilities incurred in connection with the exercise of stock options and the release of restrictions on previous grants of restricted common stock. The loans are secured by a pledge of the purchased shares and bear interest at an annual rate of 5.0 percent, payable quarterly. Pursuant to the terms of the Loan Plan, each executive officer’s loan will become due and payable seven months after his or her employment with the Company terminates. Loans outstanding were $1.2 million and $1.7 million as of August 3, 2002 and July 28, 2001, respectively. The Company made no new executive stock purchase loans in fiscal year 2002. Effective July 30, 2002, the Loan Plan was terminated.

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

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  Common Shareholders’ Equity (continued)

The Company previously adopted the 1997 Incentive Plan (1997 Plan) which is currently used for grants of equity-based awards to employees. All outstanding equity-based awards at August 3, 2002 were granted under the Company’s 1997 Plan and the 1987 Stock Incentive Plan. At August 3, 2002, there were 3.3 million shares of common stock available for grant under the 1997 Plan.

The Company did not make any restricted stock grants in fiscal year 2002 or in fiscal year 2001. In fiscal year 2000, the Company granted 453,500 restricted shares at a weighted-average fair value of $23.50 as of the grant date. Compensation expense related to restricted stock grants was $2.4 million in fiscal year 2002, $3.0 million in fiscal year 2001 and $2.6 million in fiscal year 2000.

A summary of the status of the Company’s 1997 and 1987 Stock Incentive Plans as of August 3, 2002, July 28, 2001 and July 29, 2000 and changes during the fiscal years ended on those dates are presented in the following table:

	August 3, 2002		July 28, 2001		July 29, 2000

		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding at beginning of year	2,753,900	$28.78	2,277,100	$24.28	1,179,700	$24.36

Granted	542,500	24.50	1,064,500	35.44	1,410,150	23.93

Exercised	(338,550)	23.52	(299,070)	20.85	(80,800)	15.08

Canceled	(63,550)	27.48	(288,630)	26.17	(231,950)	25.22

Options outstanding at end of year	2,894,300	$28.59	2,753,900	$28.78	2,277,100	$24.28

Options exercisable at year end	834,570	$28.39	699,480	$25.09	515,180	$22.06

Options outstanding at August 3, 2002 were granted at prices (not less than 100 percent of the fair market value on the date of the grant) varying from $11.63 to $36.50. Options generally vest ratably over five years and expire after ten years. There were 161 employees with options outstanding at August 3, 2002.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  Common Shareholders’ Equity (continued)

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Had the fair-value based method of accounting been applied to awards granted subsequent to July 30, 1995, net earnings and earnings per share would have been reduced to the pro forma amounts below:

	Years Ended

	August 3,	July 28,	July 29,
(in thousands, except per share data)	2002	2001	2000

Net earnings:

As reported	$99,574	$107,484	$134,011

Pro forma	$93,032	$101,147	$129,914

Basic earnings per share:

As reported	$2.10	$2.28	$2.77

Pro forma	$1.96	$2.15	$2.68

Diluted earnings per share:

As reported	$2.08	$2.26	$2.75

Pro forma	$1.94	$2.13	$2.67

The effects on pro forma net earnings and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net earnings for future years due to such factors as the vesting periods of stock options and the potential issuance of additional stock options in future years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal year 2002, fiscal year 2001 and fiscal year 2000:

	Years Ended

	August 3,	July 28,	July 29,
	2002	2001	2000

Expected life (years)	7	7	7

Expected volatility	40.7%	37.6%	40.8%

Risk-free interest rate	5.4%	5.5%	6.0%

The weighted-average fair value of options granted was $12.73 in fiscal year 2002, $17.80 in fiscal year 2001 and $12.83 in fiscal year 2000.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  Common Shareholders’ Equity (continued)

The following summarizes information about the Company’s stock options as of August 3, 2002:

Options Outstanding				Options Exercisable

		Weighted-
Range	Shares	Average	Weighted-	Shares	Weighted-
Of	Outstanding	Remaining	Average	Outstanding	Average
Exercise	At August 3,	Contractual	Exercise	At August 3,	Exercise
Prices	2002	Life	Price	2002	Price

$11.63 - $15.38	56,550	2.2	$14.58	56,550	$14.58

$22.94 - $24.94	1,408,550	7.7	$23.98	278,060	$23.87

$25.94 - $32.94	444,700	6.1	$29.72	258,660	$30.08

$33.38 - $36.50	984,500	7.9	$35.49	241,300	$35.02

$11.63 - $36.50	2,894,300	7.4	$28.59	834,570	$28.39

SPIN-OFF FROM HARCOURT GENERAL, INC.
On October 22, 1999, Harcourt General, Inc. (Harcourt General) completed the spin-off of its controlling equity position in the Company in a tax-free distribution to its shareholders (Spin-off). Harcourt General distributed approximately 21.4 million of its approximately 26.4 million shares of the Company and subsequently divested itself entirely of any holdings in the Company’s stock. Each common shareholder of Harcourt General received 0.3013 of a share of Class B Common Stock of the Company for every share of Harcourt General Common Stock and Class B Stock held on October 12, 1999, which was the record date for the distribution. This transaction had no impact on the reported equity of the Company.

The Company and Harcourt General were parties to an agreement pursuant to which Harcourt General provided certain management, accounting, financial, legal, tax and other corporate services to the Company. The fees for these services were based on Harcourt General’s costs and were subject to the approval of a special review committee of the Board of Directors of the Company who were independent of Harcourt General. The agreement with Harcourt General was terminated effective May 14, 2001, and as a result, the Company has established these functions internally. The termination of the agreement with Harcourt General did not have a material effect on the Company’s results of operations. There were no charges to the Company in fiscal year 2002. Charges to the Company amounted to $5.2 million in fiscal year 2001 and $6.2 million in fiscal year 2000.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  Common Shareholders’ Equity (continued)

The Company is required to indemnify Harcourt General, and each entity of the consolidated group of which Harcourt General is a member, against all federal, state and local taxes incurred by Harcourt General or any member of such group as a result of the failure of the Spin-off to qualify as a tax-free transaction under Section 355(a) of the Internal Revenue Service Code (Code) or the application of Section 355(e). The obligation to indemnify occurs only if the Company takes action which is inconsistent with any representation or statement made to the Internal Revenue Service in connection with the request by Harcourt General for a ruling letter in respect to the Spin-off and as to certain tax aspects of the Spin-off, or if within two years after the date of the Spin-off the Company 1) fails to maintain its status as a company engaged in the active conduct of a trade or business, as defined in Section 355(b) of the Code, 2) merges or consolidates with or into any other corporation, 3) liquidates or partially liquidates, 4) sells or transfers all or substantially all of its assets in a single transaction or a series of related transactions, 5) redeems or otherwise repurchases any Company stock subject to certain exceptions, or 6) takes any other action or actions which in the aggregate would have the effect of causing or permitting one or more persons to acquire, directly or indirectly, stock representing a 50 percent or greater interest in the Company. The Company’s obligation to indemnify Harcourt General and its consolidated group shall not apply if, prior to taking any such action the Company has obtained and provided to Harcourt General a written opinion from a law firm acceptable to Harcourt General, or Harcourt General has obtained a supplemental ruling from the Internal Revenue Service, that such action or actions will not result in either (i) the Spin-off failing to qualify under Section 355(a) of the Code, or (ii) the Company’s shares failing to qualify as qualified property for purposes of Section 355(c)(2) of the Code by reason of Section 355(e) of the Code.

NOTE 9.  Stock Repurchase Program

In prior years, the Company’s Board of Directors has authorized various stock repurchase programs and increases in the number of shares subject to repurchase. There were 1,924,600 shares remaining under these programs at August 3, 2002. During fiscal year 2002 and fiscal year 2001, there were no stock repurchases under the stock repurchase program. During fiscal year 2000, the Company repurchased 2,075,400 shares at an average price of $24.06.

NOTE 10.  Income Taxes

Income tax expense was as follows:

	Years Ended

	August 3,	July 28,	July 29,
(in thousands)	2002	2001	2000

Current:

Federal	$67,015	$73,278	$82,893

State	4,837	6,313	6,630

Foreign	136	—	—

	71,988	79,591	89,523

Deferred:

Federal	(9,620)	(10,878)	(4,328)

State	(715)	(906)	(463)

	(10,335)	(11,784)	(4,791)

Income tax expense	$61,653	$67,807	$84,732

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  Income Taxes (continued)

A reconciliation of income tax expense to the amount calculated based on the federal and state statutory rates is as follows:

	Years Ended

	August 3,	July 28,	July 29,
(in thousands)	2002	2001	2000

Income tax expense at statutory rate	$56,785	$62,454	$78,043

State income taxes, net of federal income tax benefit	4,122	5,407	6,167

Other	746	(54)	522

Total	$61,653	$67,807	$84,732

Significant components of the Company’s net deferred income tax asset were as follows:

	August 3,	July 28,
(in thousands)	2002	2001

Deferred income tax assets:

Financial accruals and reserves	$34,124	$31,312

Employee benefits	27,933	27,286

Inventory	—	2,010

Deferred lease payments	—	876

Other	1,372	1,513

Total deferred tax assets	$63,429	$62,997

Deferred income tax liabilities:

Inventory	$(2,627)	$—

Depreciation and amortization	(40,229)	(49,109)

Pension accrual	(1,038)	(1,731)

Other	(4,040)	(5,805)

Total deferred tax liabilities	(47,934)	(56,645)

Net deferred income tax asset	$15,495	$6,352

Net deferred income tax asset

Current	$17,746	$27,327

Non-current	(2,251)	(20,975)

Net deferred income tax asset	$15,495	$6,352

The Company believes it is more likely than not that it will realize the recorded deferred tax assets through future taxable earnings.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  Pension Plans and Postretirement Health Care Benefits

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

Components of net pension expense were as follows:

	Years Ended

	August 3,	July 28,	July 29,
(in thousands)	2002	2001	2000

Service cost	$9,383	$7,578	$7,696

Interest cost on projected benefit obligation	16,770	14,979	13,760

Expected return on assets	(14,389)	(15,718)	(13,637)

Net amortization and deferral	482	406	1,036

Net pension expense	$12,246	$7,245	$8,855

Retirees and active employees hired prior to March 1, 1989 are eligible for certain limited postretirement health care benefits if they have met certain service and minimum age requirements. The cost of these benefits is accrued during the years in which an employee provides services. The Company paid postretirement health care benefit claims of $1.7 million during fiscal year 2002, $1.8 million during fiscal year 2001 and $1.6 million during fiscal year 2000.

The periodic postretirement health care benefit cost was as follows:

	Years Ended

	August 3,	July 28,	July 29,
(in thousands)	2002	2001	2000

Service cost	$86	$65	$75

Interest cost on accumulated benefit obligation	1,214	723	856

Net amortization and deferral	—	(447)	(342)

Net periodic cost	$1,300	$341	$589

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.   Pension Plans and Postretirement Health Care Benefits (continued)

The changes in the benefit obligations and the reconciliations of the funded status of the Company’s plans to the consolidated balance sheets were as follows:

CHANGE IN BENEFIT OBLIGATIONS:	Pension Benefits		Postretirement Benefits

	August 3,	July 28,	August 3,	July 28,
(in thousands)	2002	2001	2002	2001

Benefit obligations at beginning of year	$221,625	$189,768	$17,392	$9,745

Service cost	9,383	7,578	86	66

Interest	16,770	14,979	1,214	723

Benefits paid, net	(6,957)	(6,878)	(1,104)	(1,793)

Plan amendments	—	—	295	—

Actuarial loss	3,257	16,178	5,041	8,651

Benefit obligations at end of year	$244,078	$221,625	$22,924	$17,392

CHANGE IN PLAN ASSETS:	Pension Benefits

	August 3,	July 28,
(in thousands)	2002	2001

Fair value of plan assets at beginning of year	$167,982	$179,424

Actual return on assets	(16,119)	(9,926)

Company contributions	1,039	5,362

Benefits paid, net	(6,957)	(6,878)

Fair value of plan assets at end of year	$145,945	$167,982

FUNDED STATUS:	Pension Benefits		Postretirement Benefits

	August 3,	July 28,	August 3,	July 28,
(in thousands)	2002	2001	2002	2001

Excess of benefit obligations over fair value of plan assets	$(98,133)	$(53,643)	$(22,924)	$(17,392)

Unrecognized net actuarial loss	51,472	17,330	5,884	843

Unrecognized prior service cost	3,711	4,256	295	—

Unrecognized net obligation at transition	1,099	1,413	—	—

Liability recognized in the consolidated balance sheets	$(41,851)	$(30,644)	$(16,745)	$(16,549)

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  Pension Plans and Postretirement Health Care Benefits (continued)

WEIGHTED-AVERAGE ASSUMPTIONS:	2002	2001	2000

Pension benefits:

Discount rate	7.25%	7.25%	7.75%

Expected long-term rate of return on plan assets	8.0%	9.0%	9.0%

Rate of future compensation increases	5.0%	5.0%	5.0%

Postretirement benefits:

Discount rate	7.25%	7.25%	7.75%

Health care cost trend rate	12.0%	6.0%	7.0%

Ultimate health care cost trend rate	5.0%	5.0%	5.0%

If the assumed health care trend rate was increased one percentage point, postretirement benefit costs for fiscal year 2002 would have been $0.1 million higher and the accumulated postretirement benefit obligation as of August 3, 2002 would have been $2.3 million higher. If the assumed health care trend rate was decreased one percentage point, postretirement benefit costs for fiscal year 2002 would have been $0.1 million lower and the accumulated postretirement benefit obligations as of August 3, 2002 would have been $2.0 million lower.

The Company has a qualified defined contribution 401(k) plan, which covers substantially all employees. Employees make contributions to the plan and the Company matches 100 percent of the first 2 percent and 25 percent of the next 4 percent of an employee’s contribution up to a maximum of 6 percent of the employee’s compensation. Prior to January 1, 2001, the Company matched 65 percent of the first 2 percent and 25 percent of the next 4 percent of an employee’s contribution up to a maximum of 6 percent of the employee’s compensation. The Company also sponsors an unfunded key employee deferred compensation plan, which provides certain employees additional benefits, and a profit sharing and retirement plan for employees of Kate Spade LLC. The Company’s aggregate contributions to these plans were approximately $8.9 million for fiscal year 2002, $6.1 million for fiscal year 2001 and $5.2 million for fiscal year 2000. Benefits under the plans are based on the employees’ years of service and compensation over defined periods of employment.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  Commitments and Contingencies

OPERATING LEASES
The Company’s operations are conducted primarily in leased properties, which include retail stores, distribution centers and other facilities. Substantially all leases are for periods of up to fifty years with renewal options at fixed rentals, except that certain leases provide for additional rent based on revenues in excess of predetermined levels.

Rent expense under operating leases was as follows:

	Years Ended

	August 3,	July 28,	July 29,
(in thousands)	2002	2001	2000

Minimum rent	$37,400	$38,400	$36,100

Rent based on revenues	17,000	19,200	16,000

Total rent expense	$54,400	$57,600	$52,100

Future minimum lease payments, excluding renewal options, under operating leases are as follows: fiscal year 2003 – $40.0 million; fiscal year 2004 – $39.1 million; fiscal year 2005 – $36.3 million; fiscal year 2006 – $34.8 million; fiscal year 2007 – $30.0 million; all years thereafter – $454.7 million.

LITIGATION
The Company is involved in various suits and claims in the ordinary course of business. Management does not believe that the disposition of any such suits and claims will have a material adverse effect upon the consolidated results of operations, cash flows or the financial position of the Company.

LETTERS OF CREDIT
The Company had approximately $8.7 million of outstanding irrevocable letters of credit relating to purchase commitments and insurance liabilities at August 3, 2002.

NOTE 13.  Earnings Per Share

The weighted average shares used in computing basic and diluted earnings per share (EPS) are presented in the table below. Options to purchase shares of common stock are not included in the computations of EPS if the exercise prices of those options are greater than the average market price of the common shares since such options have an anti-dilutive impact on earnings per share. Anti-dilutive options aggregated 1,223,388 shares of common stock for fiscal year 2002, 953,500 shares of common stock for fiscal year 2001 and 614,500 shares of common stock for fiscal year 2000.

	Years Ended

	August 3,	July 28,	July 29,
(in thousands of shares)	2002	2001	2000

Shares for computation of basic EPS	47,444	47,120	48,460

Effect of dilutive stock options and nonvested stock under common stock incentive plans	391	466	261

Shares for computation of diluted EPS	47,835	47,586	48,721

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. Segment Reporting

The Company has identified two reportable segments: Specialty Retail Stores and Direct Marketing. The Specialty Retail Stores segment includes all Neiman Marcus and Bergdorf Goodman retail stores, including Neiman Marcus clearance stores. Direct Marketing includes the operations of Neiman Marcus Direct, which publishes NM by Mail, the Neiman Marcus Christmas catalogue, the Horchow catalogue and the Chef’s Catalogue, and the Company’s online operations. Beginning in fiscal year 2001, all of the Company’s online operations are included in Direct Marketing. In prior years, the operations of NeimanMarcus.com were included in Other. Therefore, the amounts below for fiscal year 2001 and fiscal year 2000 have been reclassified to conform to the current year presentation. Other includes the operations of Kate Spade LLC, Gurwitch Bristow Products, LLC and corporate expenses.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company’s senior management evaluates the performance of the Company’s assets on a consolidated basis. Therefore, separate financial information for the Company’s assets on a segment basis is not available. Interest expense is not allocated by segment.

The following tables set forth the information for the Company’s reportable segments:

	Years Ended

	August 3,	July 28,	July 29,
(in thousands)	2002	2001	2000

REVENUES

Specialty Retail Stores	$2,433,195	$2,504,806	$2,458,110

Direct Marketing	444,019	437,879	405,423

Other	71,118	72,849	62,831

Total	$2,948,332	$3,015,534	$2,926,364

OPERATING EARNINGS

Specialty Retail Stores	$170,465	$200,986	$248,452

Direct Marketing	22,835	11,065	1,714

Other	(18,993)	(8,660)	(1,812)

Subtotal	174,307	203,391	248,354

Effect of change in vacation policy	16,576	—	—

Impairment and other charges	(13,233)	(9,763)	—

Total	$177,650	$193,628	$248,354

CAPITAL EXPENDITURES

Specialty Retail Stores	$137,615	$105,173	$73,234

Direct Marketing	10,118	9,879	9,598

Other	1,513	4,935	6,200

Total	$149,246	$119,987	$89,032

DEPRECIATION EXPENSE

Specialty Retail Stores	$66,168	$63,098	$58,303

Direct Marketing	8,321	7,262	3,559

Other	2,320	2,744	874

Total	$76,809	$73,104	$62,736

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. Quarterly Financial Information (Unaudited)

			Year Ended August 3, 2002

(in millions, except for	First	Second	Third	Fourth
per share data)	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$681.1	$908.1	$692.7	$666.4	$2,948.3

Gross profit	$245.3	$262.3	$251.3	$192.1	$951.0

Net earnings	$23.0	$24.3 (1)	$47.0 (2)	$5.3 (3)	$99.6

Earnings per share:

Basic	$0.49	$0.51	$0.99	$0.11	$2.10

Diluted	$0.48	$0.51	$0.98	$0.11	$2.08

			Year Ended July 28, 2001

(in millions, except for	First	Second	Third	Fourth
per share data)	Quarter	Quarter	Quarter	Quarter		Total

Revenues	$757.2	$924.0	$698.5	$635.8		$3,015.5

Gross profit	$298.5	$289.8	$245.1	$161.2		$994.6

Net earnings	$50.0	$39.9	$38.2	$(20.6	)(4)	$107.5

Earnings per share:

Basic	$1.06	$0.85	$0.81	$(0.44)		$2.28

Diluted	$1.05	$0.84	$0.80	$(0.44)		$2.26

(1)	Net earnings for the second quarter of fiscal year 2002 reflect a $2.0 million pretax charge in connection with certain cost reduction strategies consisting primarily of severance costs and lease termination expenses incurred in connection with the closing of the Neiman Marcus Galleries store in Seattle, Washington.

(2)	Net earnings for the third quarter of fiscal year 2002 reflect a $16.6 million pretax gain from the change in vacation policy made by the Company and an $8.2 million pretax impairment charge related to the write-off of the remaining net carrying value of its cost method investment in WeddingChannel.com, Inc. in light of its continued operating losses, the write-down of the carrying values of the fixed assets of two Neiman Marcus Galleries stores to estimated fair value and the accrual of the estimated loss associated with the abandonment of excess warehouse space held by the Company pursuant to a long-term operating lease.

(3)	Net earnings for the fourth quarter of fiscal year 2002 reflect a $3.1 million pretax impairment charge recorded by the Company, which represents the write-down of the net carrying values of the fixed assets of three Kate Spade LLC stores to estimated fair value.

(4)	Net earnings for the fourth quarter of fiscal year 2001 reflect a pretax impairment charge of $9.8 million recorded by the Company, which represented the Company’s adjustment to state the carrying value of its cost method investment in WeddingChannel.com, Inc. at its estimated fair value.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NEIMAN MARCUS GROUP, INC.

By:	/s/ Nelson A. Bangs

Nelson A. Bangs Senior Vice President and General Counsel

Dated: October 2, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ Burton M. Tansky Burton M. Tansky	President and Chief Executive Officer, Director	October 2, 2002

/s/ James E. Skinner James E. Skinner	Senior Vice President and Chief Financial Officer (principal financial officer)	October 2, 2002

/s/ T. Dale Stapleton T. Dale Stapleton	Vice President and Controller (principal accounting officer)	October 2, 2002

/s/ Richard A. Smith Richard A. Smith	Chairman of the Board	October 2, 2002

/s/ Robert A. Smith Robert A. Smith	Vice Chairman	October 2, 2002

/s/ Brian J. Knez Brian J. Knez	Vice Chairman	October 2, 2002

/s/ John R. Cook John R. Cook	Director	October 2, 2002

/s/ Gary L. Countryman Gary L. Countryman	Director	October 2, 2002

/s/ Matina S. Horner Matina S. Horner	Director	October 2, 2002

/s/ Vincent M. O’Reilly Vincent M. O’Reilly	Director	October 2, 2002

/s/ Walter J. Salmon Walter J. Salmon	Director	October 2, 2002

/s/ Carl Sewell Carl Sewell	Director	October 2, 2002

/s/ Dr. Paula Stern Dr. Paula Stern	Director	October 2, 2002

CERTIFICATIONS

I, Burton M. Tansky, certify that:

1.	I have reviewed this Annual Report on Form 10-K of The Neiman Marcus Group, Inc.;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

October 2, 2002

/s/ Burton M. Tansky Burton M. Tansky President and Chief Executive Officer

I, James E. Skinner, certify that:

1.	I have reviewed this Annual Report on Form 10-K of The Neiman Marcus Group, Inc.;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

October 2, 2002

/s/ James E. Skinner James E. Skinner Senior Vice President and Chief Financial Officer

THE NEIMAN MARCUS GROUP, INC	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

THREE YEARS ENDED AUGUST 3, 2002 (In thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
	Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions -	End
Description	of Period	Expenses	Accounts -	(A)	of Period

YEAR ENDED AUGUST 3, 2002 Allowance for doubtful accounts	$355	216	—	173	$398
(deducted from accounts receivable)

YEAR ENDED JULY 28, 2001 Allowance for doubtful accounts	$200	155	—	—	$355
(deducted from accounts receivable)

YEAR ENDED JULY 29, 2000 Allowance for doubtful accounts	$2,300	1,357	—	3,457	$200
(deducted from accounts receivable)

(A)	Write-off of uncollectible accounts net of recoveries and other miscellaneous deductions.

INDEX TO EXHIBITS

4. Exhibits

Exhibit		Description
No.
3.	1(a)	Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2002.

3.	1(b)	Certificates of Designation with respect to Series A Junior Participating Preferred Stock, Series B Junior Participating Preferred Stock and Series C Junior Participating Preferred Stock, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

3.	2	Bylaws of the Company. (1)

4.	1	Indenture, dated as of May 27, 1998, between the Company and The Bank of New York, as trustee (the “Indenture”), incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 1998.

4.	2	Form of 6.65 percent Senior Note Due 2008, dated May 27, 1998, issued by the Company pursuant to the Indenture, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 1998.

4.	3	Form of 7.125 percent Senior Note Due 2028, dated May 27, 1998, issued by the Company pursuant to the Indenture, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 1998.

4.	4	Amended and Restated Rights Agreement, dated as of August 8, 2002, between the Company and Mellon Investor Services LLC, as Rights Agent. (1)

*10.	1	The Neiman Marcus Group, Inc. 1987 Stock Incentive Plan. (1)

*10.	2	The Neiman Marcus Group, Inc. 1997 Incentive Plan, as amended, incorporated herein by reference to the Company’s Definitive Schedule 14A dated November 23, 2001.

*10.	3	Termination and Change of Control Agreement between the Company and Burton M. Tansky dated October 6, 1999, as supplemented by Letter Agreement dated November 11, 1999, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

*10.	4	Termination and Change of Control Agreement between the Company and Gerald A. Sampson dated October 6, 1999, as supplemented by Letter Agreement dated November 17, 1999, incorporated herein by reference to the Company’s Quarterly Report or Form 10-Q for the quarter ended October 30, 1999.

*10.	5	Supplemental Executive Retirement Plan. (1)

*10.	6	Description of the Company’s Executive Life Insurance Plan. (1)

*10.	7	Supplementary Executive Medical Plan. (1)

*10.	8	Key Employee Deferred Compensation Plan. (1)

Exhibit		Description
No.
*10.	9	Deferred Compensation Plan For Non-Employee Directors, as amended, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 1998.

*10.	10	Termination and Change of Control Agreement between the Company and Ronald Frasch dated April 27, 2000, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

*10.	11	Termination and Change of Control Agreement between the Company and Karen W. Katz dated May 22, 2000, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

10.	12	Three-Year Credit Agreement dated as August 26, 2002 among the Company, the Lenders parties thereto, Bank of America, N.A., Bank One, NA and Fleet National Bank, as Syndication Agents, and JP Morgan Chase Bank, as Administrative Agent. (1)

10.	13	Neiman Marcus Group Credit Card Master Trust Series 2000-1 Class A Purchase Agreement, dated July 12, 2000, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

10.	14	Receivables Purchase Agreement dated as of July 2, 2000 between Bergdorf Goodman, Inc. and Neiman Marcus Funding Corporation, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

10.	15	Receivables Purchase Agreement, dated as of March 1, 1995, and amended and restated as of July 2, 2000 between the Company and Neiman Marcus Funding Corporation, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

10.	16	Pooling and Servicing Agreement, dated as of March 1, 1995, and amended and restated as of July 2, 2000 between Neiman Marcus Funding Corporation, the Company and The Bank of New York, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

10.	17	Series 2000-1 Supplement, dated as of July 21, 2000, to the Pooling and Servicing Agreement, dated as of March 1, 1995, and amended and restated as of July 2, 2000 among Neiman Marcus Funding Corporation, the Company and The Bank of New York, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

10.	18	Trustee Resignation and Agent Appointment Agreement dated as of July 2, 2000 by and among the Company, Neiman Marcus Funding Corporation, The Chase Manhattan Bank and The Bank of New York, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

Exhibit	Description
No.
10.19	Amended and Restated Agreement and Plan of Merger, dated as of July 1, 1999, among The Neiman Marcus Group, Inc., Harcourt General, Inc. and Spring Merger Corporation, incorporated herein by reference to the Company’s Definitive Schedule 14A dated August 10, 1999.

10.20	Amended and Restated Distribution Agreement, dated as of July 1, 1999, between Harcourt General, Inc. and The Neiman Marcus Group, Inc., incorporated herein by reference to the Company’s Definitive Schedule 14A dated August 10, 1999.

10.21	Agreement, dated as of September 1, 1999, among the Company and certain holders of the Company’s Class B Common Stock, incorporated herein by reference to the Company’s Annual Report on From 10-K for the fiscal year ended July 31, 1999.

10.22*	Termination and Change of Control Agreement between the Company and Nelson A. Bangs dated April 17, 2001, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2001.

10.23*	Termination and Change of Control Agreement between the Company and James E. Skinner dated June 28, 2001, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2001.

10.24*	Termination and Change of Control Agreement between the Company and Marita O’Dea Glodt dated October 31, 2001, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2001.

12.1	Computation of Ratio of Earnings to Fixed Charges (Unaudited). (1)

18.1	Letter regarding Change in Accounting Principle, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

21.1	Subsidiaries of the Company. (1)

23.1	Consent of Deloitte & Touche LLP. (1)

(1)	Filed herewith.

*	Management contract or compensatory plan or arrangement filed pursuant to Item 14(c) of Form 10-K.