Form 10-Q
period 2002-11-02
NEIMAN MARCUS GROUP INC
filed 2002-12-10
CIK 819539

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 2, 2002
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

YES ☒                NO ☐

As of November 30, 2002, the number of outstanding shares of each of the issuer's classes of common stock was:

Class	Outstanding Shares
Class A Common Stock, $.01 Par Value	28,029,018
Class B Common Stock, $.01 Par Value	19,941,833

THE NEIMAN MARCUS GROUP, INC.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 2, 2002	August 3, 2002	October 27, 2001
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$67,278	$178,638	$86,752
Undivided interests in NMG Credit Card Master Trust	270,303	208,602	259,096
Accounts receivable, net	29,040	19,778	29,469
Merchandise inventories	821,040	656,844	790,730
Other current assets	61,240	63,764	77,978

Total current assets	1,248,901	1,127,626	1,244,025

Property and equipment, net	677,680	653,166	605,889
Other assets	105,822	126,754	134,623

Total assets	$2,032,403	$1,907,546	$1,984,537

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable and current maturities of long-term liabilities	$1,163	$1,098	$100,858
Accounts payable	271,957	269,403	295,704
Accrued liabilities	287,356	247,957	267,924

Total current liabilities	560,476	518,458	664,486

Long-term liabilities:
Revolving credit facility borrowings	50,000	—	—
Notes and debentures	249,716	249,710	249,692
Other long-term liabilities	80,506	77,473	95,034

Total long-term liabilities	380,222	327,183	344,726

Minority interest	7,796	6,592	7,841
Common stock	480	480	478
Additional paid-in capital	444,577	443,788	433,367
Accumulated other comprehensive income	189	906	81
Retained earnings	638,663	610,139	533,558

Total shareholders' equity	1,083,909	1,055,313	967,484

Total liabilities and shareholders' equity	$2,032,403	$1,907,546	$1,984,537

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Thirteen Weeks Ended
	November 2, 2002	October 27, 2001
	(in thousands, except per share data)
Revenues	$734,083	$681,149
Cost of goods sold including buying and occupancy costs	453,931	435,890
Selling, general and administrative expenses	204,908	202,987

Operating earnings	75,244	42,272
Interest expense	3,594	3,986

Earnings before income taxes, minority interest and change in accounting principle	71,650	38,286
Income taxes	27,585	14,549

Earnings before minority interest and change in accounting principle	44,065	23,737
Minority interest in net earnings of subsidiaries	(740)	(744)

Earnings before change in accounting principle	43,325	22,993
Change in accounting principle—writedown of intangible assets, net of taxes	(14,801)	—

Net earnings	$28,524	$22,993

Weighted average number of common and common equivalent shares outstanding:
Basic	47,696	47,358

Diluted	47,970	47,664

Basic earnings per share:
Earnings before change in accounting principle	$0.91	$0.49
Change in accounting principle—writedown of intangible assets, net of taxes	(0.31)	—

Basic earnings per share	$0.60	$0.49

Diluted earnings per share:
Earnings before change in accounting principle	$0.90	$0.48
Change in accounting principle—writedown of intangible assets, net of taxes	(0.31)	—

Diluted earnings per share	$0.59	$0.48

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirteen Weeks Ended
	November 2, 2002	October 27, 2001
	(in thousands)
CASH FLOWS—OPERATING ACTIVITIES
Net earnings	$28,524	$22,993
Change in accounting—writedown of intangible assets, net of taxes	14,801	—

Earnings before change in accounting principle	43,325	22,993
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	19,735	20,375
Minority interest	740	744
Other	3,680	7,304
Changes in current assets and liabilities:
Increase in accounts receivable	(9,262)	(8,762)
Increase in merchandise inventories	(164,196)	(141,863)
Increase in accounts payable and accrued liabilities	47,625	67,465
Other	2,757	(2,232)

NET CASH USED FOR OPERATING ACTIVITIES	(55,596)	(33,976)

CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(44,249)	(38,184)
Transactions related to undivided interests in NMG Credit Card Master Trust:
Purchases of held-to-maturity securities	(244,663)	(237,407)
Maturities of held-to-maturity securities	182,962	199,028

NET CASH USED FOR INVESTING ACTIVITIES	(105,950)	(76,563)

CASH FLOWS—FINANCING ACTIVITIES
Proceeds from borrowings	50,000	100,000
Proceeds from exercises of stock options	186	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,186	100,000

CASH AND CASH EQUIVALENTS
Decrease during the period	(111,360)	(10,539)
Beginning balance	178,638	97,291

Ending balance	$67,278	$86,752

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$156	$104
Income taxes	$290	$83

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

        The Condensed Consolidated Financial Statements of The Neiman Marcus Group, Inc. and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statements. Therefore, the financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments (as well as a change in accounting principle as more fully described in Note 3), necessary to present fairly the financial position, results of operations and cash flows of the Company for the applicable interim periods. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the condensed consolidated financial statements.

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

        Management of the Company believes the following critical accounting policies, among others, encompass the more significant judgments and estimates used in preparation of its financial statements:

  •
  Revenue recognition;

  •
  Valuation of merchandise inventories, including determination of original retail values, recognition of markdowns and vendor allowances, and estimation of inventory shrinkage, and determination of cost of sales;

  •
  Recognition of income and expenses related to the Company's securitization program;

  •
  Determination of impairment of long-lived assets;

  •
  Recognition of advertising and catalogue costs;

  •
  Recognition of costs related to the Company's loyalty programs;

  •
  Recognition of income taxes; and

  •
  Measurement of accruals for general liability, workers' compensation and health insurance as well as short-term disability, pension and postretirement health care benefits.

        A description of the Company's critical accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

2. Operating Segments

        The Company has identified two reportable segments: Specialty Retail Stores and Direct Marketing. The Specialty Retail Stores segment includes all Neiman Marcus and Bergdorf Goodman retail stores, including Neiman Marcus clearance stores. Direct Marketing includes the operations of Neiman Marcus Direct, which publishes NM by Mail, the Neiman Marcus Christmas catalogue, the Horchow catalogue and the Chef's Catalogue and the Company's online operations. Beginning in fiscal year 2001, all of the Company's online operations are included in Direct Marketing. Previously, certain online operations were included in Other. Therefore, the amounts below for the first quarter of fiscal year 2002 have been reclassified to conform to the current period presentation. Other includes the operations of Kate Spade LLC and Gurwitch Bristow Products, LLC (the Brand Development Companies) and corporate expenses.

        The following table sets forth the information for the Company's reportable segments:

	Thirteen Weeks Ended
	November 2, 2002	October 27, 2001
	(in thousands)
REVENUES:
Specialty Retail Stores	$601,121	$560,947
Direct Marketing	114,365	101,798
Other	18,597	18,404

Total	$734,083	$681,149

OPERATING EARNINGS:
Specialty Retail Stores	$71,714	$47,912
Direct Marketing	7,417	(2,325)
Other	(3,887)	(3,315)

Total	$75,244	$42,272

3. Change in Accounting Principle—Writedown of Intangible Assets

        The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" as of the beginning of the first quarter of fiscal year 2003. SFAS No. 142 established a new fair value-based accounting model for the valuation of goodwill and indefinite-lived intangible assets recorded in connection with business combinations. Pursuant to the provisions of SFAS No. 142, goodwill and indefinite-lived intangible assets are measured for impairment by applying a fair value-based test at least annually and are not amortized.

        In connection with the adoption of the provisions of SFAS No. 142, the Company engaged third party appraisal experts to assist with the determination of the fair value of its goodwill and intangible assets. For each of the Company's operating segments, a summary of the intangible assets recorded by the Company as of the beginning of the first quarter of fiscal year 2003 in accordance with the cost-based accounting model established by previous accounting principles and the adjustment required to adopt the fair value model of SFAS No. 142 is as follows:

	Carrying Value at August 4, 2002	SFAS No. 142 Adjustment	Adjusted Carrying Value
	(in thousands)
Direct Marketing
Goodwill	$23,747	$—	$23,747
Indefinite-lived tradenames	60,732	(24,066)	36,666
Other
Indefinite-lived tradenames	32,945	—	32,945

	$117,424	$(24,066)	$93,358

        The $24.1 million writedown in the carrying value of the indefinite-lived intangible assets of the Company's Direct Marketing segment is reflected as a change in accounting principle ($14.8 million, net of taxes) in the accompanying Condensed Consolidated Statements of Earnings for the first quarter of fiscal year 2003.

        The Company ceased amortization of its goodwill and indefinite-lived intangibles assets as of the beginning of fiscal year 2003. Amortization expense in the first quarter of fiscal year 2002 was approximately $1.5 million and reduced diluted earnings per share by $0.02 for the period.

4. Earnings per Share

        The weighted average shares used in computing basic and diluted earnings per share (EPS) are presented in the table below. No adjustments were made to net earnings for the computations of basic and diluted EPS during the periods presented.

	Thirteen Weeks Ended
	November 2, 2002	October 27, 2001
	(in thousands of shares)
Shares outstanding	47,981	47,712
Less: non-vested restricted stock	(285)	(354)

Shares for computation of basic EPS	47,696	47,358

Effect of dilutive stock options and restricted stock	274	306

Shares for computation of diluted EPS	47,970	47,664

        Options to purchase 1,957,300 shares of common stock for the thirteen weeks ended November 2, 2002 and 1,269,650 shares for the thirteen weeks ended October 27, 2001 were not included in the computation of diluted EPS because the exercise price of those options was greater than the average market price of the common shares.

5. Undivided Interests in NMG Credit Card Master Trust

        Pursuant to a revolving credit card securitization program, the Company transfers substantially all of its credit card receivables to a wholly-owned subsidiary, Neiman Marcus Funding Corporation, which in turn sells such receivables to the Neiman Marcus Credit Card Master Trust (the Trust). The Trust issued certificates representing undivided interests in the credit card receivables to both third-party investors (Sold Interests) and to the Company (Retained Interests). The Retained Interests are shown as "Undivided interests in NMG Credit Card Trust" on the Company's Condensed Consolidated Balance Sheets.

6. Derivative Financial Instruments

        As of November 2, 2002, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $26.9 million. The contracts have varying maturity dates through August 2003. The settlement terms of the forward contracts, including amount, currency and maturity, correspond with the payment terms for purchases of merchandise inventories. These contracts have been designated and accounted for as cash flow hedges.

        At November 2, 2002, the fair value of the Company's outstanding foreign currency exchange contracts was an asset of approximately $0.5 million. This amount, net of taxes, is reflected in accumulated other comprehensive income.

7. Commitments and Contingencies

        The Company is involved in various suits and claims in the ordinary course of business. Management does not believe that the disposition of any such suits or claims will have a material adverse effect upon the consolidated results of operations, cash flows or the financial position of the Company.

8. Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the guidance previously provided in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 will be effective for disposal activities initiated after December 31, 2002. The Company does not expect that the implementation of SFAS No. 146 will have a material impact on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

        Matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements, including statements regarding the Company's objectives and expectations concerning, among other things, its:

  •
  productivity and profitability;

  •
  merchandising and marketing strategies;

  •
  inventory performance;

  •
  store renovation and expansion plans;

  •
  capital expenditures;

  •
  liquidity; and

  •
  development of management information systems.

        These forward-looking statements are made based on management's expectations and beliefs concerning future events, as well as on assumptions made by and data currently available to management. Therefore, these forward-looking statements involve a number of risks and uncertainties and are not guarantees of future performance. A variety of factors could cause the Company's actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements. Factors that could affect future performance include, but are not limited, to:

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

  •
  competitive responses to the Company's marketing, merchandising and promotional efforts and/or inventory liquidations by vendors or other retailers;

  •
  delays in the receipt of merchandise ordered by the Company due to work stoppages and/or other causes of delay in connection with either the manufacture or shipment of such merchandise;

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

  •
  the financial viability of the Company's designers, vendors and other sources of merchandise;

  •
  changes in foreign currency exchange rates;

  •
  changes in the Company's relationships with certain of its key sales associates;

  •
  changes in key management personnel;

  •
  changes in the Company's proprietary credit card arrangement that adversely impact its ability to provide consumer credit; or

  •
  changes in government or regulatory requirements increasing the Company's costs of operations.

        The Company undertakes no obligation to update or revise (publicly or otherwise) any forward-looking statements to reflect subsequent events, new information or future circumstances.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events. Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates. The amounts currently estimated by the Company are subject to change if different assumptions as to the outcome of future events were made. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. See Note 1 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a summary of the Company's critical accounting policies. A description of the Company's critical accounting policies is also included in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended August 3, 2002.

OVERVIEW

        The Neiman Marcus Group, Inc., together with its operating divisions and subsidiaries, is a high-end specialty retailer. The Company's operations include the Specialty Retail Stores segment and the Direct Marketing segment. The Specialty Retail Stores segment consists primarily of Neiman Marcus and Bergdorf Goodman stores. The Direct Marketing segment conducts both print catalogue and online operations under the Neiman Marcus, Horchow and Chef's Catalogue brand names.

        The following table sets forth certain items expressed as percentages of net sales for the periods indicated.

	Thirteen Weeks Ended
	November 2, 2002	October 27, 2001
Revenues	100.0%	100.0%
Cost of goods sold including buying and occupancy costs	61.8	64.0
Selling, general and administrative expenses	27.9	29.8

Operating earnings	10.3	6.2
Interest expense	0.5	0.6

Earnings before income taxes, minority interest and change in accounting principle	9.8	5.6
Income taxes	3.8	2.1

Earnings before minority interest and change in accounting principle	6.0	3.5
Minority interest in net earnings of subsidiaries	(0.1)	(0.1)

Earnings before change in accounting principle	5.9	3.4
Change in accounting principle—writedown of intangible assets, net of taxes	(2.0)	—

Net earnings	3.9%	3.4%

        Set forth in the following table is certain summary information with respect to the Company's operations for the periods indicated.

OPERATING RESULTS

	Thirteen Weeks Ended
	November 2, 2002	October 27, 2001(3)
	(dollars in millions)
REVENUES
Specialty Retail Stores	$601.1	$561.0
Direct Marketing(1)	114.4	101.8
Other(2)	18.6	18.4

Total	$734.1	$681.2

OPERATING EARNINGS
Specialty Retail Stores	$71.7	$47.9
Direct Marketing(1)	7.4	(2.3)
Other(2)	(3.9)	(3.3)

Total	$75.2	$42.3

OPERATING PROFIT MARGIN
Specialty Retail Stores	11.9%	8.5%
Direct Marketing(1)	6.5%	(2.3)%
Total	10.2%	6.2%

(1)
Direct Marketing includes the operations of Neiman Marcus Direct and the Company's online operations.

(2)
Other includes the operations of the Brand Development Companies and corporate expenses.

(3)
Beginning in fiscal year 2001, all of the Company's online operations are included in Direct Marketing. Previously, certain online operations were included in Other. Therefore, the amounts above for the first quarter of fiscal year 2002 have been reclassified to conform to the current period presentation.

THIRTEEN WEEKS ENDED NOVEMBER 2, 2002 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 27, 2001

        Revenues.    Revenues for the first quarter of fiscal year 2003 of $734.1 million increased $52.9 million, or 7.8 percent, from $681.1 million in the prior year period. The increase in revenues was attributable to both an increase in comparable revenues and the revenues generated by new stores.

        Comparable revenues in the first quarter of fiscal year 2003 increased 5.8 percent compared to the first quarter of fiscal year 2002. Comparable revenues increased 4.8 percent for Specialty Retail Stores and 12.3 percent for Direct Marketing. The Company believes the increases in comparable revenues for both Specialty Retail Stores and Direct Marketing reflect a higher level of consumer spending in the first quarter of fiscal year 2003 compared to the prior year. Sales in September and October 2001 were significantly impacted by a decrease in consumer spending subsequent to the September 11, 2001 terrorist attacks in the United States. Comparable revenues in the first quarter of fiscal year 2002 declined by 10.9 percent.

        Comparable revenues for the Brand Development Companies declined in the first quarter of fiscal year 2003, with a decrease for Kate Spade LLC being offset, in part, by an increase for Gurwitch Bristow Products, LLC.

        The Company opened a new Neiman Marcus store in Coral Gables, Florida during September 2002 and a new Neiman Marcus store in Orlando, Florida during October 2002.

        Gross margin.    Gross margin was 38.2 percent of revenues for the first quarter of fiscal year 2003 compared to 36.0 percent for the first quarter of fiscal year 2002. The increase in gross margin was primarily due to decreases in both markdowns and buying and occupancy costs as percentages of revenues.

        Markdowns decreased as a percentage of revenues by approximately 3.9 percent for the first quarter of fiscal year 2003 compared to the prior year period. The Company incurred a higher level of markdowns in the first quarter of fiscal year 2002 in connection with additional and more aggressive promotional events necessary to clear inventories in response to declines in retail sales.

        A significant portion of the Company's buying and occupancy costs are fixed in nature. Buying and occupancy costs decreased as a percentage of revenues for the first quarter of fiscal year 2003 compared to the prior year period primarily due to an increase in revenues.

        Selling, general and administrative expenses.    Selling, general and administrative expenses (SG&A) were 27.9 percent of revenues in the first quarter of fiscal year 2003 compared to 29.8 percent of revenues in the first quarter of fiscal year 2002. The net decrease in SG&A as a percentage of revenues in the first quarter of fiscal year 2003 was primarily due to 1) lower catalogue production and circulation costs due primarily to a planned reduction in catalogue circulation and the leveraging of the fixed-cost component of Direct Marketing expenses, 2) a lower level of SG&A as a percentage of revenues for the Company's more mature stores, 3) higher income received in connection with the Company's undivided interests in the NMG Credit Card Master Trust as a result of a decline in interest rates and 4) the elimination of amortization of the Company's intangible assets in the first quarter of fiscal year 2003 upon implementation of a new accounting principle.

        The decreases in SG&A were partially offset by 1) higher health care and professional fee expenses, 2) certain officer separation and retirement costs, 3) increased preopening costs and 4) a higher ratio of SG&A to revenues for the Company's less mature stores.

        Segment operating earnings.    Operating earnings for the Specialty Retail Stores segment were $71.7 million in the first quarter of fiscal year 2003 compared to $47.9 million in the first quarter of fiscal year 2002. This increase was primarily the result of increased sales, reduced markdowns and net decreases in both buying and occupancy expenses and SG&A expenses as percentages of revenues.

        Operating earnings for Direct Marketing increased to $7.4 million in the first quarter of fiscal year 2003 from an operating loss of $2.3 million in the first quarter of fiscal year 2002, primarily as a result of an improvement in the operating performance of the Company's online operations and lower catalogue production and circulation costs due to reduced catalogue circulation.

        Interest expense, net.    Net interest expense was $3.6 million for the first quarter of fiscal year 2003 compared to $4.0 million for the first quarter of fiscal year 2002. The decrease in net interest expense of $0.4 million was primarily due to reduced interest costs associated with lower borrowings on the Company's revolving credit facility in the first quarter of fiscal year 2003. The Company borrowed $50 million on its current revolving credit facility during the first quarter of fiscal year 2003 and $100 million on its former revolving credit facility during the first quarter of fiscal year 2002.

        Income taxes.    The Company's effective income tax rate was 38.5 percent for the first quarter of fiscal year 2003 and 38 percent for the first quarter of fiscal year 2002.

        Change in accounting principle—writedown of intangible assets, net of taxes.    The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" as of the beginning of the first quarter of fiscal year 2003. SFAS No. 142 established a new fair value-based accounting model for the valuation of goodwill and indefinite-lived intangible assets recorded in connection with business combinations. Pursuant to the provisions of SFAS No. 142, goodwill and indefinite-lived intangible assets are measured for impairment by applying a fair value-based test at least annually and are not amortized. Based upon its review procedures and the valuation results of its independent third party appraisal experts, the Company recorded a $24.1 million writedown in the carrying value of the indefinite-lived intangible assets of its Direct Marketing segment. The writedown ($14.8 million, net of taxes) is reflected as a change in accounting principle in the accompanying Condensed Consolidated Statements of Earnings for the first quarter of fiscal year 2003.

QUARTERLY DATA AND SEASONALITY

        The specialty retail industry is seasonal in nature and a disproportionately higher level of the Company's revenues and earnings are generated in the fall and holiday selling seasons. The Company's working capital requirements and inventories increase substantially in the first fiscal quarter in anticipation of the holiday selling season.

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

        During the first quarter of fiscal year 2003, cash used for operating activities was $55.6 million compared to cash used for operating activities of $34.0 million in the first quarter of fiscal year 2002. Despite an increase in net earnings (before the non-cash impact of the accounting change in the first quarter of fiscal year 2003), cash used in operating activities increased in the first quarter of fiscal year 2003 by approximately $21.6 million compared to the prior year period. This increase was primarily the result of higher inventory balances and lower levels of accounts payable and accrued liabilities. The increase in inventories in the current year primarily relates to the two new Neiman Marcus stores opened since the end of the first quarter of fiscal year 2002. The decrease in accounts payable and accrued liabilities is attributable primarily to earlier merchandise receipts and payments of fall and holiday season goods in the current year.

        As of November 2, 2002, the Company had cash and cash equivalents of $67.3 million and outstanding borrowings of $50 million pursuant to the Company's $300 million unsecured revolving credit facility. The Company has used the $50 million proceeds from the revolving credit facility to fund its seasonal working capital requirements. At October 27, 2001, the Company had cash and cash equivalents of $86.8 million and outstanding borrowings of $100 million pursuant to the Company's $450 million unsecured revolving credit facility. The $450 million revolving credit facility was replaced by the $300 million credit facility on August 26, 2002.

        The Company currently plans to open two new Neiman Marcus stores over the next three fiscal years and has consistently focused on renovating and modernizing its stores to improve productivity. The Company anticipates capital expenditures for fiscal year 2003 to be approximately $120 million to $130 million.

        Management believes that operating cash flows, currently available vendor financing and amounts available pursuant to its $300 million revolving credit facility and its credit card securitization program should be sufficient to fund the Company's operations, debt service and currently anticipated capital expenditure requirements through the end of fiscal year 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the guidance previously provided in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 will be effective for disposal activities initiated after December 31, 2002. The Company does not expect that the implementation of SFAS No. 146 will have a material impact on the Company's consolidated financial position or results of operations.

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

        Future borrowings under the Company's revolving credit facility, to the extent of outstanding borrowings, would be affected by interest rate changes. As of November 2, 2002, the Company had $50 million in borrowings outstanding under this facility. Assuming outstanding borrowings throughout fiscal year 2003 of $50 million, a change of 100 basis points in interest rates would impact earnings by $0.5 million.

        The Company's outstanding long-term debt as of November 2, 2002 is at fixed interest rates and would not be affected by interest rate changes.

        Pursuant to a revolving credit card securitization program that begins to expire in September 2005, the Company sold substantially all of its credit card receivables through a subsidiary in exchange for certificates representing undivided interests in such receivables. The Class A Certificates, which have an aggregate principal value of $225 million, were sold to investors. The holders of the Class A Certificates are entitled to monthly interest distributions from the Trust at the contractually-defined rate of one month LIBOR plus 0.27 percent annually. The distributions to the Class A Certificate holders are payable from the finance charge income generated by the credit card receivables held by the Trust. At November 2, 2002, the Company estimates a 100 basis point increase in LIBOR would result in an approximate annual decrease of $2.25 million in income to the Company from its Retained Interests in the credit card portfolio held by the Trust.

        The Company uses derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources. The Company enters into foreign currency contracts denominated in the euro and British pound. The Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $26.9 million as of November 2, 2002 and approximately $30.1 million as of October 27, 2001. The market risk inherent in these instruments was not material to the Company's consolidated financial condition, results of operations, or cash flows for the first quarter of fiscal year 2003 or the first quarter of fiscal year 2002.

        Based on a review of the Company's financial instruments outstanding at November 2, 2002 that are sensitive to market risks, the Company has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations, or cash flows as of such date.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. The Company's Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company's management, evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act) of the Company as of a date within 90 days before the filing of this quarterly report (the Evaluation Date). Based on that evaluation, such officers have concluded that, as of the Evaluation Date, such controls and procedures are effective to ensure that required information will be disclosed on a timely basis in the Company's reports filed under the Exchange Act.

(b)
Changes in Internal Controls

  There have been no significant changes to the Company's internal controls or in other factors that could significantly affect the disclosure controls and procedures since the Evaluation Date.

THE NEIMAN MARCUS GROUP, INC.

PART II

ITEM 1. LEGAL PROCEEDINGS

        Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference as if fully restated herein. Note 7 contains forward-looking statements that are subject to the risks and uncertainties discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

    None.

  (b)
  Reports on Form 8-K

    On October 9, 2002, the Company filed a Current Report on Form 8-K/A to report, under Item 9, that its principal executive officer and principal financial officer resubmitted sworn statements to the Securities and Exchange Commission pursuant to Commission Order No. 4-460 to reflect the October 3, 2002 filing date of the Company's 2002 Annual Report on Form 10-K.

    On October 2, 2002, the Company filed a Current Report on Form 8-K to report, under Item 9, that the principal executive officer, Burton M. Tansky, and principal financial officer, James E. Skinner, of The Neiman Marcus Group, Inc. submitted sworn statements to the Securities and Exchange Commission pursuant to Commission Order No. 4-460 and sworn certifications required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to the Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

    On September 23, 2002, the Company filed a Current Report on Form 8-K under Item 9, to disclose under Regulation FD quarterly and annual revenues and operating earnings (losses) for the Company's Direct Marketing segment and Other using both the current and prior basis of presentation for the fiscal years ended August 3, 2002 and July 28, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE NEIMAN MARCUS GROUP, INC.

Signature	Title	Date

/s/ T. DALE STAPLETON T. Dale Stapleton	Vice President and Controller (principal accounting officer)	December 9, 2002

CERTIFICATION REQUIRED BY SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I, Burton M. Tansky, certify that:

  1.
  I have reviewed this Quarterly Report on Form 10-Q of The Neiman Marcus Group, Inc.;

  2.
  Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

  (c)
  presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and;
  6.
  The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BURTON M. TANSKY Burton M. Tansky President and Chief Executive Officer	December 9, 2002

CERTIFICATION REQUIRED BY SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I, James E. Skinner, certify that:

  1.
  I have reviewed this Quarterly Report on Form 10-Q of The Neiman Marcus Group, Inc.;

  2.
  Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

  (c)
  presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and;
  6.
  The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES E. SKINNER James E. Skinner Senior Vice President and Chief Financial Officer	December 9, 2002