Form 10-Q
period 2003-02-01
NEIMAN MARCUS GROUP INC
filed 2003-03-17
CIK 819539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 1, 2003

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

As of February 28, 2003, the number of outstanding shares of each of the issuer’s classes of common stock was:

Class	Outstanding Shares
Class A Common Stock, $.01 Par Value	27,859,314
Class B Common Stock, $.01 Par Value	19,666,933

THE NEIMAN MARCUS GROUP, INC.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)	February 1, 2003	August 3, 2002	January 26, 2002

ASSETS
Current assets:
Cash and cash equivalents	$161,229	$178,638	$137,213
Undivided interests in NMG Credit Card Master Trust	295,321	208,602	284,727
Accounts receivable, net	22,271	19,778	21,493
Merchandise inventories	654,309	656,844	584,132
Other current assets	70,964	63,764	72,470
Total current assets	1,204,094	1,127,626	1,100,035

Property and equipment, net	678,131	653,166	633,635
Other assets	119,405	126,754	131,705
Total assets	$2,001,630	$1,907,546	$1,865,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term liabilities	$2,246	$1,098	$4,098
Accounts payable	258,360	257,560	232,694
Accrued liabilities	282,259	259,800	281,272
Total current liabilities	542,865	518,458	518,064

Long-term liabilities:
Notes and debentures	249,722	249,710	249,698
Other long-term liabilities	109,206	77,473	95,474
Total long-term liabilities	358,928	327,183	345,172

Minority interest	9,044	6,592	9,202

Common stock	482	480	479
Additional paid-in capital	446,461	443,788	435,052
Accumulated other comprehensive (loss) income	(12,270)	906	(454)
Retained earnings	671,140	610,139	557,860
Treasury stock (524,177 shares, at cost)	(15,020)	—	—
Total shareholders’ equity	1,090,793	1,055,313	992,937
Total liabilities and shareholders’ equity	$2,001,630	$1,907,546	$1,865,375

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share data)	February 1, 2003	January 26, 2002	February 1, 2003	January 26, 2002

Revenues	$938,467	$908,086	$1,672,550	$1,589,235
Cost of goods sold including buying and occupancy costs	654,578	645,766	1,108,509	1,081,656
Selling, general and administrative expenses	225,485	215,503	430,393	418,490
Impairment and other charges	—	2,000	—	2,000

Operating earnings	58,404	44,817	133,648	87,089

Interest expense, net	4,345	4,260	7,939	8,246
Earnings before income taxes, minority interest and change in accounting principle	54,059	40,557	125,709	78,843
Income taxes	20,813	15,411	48,398	29,960
Earnings before minority interest and change in accounting principle	33,246	25,146	77,311	48,883
Minority interest in net earnings of subsidiaries	(769)	(844)	(1,509)	(1,588)

Earnings before change in accounting principle	32,477	24,302	75,802	47,295

Change in accounting principle – writedown ofintangible assets, net of taxes	—	—	(14,801)	—
Net earnings	$32,477	$24,302	$61,001	$47,295

Weighted average number of common and common equivalent shares outstanding:
Basic	47,558	47,431	47,627	47,379
Diluted	47,850	47,763	47,910	47,698

Basic earnings per share:
Earnings before change in accounting principle	$0.68	$0.51	$1.59	$1.00
Change in accounting principle – writedown of intangible assets, net of taxes	—	—	(0.31)	—
Basic earnings per share	$0.68	$0.51	$1.28	$1.00

Diluted earnings per share:
Earnings before change in accounting principle	$0.68	$0.51	$1.58	$0.99
Change in accounting principle – writedown of intangible assets, net of taxes	—	—	(0.31)	—
Diluted earnings per share	$0.68	$0.51	$1.27	$0.99

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-Six Weeks Ended
(in thousands)	February 1, 2003	January 26, 2002

CASH FLOWS – OPERATING ACTIVITIES
Net earnings	$61,001	$47,295
Change in accounting – writedown of intangible assets, net of taxes	14,801	—
Earnings before change in accounting principle	75,802	47,295
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39,749	40,882
Minority interest	1,509	1,588
Other	5,480	10,914
Changes in current assets and liabilities:
Increase in accounts receivable	(2,493)	(786)
Decrease in merchandise inventories	2,535	64,735
Increase in accounts payable and accrued liabilities	27,910	16,785
Other	(5,638)	3,277
NET CASH PROVIDED BY OPERATING ACTIVITIES	144,854	184,690

CASH FLOWS – INVESTING ACTIVITIES
Capital expenditures	(64,715)	(85,003)
Transactions related to undivided interests in NMG Credit Card Master Trust:
Purchases of held-to-maturity securities	(553,355)	(555,937)
Maturities of held-to-maturity securities	468,489	491,927
NET CASH USED FOR INVESTING ACTIVITIES	(149,581)	(149,013)

CASH FLOWS – FINANCING ACTIVITIES
Proceeds from borrowings	81,051	133,240
Repayment of debt	(80,000)	(130,000)
Acquisition of treasury stock	(15,020)	—
Proceeds from exercises of stock options and restricted stock grants	1,309	1,005
Other equity activities	(22)	—
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(12,682)	4,245

CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	(17,409)	39,922
Beginning balance	178,638	97,291
Ending balance	$161,229	$137,213

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$9,197	$9,783
Income taxes	$31,791	$11,113

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                       Basis of Presentation

The Condensed Consolidated Financial Statements of The Neiman Marcus Group, Inc. and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statements.  Therefore, the financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

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

Certain prior period balances have been reclassified to conform to the current period presentation.

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

Management of the Company believes the following critical accounting policies, among others, encompass the more significant judgments and estimates used in preparation of its financial statements:

•                                          Revenue recognition;

•                                          Valuation of merchandise inventories, including determination of original retail values, recognition of markdowns and vendor allowances, estimation of inventory shrinkage, and determination of cost of sales;

•                                          Recognition of income and expenses related to the Company’s securitization program;

•                                          Determination of impairment of long-lived assets;

•                                          Recognition of advertising and catalogue costs;

•                                          Recognition of costs related to the Company’s loyalty programs;

•                                          Recognition of income taxes; and

•                                          Measurement of accruals for general liability, workers’ compensation and health insurance as well as short-term disability, pension and postretirement health care benefits.

A description of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

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

The following table sets forth the information for the Company’s reportable segments:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	February 1, 2003	January 26, 2002	February 1, 2003	January 26, 2002
REVENUES:
Specialty Retail Stores	$756,097	$745,714	$1,357,218	$1,306,661
Direct Marketing(1)	161,269	144,394	275,634	246,192
Other	21,101	17,978	39,698	36,382
Total	$938,467	$908,086	$1,672,550	$1,589,235

OPERATING EARNINGS:
Specialty Retail Stores(2)	$43,826	$41,232	$115,539	$89,144
Direct Marketing(1)	17,984	8,279	25,401	5,954
Other	(3,406)	(2,694)	(7,292)	(6,009)
Total	$58,404	$46,817	$133,648	$89,089

(1)               Direct Marketing includes the operations of Neiman Marcus Direct and the Company’s online operations.  During fiscal year 2002, the Company reclassified its Neiman Marcus Online operations to the Direct    Marketing segment from Other.  Prior year amounts have been reclassified to conform to the current year  presentation.

(2)               Segment operating earnings for the thirteen weeks and twenty-six weeks ended January 26, 2002 exclude a $2.0 million pretax charge in connection with certain cost reduction strategies consisting primarily of severance costs and lease termination expenses incurred in connection with the closing of the Galleries of Neiman Marcus store in Seattle, Washington.

3.                                       Change in Accounting Principle – Writedown of Intangible Assets

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” as of the beginning of the first quarter of fiscal year 2003.  SFAS No. 142 established a new fair value-based accounting model for the valuation of goodwill and indefinite-lived intangible assets recorded in connection with business combinations.  Pursuant to the provisions of SFAS No. 142, goodwill and indefinite-lived intangible assets are measured for impairment by applying a fair value-based test at least annually and are not amortized.

In connection with the adoption of the provisions of SFAS No. 142, the Company engaged third party appraisal experts to assist with the determination of the fair value of its goodwill and intangible assets.  For each of the Company’s operating segments, a summary of the intangible assets recorded by the Company as of the beginning of the first quarter of fiscal year 2003 in accordance with the cost-based accounting model established by previous accounting principles and the adjustment required to adopt the fair value model of SFAS No. 142 is as follows:

(in thousands)	Carrying Value at August 4, 2002	SFAS No. 142 Adjustment	Adjusted Carrying Value
Direct Marketing
Goodwill	$23,747	$—	$23,747
Indefinite-lived tradenames	60,732	(24,066)	36,666

Other
Indefinite-lived tradenames	32,945	—	32,945
	$117,424	$(24,066)	$93,358

The $24.1 million writedown in the carrying value of the indefinite-lived intangible assets of the Company’s Direct Marketing segment is reflected as a change in accounting principle ($14.8 million, net of taxes) in the accompanying Condensed Consolidated Statements of Earnings for the twenty-six weeks ended February 1, 2003.

The Company ceased amortization of its goodwill and indefinite-lived intangible assets as of the beginning of fiscal year 2003.  Amortization expense for the second quarter of fiscal year 2002 was approximately $1.4 million and reduced diluted earnings per share by $0.02 for the period.  Amortization expense for the twenty-six weeks ended January 26, 2002 was approximately $2.9 million and reduced diluted earnings per share by $0.04 for the period.

4.                                       Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (Pension Plan) covering substantially all full-time employees.  Benefits under the Pension Plan are based on the employees’ years of service and compensation over defined periods of employment.  Pension Plan assets consist primarily of equity and fixed income securities.

The Company received the final valuation of the Pension Plan for the 2002 plan year from its outside actuarial firm in March 2003.  A summary of the assets held by the Pension Plan and the Company’s obligations, as calculated by its actuaries, as of the beginning of fiscal year 2003 are as follows:

(in thousands)

Fair value of plan assets	$145,945
Accumulated benefit obligation (ABO)	$175,903
Projected benefit obligation (PBO)	$210,024

Minimum liability	$29,958
Less: accrued pension cost	(6,108)
Additional minimum liability	$23,850

Upon receipt of the actual calculation of the minimum liability by the Company’s actuaries, the Company increased its pension liability by $23.8 million to record the additional minimum liability in the second quarter of fiscal year 2003 which resulted in a decrease, net of tax, of $14.1 million to accumulated other comprehensive loss.

Pension expense is based on information provided by the Company’s actuaries that uses assumptions to estimate the total benefits ultimately payable to associates and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company recorded pension expense of $2.6 million for the second quarter of fiscal year 2003 and $1.5 million for the second quarter of fiscal year 2002.  The Company recorded pension expense of $5.2 million for the twenty-six weeks ended February 1, 2003 and $3.0 million for the twenty-six weeks ended January 26, 2002.

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  The Company anticipates making a contribution of $11.5 million to the Pension Plan for the plan year ended July 2001 in the third quarter of fiscal year 2003.  The Company’s contribution for the plan year ended July 2002 is estimated to be $17.3 million and will be funded in quarterly installments during fiscal year 2003 and fiscal year 2004.

5.                                       Treasury Stock

In prior years, the Company’s Board of Directors has authorized various stock repurchase programs and increases in the number of shares subject to repurchase.  During the second quarter of fiscal year 2003, the Company repurchased 524,177 shares at an average purchase price of $28.65.  As of February 1, 2003, approximately 1.4 million shares remained available for repurchase under the Company’s stock repurchase programs.

6.                                       Earnings per Share

The weighted average shares used in computing basic and diluted earnings per share (EPS) are presented in the table below.  No adjustments were made to net earnings for the computations of basic and diluted EPS during the periods presented.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands of shares)	February 1, 2003	January 26, 2002	February 1, 2003	January 26, 2002

Weighted average shares outstanding	47,855	47,716	47,918	47,699

Less: non-vested restricted stock	(297)	(285)	(291)	(320)

Shares for computation of basic EPS	47,558	47,431	47,627	47,379

Effect of dilutive stock options and restricted stock	292	332	283	319
Shares for computation of diluted EPS	47,850	47,763	47,910	47,698

Shares represented by antidilutive stock options	1,955	1,260	1,956	1,265

Antidilutive stock options were not included in the computation of diluted EPS because the exercise price of those options was greater than the average market price of the common shares.

7.                                       Stock-Based Compensation

The Company accounts for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations.

8.                                       Undivided Interests in NMG Credit Card Master Trust

Pursuant to a revolving credit card securitization program, the Company transfers substantially all of its credit card receivables to a wholly-owned subsidiary, Neiman Marcus Funding Corporation, which in turn sells such receivables to the Neiman Marcus Credit Card Master Trust (the Trust).  The Trust issued certificates representing undivided interests in the credit card receivables to both third-party investors (Sold Interests) and to the Company (Retained Interests).  The Retained Interests are shown as “Undivided interests in NMG Credit Card Master Trust” on the Company’s Condensed Consolidated Balance Sheets.

9.                                       Derivative Financial Instruments

As of February 1, 2003, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $39.4 million. The contracts have varying maturity dates through February 2004.  The settlement terms of the forward contracts, including amount, currency and maturity, correspond with the payment terms for purchases of merchandise inventories.  These contracts have been designated and accounted for as cash flow hedges.

At February 1, 2003, the fair value of the Company’s outstanding foreign currency exchange contracts was an asset of approximately $1.3 million. This amount, net of taxes, is reflected in accumulated other comprehensive loss.

10.                                 Commitments and Contingencies

The Company is involved in various suits and claims in the ordinary course of business.  Management does not believe that the disposition of any such suits or claims will have a material adverse effect upon the consolidated results of operations, cash flows or the financial position of the Company.

11.                                 Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the guidance previously provided in Emerging Issues Task Force Issue (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan.  The provisions of SFAS No. 146 will be effective for disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for periods beginning after December 15, 2002.  Accordingly, the Company will begin making the disclosures required by  SFAS No. 148 beginning in the third quarter of fiscal year 2003.

In November 2002, the EITF reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.”  EITF Issue No. 02-16 provides guidance on how cash consideration received by the Company, as a reseller of others’ goods, should be classified in its statement of earnings.  The Company does not expect EITF Issue No. 02-16 to have a material impact on its consolidated financial position or operating results.

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

These forward-looking statements are made based on management’s expectations and beliefs concerning future events, as well as on assumptions made by and data currently available to management.  These forward-looking statements involve a number of risks and uncertainties and, therefore, are not guarantees of future performance.  A variety of factors could cause the Company’s actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements.  Factors that could affect future performance include, but are not limited, to:

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

•                       delays in anticipated store openings;

•                       political, social, economic or other events resulting in the short or long-term disruption in business at the Company’s stores, distribution centers or offices;

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

•                       impact of funding requirements related to the Company’s noncontributory defined benefit pension plan;

•                       changes in the Company’s relationships with certain of its key sales associates;

•                       changes in key management personnel;

•                       changes in the Company’s proprietary credit card arrangement that adversely impact its ability to provide consumer credit; or

•                       changes in government or regulatory requirements increasing the Company’s costs of operations.

The Company undertakes no obligation to update or revise (publicly or otherwise) any forward-looking statements to reflect subsequent events, new information or future circumstances.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events.  Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates.  The amounts currently estimated by the Company are subject to change if different assumptions as to the outcome of future events were made.  The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Management makes adjustments to its assumptions and judgments when facts and circumstances dictate.  See Note 1 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a summary of the Company’s critical accounting policies.  A description of the Company’s critical accounting policies is included in the Company’s Annual Report to Shareholders on Form 10-K for the fiscal year ended August 3, 2002.

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

For purposes of the following discussion, all references to the “second quarter of 2003” and “second quarter of 2002” are to the Company’s thirteen week fiscal periods ended February 1, 2003 and January 26, 2002, respectively.  All references to “2003” and “2002” are to the Company’s twenty-six week fiscal periods ended February 1, 2003 and January 26, 2002, respectively.

The following table sets forth certain items expressed as percentages of net sales for the periods indicated.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 1, 2003	January 26, 2003	February 1, 2002	January 26, 2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs	69.7	71.1	66.3	68.1
Selling, general and administrative expenses	24.0	23.7	25.7	26.3
Impairment and other charges	—	0.2	—	0.1
Operating earnings	6.3	5.0	8.0	5.5
Interest expense, net	0.5	0.5	0.5	0.5
Earnings before income taxes, minority interest and change in accounting principle	5.8	4.5	7.5	5.0
Income taxes	2.2	1.7	2.9	1.9
Earnings before minority interest and change in accounting principle	3.6	2.8	4.6	3.1
Minority interest in net earnings of subsidiaries	(0.1)	(0.1)	(0.1)	(0.1)
Earnings before change in accounting principle	3.5	2.7	4.5	3.0
Change in accounting principle – writedown of intangible assets, net of taxes	—	—	(0.9)	—
Net earnings	3.5%	2.7%	3.6%	3.0%

Set forth in the following table is certain summary information with respect to the Company’s operations for the periods indicated.

OPERATING RESULTS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollars in millions)	February 1, 2003	January 26, 2002	February 1, 2003	January 26, 2002

REVENUES
Specialty Retail Stores	$756.1	$745.7	$1,357.2	$1,306.6
Direct Marketing(1)	161.3	144.4	275.6	246.2
Other(2)	21.1	18.0	39.7	36.4
Total	$938.5	$908.1	$1,672.5	$1,589.2

OPERATING EARNINGS
Specialty Retail Stores(3)	$43.8	$41.2	$115.5	$89.1
Direct Marketing(1)	18.0	8.3	25.4	6.0
Other(2)	(3.4)	(2.7)	(7.3)	(6.0)
Total	$58.4	$46.8	$133.6	$89.1

OPERATING PROFIT MARGIN
Specialty Retail Stores(3)	5.8%	5.6%	8.6%	6.9%
Direct Marketing(1)	11.2%	5.8%	9.3%	2.5%
Total	6.3%	5.2%	8.0%	5.6%

COMPARABLE REVENUES(4)
Specialty Retail Stores	(2.1)%	(3.3)%	0.9%	(7.3)%
Direct Marketing(1)	11.7%	1.2%	12.0%	(0.5)%
Total	0.5%	(3.0)%	2.8%	(6.5)%

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

(3)               Segment operating earnings for the second quarter of 2002 exclude a $2.0 million pretax charge in connection  with certain cost reduction strategies consisting primarily of severance costs and lease termination expenses incurred in connection with the closing of the Galleries of Neiman Marcus store in Seattle, Washington.

(4)               Comparable revenues include 1) revenues derived from the Company’s retail stores open for more than 52 weeks, including stores that have been relocated or expanded, 2) revenues from the Company’s Direct Marketing operations and 3) revenues from the Company’s Brand Development Companies.

THIRTEEN WEEKS ENDED FEBRUARY 1, 2003 COMPARED TO THIRTEEN WEEKS ENDED JANUARY 26, 2002

Revenues.  Revenues for the second quarter of 2003 of $938.5 million increased $30.4 million, or 3.3 percent, from $908.1 million in the prior year period.  The increase in revenues was attributable to both an increase in comparable revenues and revenues generated by new stores.

Comparable revenues in the second quarter of 2003 increased 0.5 percent compared to the second quarter of 2002.  Comparable revenues decreased 2.1 percent for Specialty Retail Stores and increased 11.7 percent for Direct Marketing. The increase in comparable revenues for Direct Marketing was attributable to increased sales in both the Company’s catalogue and online businesses.  Comparable revenues in the second quarter of 2002 declined by 3.0 percent.

Comparable revenues for the Brand Development Companies increased in the second quarter of 2003, with increases for both Kate Spade LLC and Gurwitch Bristow Products, LLC.

The Company opened a new clearance store in the Denver, Colorado area in November 2002 and completed a 60,000 square foot expansion and remodel of the Las Vegas Neiman Marcus store during the second quarter of 2003.

Gross margin.  Gross margin was 30.3 percent of revenues for the second quarter of 2003 compared to 28.9 percent for the second quarter of 2002.  The increase in gross margin was primarily due to a decrease in markdowns offset, in part, by an increase in buying and occupancy costs as a percentage of revenues.

Markdowns decreased as a percentage of revenues for the second quarter of 2003 compared to the prior year period.  The Company incurred a higher level of markdowns in the second quarter of 2002 in connection with additional and more aggressive promotional events necessary to clear inventories in response to declines in retail sales.

Consistent with industry business practice, the Company receives reimbursement from certain vendors for markdowns related to the vendor’s merchandise and/or to support the gross margins earned by the Company in connection with the sale of the vendor’s merchandise.  These reimbursements are included as a reduction to cost of goods sold, including buying and occupancy costs in the period in which the markdowns are incurred or when the Company otherwise earns such reimbursements.  A substantial portion of these vendor reimbursements are received at the end of the Company’s second and fourth fiscal quarters.  The amounts of vendor reimbursements received by the Company did not have a significant impact on the year-over-year improvement in gross margin in the second quarter of 2003.

Buying and occupancy costs increased as a percentage of revenues during the second quarter of  2003 compared to the prior year period primarily due to a higher ratio of buying and occupancy expenses to revenues for the Company’s less mature stores.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) were 24.0 percent of revenues in the second quarter of 2003 compared to 23.7 percent of revenues in the second quarter of 2002.

The net increase in SG&A as a percentage of revenues in the second quarter of 2003 was primarily due to 1) a higher ratio of SG&A to revenues for the Company’s less mature stores, 2) increased preopening costs incurred in connection with the opening of two Neiman Marcus stores in the first quarter of 2003, the opening of a new clearance store in the second quarter of 2003, and the completion of the remodel of the Las Vegas Neiman Marcus store in the second quarter of 2003, and 3) higher health care and other benefit expenses.

The increases in SG&A were partially offset by 1) lower catalogue production and circulation costs due primarily to a planned reduction in catalogue circulation and the leveraging of the fixed-cost component of Direct Marketing expenses, 2) lower SG&A as a percentage of revenues for the Company’s more mature stores, and 3) the elimination of amortization of the Company’s intangible assets upon implementation of a new accounting principle in the first quarter of 2003.

Segment operating earnings.  Operating earnings for the Specialty Retail Stores segment were $43.8 million in the second quarter of  2003 compared to $41.2 million in the second quarter of 2002.  This increase was primarily the result of increased sales and reduced markdowns offset, in part, by increased buying and occupancy expenses and increased SG&A expenses as percentages of revenues.

Operating earnings for Direct Marketing increased to $18.0 million in the second quarter of 2003 from  $8.3 million in the second quarter of 2002, primarily as a result of an improvement in the operating performance of the Company’s online operations and lower catalogue production and circulation costs due to planned reduction in catalogue circulation.

Interest expense, net.  Net interest expense was $4.3 million for both the second quarter of 2003 and the second quarter of 2002.  Net interest expense for the second quarter of 2003 reflects a decrease in capitalized interest charges associated with store construction offset, in part, by reduced interest costs associated with lower borrowings on the Company’s revolving credit facility compared to the prior year period.  Seasonal borrowings under the Company’s revolving credit facility reached $80 million in the second quarter of 2003 compared to $130 million in the prior year.

Income taxes.  The Company’s effective income tax rate was 38.5 percent for the second quarter of 2003 and 38.0 percent for the second quarter of 2002.

TWENTY-SIX WEEKS ENDED FEBRUARY 1, 2003 COMPARED TO TWENTY-SIX WEEKS ENDED JANUARY 26, 2002

Revenues.  Revenues for 2003 of $1,672.6 million increased $83.3 million, or 5.2 percent, from $1,589.2 million in the prior year period.  The increase in revenues was attributable to both an increase in comparable revenues and revenues generated by new stores.

Comparable revenues in 2003 increased 2.8 percent compared to the prior year period.  Comparable revenues increased 0.9 percent for Specialty Retail Stores and 12.0 percent for Direct Marketing.  The increase in comparable revenues for Direct Marketing was attributable to increased sales in both the Company’s catalogue and online businesses.  Sales in September and October 2001 were significantly impacted by a decrease in consumer spending subsequent to the September 11, 2001 terrorist attacks in the United States.  Comparable revenues in 2002 declined by 6.5 percent.

Comparable revenues for the Brand Development Companies increased in 2003, with the increase for Gurwitch Bristow Products, LLC being offset, in part, by a decrease for Kate Spade LLC.

The Company opened a new Neiman Marcus store in Coral Gables, Florida during September 2002 and a new Neiman Marcus store in Orlando, Florida during October 2002.  During November 2002, the Company opened a new clearance store in the Denver, Colorado area and during the second quarter of 2003 completed a 60,000 square foot expansion and remodel of the Las Vegas Neiman Marcus store.

Gross margin.  Gross margin was 33.7 percent of revenues in 2003 compared to 31.9 percent for the prior year period.  The increase in gross margin was primarily due to a decrease in markdowns offset, in part, by an increase in buying and occupancy costs as percentages of revenues.

Markdowns decreased as a percentage of revenues compared to the prior year period.  The Company incurred a higher level of markdowns in the first and second quarters of 2002 in connection with additional and more aggressive promotional events necessary to clear inventories in response to declines in retail sales.

Consistent with industry business practice, the Company receives reimbursement from certain vendors for markdowns related to the vendor’s merchandise and/or to support the gross margins earned by the Company in connection with the sale of the vendor’s merchandise.  These reimbursements are included as a reduction to cost of goods sold, including buying and occupancy costs in the period in which the markdowns are incurred or when the Company otherwise earns such reimbursements.  A substantial portion of these vendor reimbursements are received at the end of the Company’s second and fourth fiscal quarters.  The amounts of vendor reimbursements received by the Company did not have a significant impact on the year-over-year improvement in gross margin in 2003.

Buying and occupancy costs increased as a percentage of revenues in 2003 compared to the prior year period primarily due to a higher ratio of buying and occupancy expenses to revenues for the Company’s less mature stores offset, in part, by reduced buying and occupancy costs as a percentage of revenues for mature stores.

Selling, general and administrative expenses.  SG&A expenses were 25.7 percent of revenues in 2003 compared to 26.3 percent of revenues in the prior year period.

The net decrease in SG&A as a percentage of revenues in 2003 was primarily due to 1) a lower level of SG&A as a percentage of revenues for the Company’s more mature stores, 2) lower catalogue production and circulation costs due primarily to a planned reduction in catalogue circulation and the leveraging of the fixed-cost component of Direct Marketing expenses, and 3) the elimination of amortization of the Company’s intangible assets in the first quarter of fiscal year 2003 upon implementation of a new accounting principle.

The decreases in SG&A were partially offset by 1) a higher ratio of SG&A to revenues for the Company’s less mature stores, 2) higher health care and other benefit expenses and higher professional fee expenses, 3) increased preopening costs incurred in connection with the opening of two Neiman Marcus stores in the first quarter of 2003, the opening of a new clearance store in the second quarter of 2003, and the completion of the remodel of the Las Vegas Neiman Marcus store in the second quarter of 2003, and 4) certain officer separation and retirement costs.

Segment operating earnings.  Operating earnings for the Specialty Retail Stores segment were $115.5 million in 2003 compared to $89.1 million in the prior year period.  This increase was primarily the result of increased sales and  reduced markdowns offset, in part, by increased buying and occupancy expenses and increased SG&A expenses as percentages of revenues.

Operating earnings for Direct Marketing increased to $25.4 million in 2003 from $6.0 million in the prior year period, primarily as a result of an improvement in the operating performance of the Company’s online operations and lower catalogue production and circulation costs due to planned reduction in catalogue circulation.

Interest expense, net.  Net interest expense was $7.9 million in 2003 compared to $8.2 million for the prior year period.  The decrease in net interest expense of $0.3 million was primarily due to reduced interest costs associated with lower borrowings on the Company’s revolving credit facility offset, in part, by a decrease in capitalized interest charges associated with store construction.  Seasonal borrowings under the Company’s revolving credit facility reached $80 million in the second quarter of 2003 compared to $130 million in the prior year.

Income taxes.  The Company’s effective income tax rate was 38.5 percent in 2003 and 38.0 percent in the prior year period.

Change in accounting principle – writedown of intangible assets, net of taxes.  The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” as of the beginning of the first quarter of fiscal year 2003.  SFAS No. 142 established a new fair value-based accounting model for the valuation of goodwill and indefinite-lived intangible assets recorded in connection with business combinations.  Pursuant to the provisions of SFAS No. 142, goodwill and indefinite-lived intangible assets are measured for impairment by applying a fair value-based test at least annually and are not amortized.  Based upon its review procedures and the valuation results of its independent third party appraisal experts, the Company recorded a $24.1 million writedown in the carrying value of the indefinite-lived intangible assets of its Direct Marketing segment.  The writedown ($14.8 million, net of taxes) is reflected as a change in accounting principle in the accompanying Condensed Consolidated Statements of Earnings.

QUARTERLY DATA AND SEASONALITY

The specialty retail industry is seasonal in nature and a disproportionately higher level of the Company’s revenues and earnings are generated in the fall and holiday selling seasons.  The Company’s working capital requirements and inventories increase substantially in the first fiscal quarter in anticipation of the holiday selling season.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements consist principally of the funding of its merchandise purchases, capital expenditures for new store growth, store renovations, upgrades of its management information systems, debt service requirements and funding of the Company’s obligations related to its defined benefit pension plan.  The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

In 2003, cash provided by operating activities was $144.9 million compared to cash provided by operating activities of $184.7 million for the prior year period.  Despite an increase in net earnings (before the non-cash impact of the accounting change in the first quarter of 2003), cash provided by operating activities decreased in 2003 by approximately $39.8 million compared to the prior year period.  This decrease was primarily the result of a higher net investment in inventory (inventory less accounts payables) compared to the prior year period.  A significant portion of the higher net investment in inventories in the current year relates to the two new Neiman Marcus stores and two new clearance stores opened since the end of the first quarter of 2002.

As of February 1, 2003, the Company had cash and cash equivalents of $161.2 million and no outstanding borrowings under the Company’s $300 million unsecured revolving credit facility.  During the second quarter of fiscal year 2003, the Company repaid the $80 million previously borrowed to fund seasonal working capital requirements.  At January 26, 2002, the Company had cash and cash equivalents of $137.2 million and no outstanding borrowings under the Company’s $450 million unsecured revolving credit facility.  The $450 million revolving credit facility was replaced by the $300 million credit facility on August 26, 2002.

In prior years, the Company’s Board of Directors has authorized various stock repurchase programs and increases in the number of shares subject to repurchase.  During the second quarter of fiscal year 2003, the Company repurchased 524,177 shares at an average purchase price of $28.65.  As of February 1, 2003, approximately 1.4 million shares remained available for repurchase under the Company’s stock repurchase programs.

The Company has a noncontributory defined benefit pension plan (Pension Plan) covering substantially all full-time employees.  Benefits under the Pension Plan are based on the employees’ years of service and compensation over defined periods of employment.  Pension Plan assets consist primarily of equity and fixed income securities.  When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.    The Company anticipates making a contribution of $11.5 million to the Pension Plan for the plan year ended July 2001 in the third quarter of 2003.  The Company’s contribution for the plan year ended July 2002 is estimated to be $17.3 million and will be funded in quarterly installments during 2003 and 2004.

Pension expense is based on information provided by the Company's actuaries that uses assumptions to estimate the total benefits ultimately payable to associates and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company recorded pension expense of $2.6 million for the second quarter of 2003 and $1.5 million for the second quarter of 2002.  The Company recorded pension expense of $5.2 million for 2003 and $3.0 million for 2002.

The Company currently plans to open two new Neiman Marcus stores over the next three fiscal years and has consistently focused on renovating and modernizing its existing stores to improve productivity. The Company anticipates capital expenditures for fiscal year 2003 to be approximately $120 million to $130 million.

OUTLOOK

Based on current assumptions, the Company anticipates comparable store revenues to be in the negative 1.0 percent to positive 1.0 percent range for the third quarter of 2003.  The accuracy of these assumptions and of the resulting forecasts is subject to uncertainties and circumstances beyond the Company’s control.  Consequently, actual results could differ materially from the forecasted results. See “Factors That May Affect Future Results” for a discussion of items and events that could cause actual results to vary from the Company’s expectations.

Management believes that operating cash flows, currently available vendor financing and amounts available pursuant to its $300 million revolving credit facility and its credit card securitization program should be sufficient to fund the Company’s operations, debt service, pension funding requirements and currently anticipated capital expenditure requirements through the end of 2003.

IMPACT OF INFLATION

The Company believes changes in revenues and net earnings that have resulted from inflation and changing prices have not been material during the periods presented.  The Company adjusts selling prices to maintain certain profit levels and will continue to do so in the future as economic conditions permit.  There is no assurance, however, that inflation will not materially affect the Company in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the guidance previously provided in Emerging Issues Task Force Issue (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan.  The provisions of SFAS No. 146 will be effective for disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for periods beginning after December 15, 2002.  Accordingly, the Company will begin making the disclosures required by  SFAS No. 148 beginning in the third quarter of fiscal year 2003.

In November 2002, the EITF reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.”  EITF Issue No. 02-16 provides guidance on how cash consideration received by the Company, as a reseller of others’ goods, should be classified in its statement of earnings.  The Company does not expect EITF Issue No. 02-16 to have a material impact on its consolidated financial position or operating results.

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

Future borrowings under the Company’s revolving credit facility, to the extent of outstanding borrowings, would be affected by interest rate changes.  As of February 1, 2003, the Company had no borrowings outstanding under this facility.

The Company’s outstanding long-term debt as of February 1, 2003 is at fixed interest rates and would not be affected by interest rate changes.

Pursuant to a revolving credit card securitization program that begins to expire in September 2005, the Company sold substantially all of its credit card receivables through a subsidiary in exchange for certificates representing undivided interests in such receivables.  The Class A Certificates, which have an aggregate principal value of $225 million, were sold to investors. The holders of the Class A Certificates are entitled to monthly interest distributions from the Trust at the contractually-defined rate of one month LIBOR plus 0.27 percent annually.  The distributions to the Class A Certificate holders are payable from the finance charge income generated by the credit card receivables held by the Trust.  At     February 1, 2003, the Company estimates a 100 basis point increase in LIBOR would result in an approximate annual decrease of $2.25 million in income to the Company from its Retained Interests in the credit card portfolio held by the Trust.

The Company uses derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources.  The Company enters into foreign currency contracts denominated in the euro and British pound. The Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $39.4 million as of February 1, 2003 and approximately $35.0 million as of January 26, 2002.  The market risk inherent in these instruments was not material to the Company’s consolidated financial position, results of operations, or cash flows for the thirteen weeks and twenty-six weeks ended February 1, 2003 and January 26, 2002.

Based on a review of the Company’s financial instruments outstanding at February 1, 2003 that are sensitive to market risks, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

ITEM 4.  CONTROLS AND PROCEDURES

(a)               Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. The Company’s Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company’s management, evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act) of the Company as of a date within 90 days before the filing of this quarterly report (the Evaluation Date).  Based on that evaluation, such officers have concluded that, as of the Evaluation Date, such controls and procedures are effective to ensure that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act.

(b)              Changes in Internal Controls

There have been no significant changes to the Company’s internal controls or in other factors that could significantly affect the disclosure controls and procedures since the Evaluation Date.

THE NEIMAN MARCUS GROUP, INC.

PART II

Item 1.             Legal Proceedings

Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference as if fully restated herein.  Note 10 contains forward-looking statements that are subject to the risks and uncertainties discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results.”

Item 4.   Submission of Matters to a Vote of Security Holders

1.                                       The Annual Meeting of Shareholders of the Company was held on January 21, 2003.  One Class A director and two Class B directors were elected to serve for three-year terms expiring at the 2006 Annual Meeting of Shareholders as follows:

	Votes Cast For	Votes Withheld	Broker Non-Votes
CLASS A Director
Vincent M. O’Reilly	20,321,398	3,768,615	0

CLASS B Directors
John R. Cook	16,052,152	1,168,897	0
Burton M. Tansky	16,051,485	1,169,564	0

Only holders of Class A Common Stock are entitled to vote on the election of the Class A director and only holders of Class B Common Stock are entitled to vote on the election of the Class B directors.  There were no abstentions with respect to the election of directors.

Richard A. Smith, Robert A. Smith, Brian J. Knez, Walter J. Salmon, Matina S. Horner, Paula Stern, Gary L. Countryman and Carl Sewell continued as directors of the Company.

2.                                       Ratification of the appointment by the Board of Directors of Deloitte & Touche LLP as the Company’s independent auditors for the 2003 fiscal year:

For	35,682,556
Against	5,579,246
Abstain	49,260

3.                                       Stockholder proposal concerning cumulative voting in the election of directors:

For	9,132,809
Against	29,304,201
Abstain	91,526
Broker Non-Votes	2,782,526

Item 6.             Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

10.25  Separation Agreement and General Release by and between Gerald A. Sampson and The Neiman Marcus Group, Inc. dated January 1, 2003.

(b)                                 Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE NEIMAN MARCUS GROUP, INC.

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller	March 17, 2003
T. Dale Stapleton	(principal accounting officer)

CERTIFICATION REQUIRED BY SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I, Burton M. Tansky, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of The Neiman Marcus Group, Inc.;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

	(c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and;

6.

The registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Burton M. Tansky	March 17, 2003
Burton M. Tansky
President and Chief Executive Officer

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

(c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and;

6.

The registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James E. Skinner	March 17, 2003
James E. Skinner
Senior Vice President and Chief Financial Officer