Form 10-Q
period 2003-05-03
NEIMAN MARCUS GROUP INC
filed 2003-06-10
CIK 819539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 3, 2003

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☒	NO	☐

As of June 5, 2003, the number of outstanding shares of each of the issuer’s classes of common stock was:

Class	Outstanding Shares
Class A Common Stock, $.01 Par Value	27,913,014
Class B Common Stock, $.01 Par Value	19,666,933

THE NEIMAN MARCUS GROUP, INC.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except shares)	May 3, 2003	August 3, 2002	April 27, 2002

ASSETS
Current assets:
Cash and cash equivalents	$133,670	$178,638	$150,059
Undivided interests in NMG Credit Card Master Trust	279,556	208,602	263,614
Accounts receivable, net	25,132	19,778	24,975
Merchandise inventories	719,118	656,844	635,252
Other current assets	58,681	63,764	57,557
Total current assets	1,216,157	1,127,626	1,131,457

Property and equipment, net	676,059	653,166	647,741
Other assets	107,851	126,754	126,210
Total assets	$2,000,067	$1,907,546	$1,905,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term liabilities	$1,799	$1,098	$1,098
Accounts payable	224,945	257,560	227,237
Accrued liabilities	293,145	259,800	284,810
Total current liabilities	519,889	518,458	513,145

Long-term liabilities:
Notes and debentures	249,727	249,710	249,704
Other long-term liabilities	87,530	77,473	87,389
Total long-term liabilities	337,257	327,183	337,093

Minority interest	9,462	6,592	9,508

Common stock	482	480	481
Additional paid-in capital	447,456	443,788	440,267
Accumulated other comprehensive (loss) income	(11,729)	906	91
Retained earnings	712,270	610,139	604,823
Treasury stock (524,177 shares, at cost)	(15,020)	—	—
Total shareholders’ equity	1,133,459	1,055,313	1,045,662
Total liabilities and shareholders’ equity	$2,000,067	$1,907,546	$1,905,408

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share data)	May 3, 2003	April 27, 2002	May 3, 2003	April 27, 2002

Revenues	$722,917	$692,741	$2,395,467	$2,281,976
Cost of goods sold including buying and occupancy costs	463,713	441,412	1,572,222	1,523,068
Selling, general and administrative expenses	187,372	179,292	617,765	597,782
Effect of change in vacation policy	—	(16,576)	—	(16,576)
Impairment and other charges	—	8,163	—	10,163

Operating earnings	71,832	80,450	205,480	167,539

Interest expense, net	4,245	3,914	12,183	12,160
Earnings before income taxes, minority interest and change in accounting principle	67,587	76,536	193,297	155,379
Income taxes	26,020	29,084	74,419	59,044
Earnings before minority interest and change in accounting principle	41,567	47,452	118,878	96,335
Minority interest in net earnings of subsidiaries	(437)	(489)	(1,946)	(2,077)

Earnings before change in accounting principle	41,130	46,963	116,932	94,258

Change in accounting principle – writedown of intangible assets, net of taxes	—	—	(14,801)	—
Net earnings	$41,130	$46,963	$102,131	$94,258

Weighted average number of common and common equivalent shares outstanding:
Basic	47,240	47,524	47,498	47,407
Diluted	47,497	48,011	47,772	47,782

Basic earnings per share:
Earnings before change in accounting principle	$0.87	$0.99	$2.46	$1.99
Change in accounting principle – writedown of intangible assets, net of taxes	—	—	(0.31)	—
Basic earnings per share	$0.87	$0.99	$2.15	$1.99

Diluted earnings per share:
Earnings before change in accounting principle	$0.87	$0.98	$2.45	$1.97
Change in accounting principle – writedown of intangible assets, net of taxes	—	—	(0.31)	—
Diluted earnings per share	$0.87	$0.98	$2.14	$1.97

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirty-Nine Weeks Ended
(in thousands)	May 3, 2003	April 27, 2002
CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$102,131	$94,258
Change in accounting – non-cash writedown of intangible assets, net of taxes	14,801	—
Earnings before change in accounting principle	116,932	94,258
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57,924	62,618
Effect of change in vacation policy	—	(16,576)
Impairment and other charges	—	10,163
Minority interest	1,946	2,077
Other – primarily costs related to defined benefit pension and other long-term benefit plans	14,168	6,829
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,354)	(4,268)
(Increase) decrease in merchandise inventories	(62,274)	13,615
Decrease in other current assets	4,125	15,170
Increase in accounts payable and accrued liabilities	21,156	28,971
Funding of defined benefit pension plan	(30,760)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	117,863	212,857

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(80,817)	(122,473)
Transactions related to undivided interests in NMG Credit Card Master Trust:
Purchases of held-to-maturity securities	(747,396)	(776,950)
Maturities of held-to-maturity securities	678,003	734,053
NET CASH USED FOR INVESTING ACTIVITIES	(150,210)	(165,370)

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from borrowings	81,051	130,240
Repayment of debt	(80,000)	(130,000)
Acquisition of treasury stock	(15,020)	—
Distributions paid	(294)	(484)
Proceeds from exercises of stock options and restricted stock grants	1,642	5,518
Other equity activities	—	7
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(12,621)	5,281

CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	(44,968)	52,768
Beginning balance	178,638	97,291
Ending balance	$133,670	$150,059

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$9,329	$9,825
Income taxes	$42,489	$36,396

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                       Basis of Presentation

General - The Condensed Consolidated Financial Statements of The Neiman Marcus Group, Inc. and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statements.  Therefore, the financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments (as well as changes in accounting principles in 2003 as more fully described in Note 3, the change in vacation policy in 2002 as more fully described in Note 11, and impairment and other charges in 2002 as more fully described in Note 12), necessary to present fairly the financial position, results of operations and cash flows of the Company for the applicable interim periods.  The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

Certain prior period balances have been reclassified to conform to the current period presentation.

Estimates and Critical Accounting Policies - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the condensed consolidated financial statements.

Since future events and their effects cannot be determined with absolute certainty, actual results will differ from management’s estimates.  The amounts currently estimated by the Company are subject to change if different assumptions as to the outcome of future events were made.  The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances.  Management makes adjustments to its assumptions and judgments when facts and circumstances dictate.

Management of the Company believes the following critical accounting policies, among others, encompass the more significant judgments and estimates used in preparation of the Company’s financial statements:

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

Terms - All references to the “third quarter of 2003” and “third quarter of 2002” are to the Company’s thirteen week fiscal periods ended May 3, 2003 and April 27, 2002, respectively.  All references to “year-to-date 2003” and “year-to-date 2002” are to the Company’s thirty-nine week fiscal periods ended May 3, 2003 and April 27, 2002, respectively.  All references to “2002” are to the Company’s fiscal year ended August 3, 2002 and all references to “2003” are to the Company’s fiscal year ending August 2, 2003.

Stock-Based Compensation - In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This standard amends the transition and disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 148, the Company accounts for stock-based compensation awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date.

The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share data)	May 3, 2003	April 27, 2002	May 3, 2003	April 27, 2002

Net earnings:
As reported	$41,130	$46,963	$102,131	$94,258
Less: stock-based employee compensation expense determined under fair value based method, net of related taxes	(2,095)	(1,635)	(6,333)	(4,810)
Pro forma	$39,035	$45,328	$95,798	$89,448

Basic earnings per share:
As reported	$0.87	$0.99	$2.15	$1.99
Pro forma	$0.83	$0.95	$2.02	$1.89

Diluted earnings per share:
As reported	$0.87	$0.98	$2.14	$1.97
Pro forma	$0.82	$0.94	$2.01	$1.87

The effects on pro forma net earnings and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net earnings for future periods due to such factors as the vesting periods of stock options and the potential issuance of additional stock options in future years.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model.

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

The following table sets forth the information for the Company’s reportable segments:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	May 3, 2003	April 27, 2002	May 3, 2003	April 27, 2002
REVENUES:
Specialty Retail Stores	$591,268	$573,360	$1,948,486	$1,880,021
Direct Marketing (1)	112,767	101,749	388,401	347,941
Other	18,882	17,632	58,580	54,014
Total	$722,917	$692,741	$2,395,467	$2,281,976

OPERATING EARNINGS:
Specialty Retail Stores	$67,337	$67,340	$182,876	$156,485
Direct Marketing (1)	10,386	10,356	35,787	16,310
Other	(5,891)	(5,659)	(13,183)	(11,669)
Subtotal	$71,832	$72,037	$205,480	$161,126
Effect of change in vacation policy	—	16,576	—	16,576
Impairment and other charges	—	(8,163)	—	(10,163)
Total	$71,832	$80,450	$205,480	$167,539

(1)          Direct Marketing includes the operations of Neiman Marcus Direct and the Company’s online operations.  During 2002, the Company reclassified its Neiman Marcus Online operations to the Direct Marketing segment from Other.  Prior year amounts have been reclassified to conform to the current year presentation.

3.                                       Changes in Accounting Principles

Writedown of Intangible Assets - The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” as of the beginning of the first quarter of  2003.  SFAS No. 142 established a new fair value-based accounting model for the valuation of goodwill and indefinite-lived intangible assets recorded in connection with business combinations.  Pursuant to the provisions of SFAS No. 142, goodwill and indefinite-lived intangible assets are measured for impairment by applying a fair value-based test at least annually and are not amortized.

In connection with the adoption of the provisions of SFAS No. 142, the Company engaged third party appraisal experts to assist with the determination of the fair value of its goodwill and intangible assets.  For each of the Company’s operating segments, a summary of the intangible assets recorded by the Company as of the beginning of the first quarter of 2003 in accordance with the cost-based accounting model established by previous accounting principles and the adjustment required to adopt the fair value model of SFAS No. 142 is as follows:

(in thousands)	Carrying Value at August 4, 2002	SFAS No. 142 Adjustment	Adjusted Carrying Value

Direct Marketing
Goodwill	$23,747	$—	$23,747
Indefinite-lived tradenames	60,732	(24,066)	36,666

Other
Indefinite-lived tradenames	32,945	—	32,945
	$117,424	$(24,066)	$93,358

The $24.1 million writedown in the carrying value of the indefinite-lived intangible assets of the Company’s Direct Marketing segment is reflected as a change in accounting principle ($14.8 million, net of taxes) in the accompanying year-to-date 2003 Condensed Consolidated Statements of Earnings.

The Company ceased amortization of its goodwill and indefinite-lived intangible assets as of the beginning of  2003. Amortization expense for the third quarter of 2002 was approximately $1.2 million and reduced diluted earnings per share by $0.02 for the period.  Amortization expense for year-to-date 2002 was approximately $4.1 million and reduced diluted earnings per share by $0.05 for the period.

Vendor Reimbursements - The Company receives advertising allowances from certain of its merchandise vendors.  Substantially all the advertising allowances received represent reimbursements of direct, specific and incremental costs incurred by the Company to promote the vendor’s merchandise in connection with the Company’s various advertising programs, primarily catalogues and other print media.  As a result, these allowances are recorded as a reduction of the Company’s advertising costs included in the selling, general and administrative expenses when earned.  Vendor allowances earned and recorded as a reduction to selling, general and administrative expenses aggregated approximately $16.5 million in the third quarter of 2003, $16.0 million in the third quarter of 2002, $47.2 million for year-to-date 2003 and $45.0 million for year-to-date 2002.

Beginning in the third quarter of 2003, the Company began to record the portion of advertising allowances received by the Company not representing reimbursement of direct, specific and incremental advertising costs as a reduction of the cost of merchandise purchased in accordance with the provisions of Emerging Issues Task Force Issue (EITF) 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.”  Under the new rules, these allowances will be realized and recorded by the Company as a reduction of cost of sales in future periods as the goods are sold.  These allowances were previously recorded by a reduction of selling, general and administrative expenses when received.

As a result of the implementation of the provisions of EITF 02-16, the Company deferred approximately $2.0 million of advertising allowances received in the third quarter of 2003 that do not represent the reimbursement of direct, specific and incremental advertising costs incurred by the Company.  The Company believes that the impact of the accounting change related to the implementation of the provisions of EITF 02-16 in the third quarter of 2003 will not have a material impact on the year-to-year comparison of its operating results for 2003 compared to 2002.

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

The Company received the final valuation of the Pension Plan as of August 1, 2002 from its outside actuarial firm in March 2003.  A summary of the assets held by the Pension Plan and the Company’s obligations, as calculated by its actuaries, as of August 1, 2002 is as follows:

(in thousands)

Fair value of plan assets	$145,945
Accumulated benefit obligation (ABO)	$175,903
Projected benefit obligation (PBO)	$210,024

Minimum liability	$29,958
Less: accrued pension cost	(6,108)
Additional minimum liability	$23,850

Upon receipt of the actual calculation of the minimum liability by the Company’s actuaries, the Company increased its pension liability by $23.8 million to record the additional minimum liability in the second quarter of 2003 which resulted in a decrease, net of tax, of $14.1 million to accumulated other comprehensive income.

Pension expense is based on information provided by the Company’s actuaries that uses assumptions to estimate the total benefits ultimately payable to associates and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually.  The Company recorded pension expense of $3.0 million for the third quarter of 2003 and $1.5 million for the third quarter of 2002.  The Company recorded pension expense of $7.5 million for year-to-date 2003 and $4.5 million for year-to-date 2002.

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  In the third quarter of 2003, the Company made a required contribution of $11.5 million and a voluntary contribution of $13.5 million to the Pension Plan for the plan year ended July 31, 2002.  In addition, the Company made contributions of $2.9 million in the second quarter of 2003 and $2.9 million in the third quarter of 2003 for the plan year ending July 31, 2003.  Based upon currently available information, the Company believes that it will not be required to make an additional contribution to the Pension Plan for the plan year ending July 31, 2003.

5.                                       Treasury Stock

In prior years, the Company’s Board of Directors authorized various stock repurchase programs and increases in the number of shares subject to repurchase.  During the second quarter of 2003, the Company repurchased 524,177 shares at an average purchase price of $28.65.  As of May 3, 2003, approximately 1.4 million shares remained available for repurchase under the Company’s stock repurchase programs.

6.                                       Earnings per Share

The weighted average shares used in computing basic and diluted earnings per share (EPS) are presented in the table below.  No adjustments were made to net earnings for the computations of basic and diluted EPS during the periods presented.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands of shares)	May 3, 2003	April 27, 2002	May 3, 2003	April 27, 2002

Weighted average shares outstanding	47,530	47,808	47,789	47,715

Less: shares of non-vested restricted stock	(290)	(284)	(291)	(308)

Shares for computation of basic EPS	47,240	47,524	47,498	47,407

Effect of dilutive stock options and restricted stock	257	487	274	375
Shares for computation of diluted EPS	47,497	48,011	47,772	47,782

Shares represented by antidilutive stock options	1,937	923	1,950	1,240

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

8.                                       Derivative Financial Instruments

As of May 3, 2003, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $30.2 million. The contracts have varying maturity dates through February 2004.  The settlement terms of the forward contracts, including amount, currency and maturity, correspond with the payment terms for purchases of merchandise inventories.  These contracts have been designated and accounted for as cash flow hedges.

At May 3, 2003, the fair value of the Company’s outstanding foreign currency exchange contracts was an asset of approximately $1.8 million. This amount, net of taxes, is reflected in accumulated other comprehensive loss.

9.                                       Commitments and Contingencies

The Company is involved in various suits and claims in the ordinary course of business.  Management does not believe that the disposition of any such suits or claims will have a material adverse effect upon the consolidated results of operations, cash flows or the financial position of the Company.

10.                                 Comprehensive Income

Comprehensive (loss) income is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders.  The components of comprehensive (loss) income are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	May 3, 2003	April 27, 2002	May 3, 2003	April 27, 2002

Net earnings	$41,130	$46,963	$102,131	$94,258
Other comprehensive income (loss):
Unrealized gain on derivative financial instruments	109	545	1,149	1,120
Additional minimum pension liability	—	—	(14,149)	—
Cumulative translation adjustments	432	—	365	—
Total other comprehensive income (loss)	541	545	(12,635)	1,120

Total comprehensive income	$41,671	$47,508	$89,496	$95,378

11.                                 Effect of Change in Vacation Policy

During the third quarter of 2002, the Company terminated its prior vacation plan and the Board of Directors of the Company approved a new policy related to vacation pay for its employees.  The new policy was communicated to employees during the third quarter of 2002.  Pursuant to the new policy, which was effective as of April 28, 2002, eligible employees earn vacation pay ratably over the course of the year in which the services are rendered.

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

With the termination of the prior vacation plan, the previously recorded vacation liability of $16.6 million, which amount represented the vacation time that would have been granted to employees on April 28, 2002 pursuant to the previous plan, was eliminated and credited to operating earnings in the third quarter of 2002.

12.                                 Impairment and Other Charges

In the third quarter of 2002, the Company recorded an $8.2 million pretax charge.  The charge related to 1) the write-off of the remaining net carrying value of its cost method investment in WeddingChannel.com, Inc. in light of its continued operating losses, 2) the writedown of the carrying values of the fixed assets of two Neiman Marcus Galleries stores to estimated fair value and 3) the accrual of the estimated loss associated with the abandonment of excess warehouse space held by the Company pursuant to a long-term operating lease.

In the second quarter of 2002, the Company incurred expenses of approximately $2.0 million in connection with cost reduction strategies.  These expenses consisted primarily of severance costs and lease termination expenses incurred in connection with the closing of the Neiman Marcus Galleries store in Seattle, Washington.

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

•                  terrorist activities in the United States, as well as the potential escalation in the international war on terrorism;

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

For purposes of the following discussion, all references to the “third quarter of 2003” and “third quarter of 2002” are to the Company’s thirteen week fiscal periods ended May 3, 2003 and April 27, 2002, respectively.  All references to “year-to-date 2003” and “year-to-date 2002” are to the Company’s thirty-nine week fiscal periods ended May 3, 2003 and April 27, 2002, respectively.  All references to “2002” are to the Company’s fiscal year ended August 3, 2002 and all references to “2003” are to the Company’s fiscal year ending August 2, 2003.

The following table sets forth certain items expressed as percentages of net sales for the periods indicated.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 3, 2003	April 27, 2002	May 3, 2003	April 27, 2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs	64.1	63.7	65.6	66.7
Selling, general and administrative expenses	25.9	25.9	25.8	26.2
Effect of change in vacation policy	—	(2.4)	—	(0.7)
Impairment and other charges	—	1.2	—	0.4
Operating earnings	9.9	11.6	8.6	7.3
Interest expense, net	0.6	0.6	0.5	0.5
Earnings before income taxes, minority interest and change in accounting principle	9.3	11.0	8.1	6.8
Income taxes	3.6	4.2	3.1	2.6
Earnings before minority interest and change in accounting principle	5.7	6.8	5.0	4.2
Minority interest in net earnings of subsidiaries	(0.1)	(0.1)	(0.1)	(0.1)
Earnings before change in accounting principle	5.7	6.8	4.9	4.1
Change in accounting principle – writedown of intangible assets, net of taxes	—	—	(0.6)	—
Net earnings	5.7%	6.8%	4.3%	4.1%

Set forth in the following table is certain summary information with respect to the Company’s operations for the periods indicated.

OPERATING RESULTS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollars in millions)	May 3, 2003	April 27, 2002	May 3, 2003	April 27, 2002

REVENUES
Specialty Retail Stores	$591.2	$573.4	$1,948.5	$1,880.0
Direct Marketing (1)	112.8	101.7	388.4	348.0
Other (2)	18.9	17.6	58.6	54.0
Total	$722.9	$692.7	$2,395.5	$2,282.0

OPERATING EARNINGS
Specialty Retail Stores	$67.3	$67.3	$182.9	$156.5
Direct Marketing (1)	10.4	10.3	35.8	16.3
Other (2)	(5.9)	(5.6)	(13.2)	(11.7)
Subtotal	71.8	72.0	205.5	161.1
Effect of change in vacation policy	—	16.6	—	16.6
Impairment and other charges	—	(8.1)	—	(10.2)
Total	$71.8	$80.5	$205.5	$167.5

OPERATING PROFIT MARGIN
Specialty Retail Stores	11.4%	11.7%	9.4%	8.3%
Direct Marketing (1)	9.2%	10.1%	9.2%	4.7%
Total	9.9%	11.6%	8.6%	7.3%

COMPARABLE REVENUES (3)
Specialty Retail Stores	(0.3)%	(2.6)%	0.4%	(5.9)%
Direct Marketing (1)	10.8%	1.3%	11.6%	0.0%
Total	1.5%	(1.9)%	2.3%	(5.2)%

STORE COUNT (4)
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	37	35	35	34
Opened during the period	—	—	2	1
Open at end of period	37	35	37	35
Clearance centers:
Open at beginning of period	13	11	12	10
Opened during the period	—	1	1	2
Open at end of period	13	12	13	12

(1)          Direct Marketing includes the operations of Neiman Marcus Direct and the Company’s online operations.  During 2002, the Company reclassified its Neiman Marcus Online operations to the Direct Marketing segment from Other. Prior year amounts have been reclassified to conform to the current year presentation.

(2)          Other includes the operations of the Brand Development Companies and corporate expenses.

(3)          Comparable revenues include 1) revenues derived from the Company’s retail stores open for more than 52 weeks, including stores that have been relocated or expanded, 2) revenues from the Company’s Direct Marketing operations and 3) revenues from the Company’s Brand Development Companies.

(4)          The Company’s Neiman Marcus Galleries stores have been excluded.

THIRTEEN WEEKS ENDED MAY 3, 2003 COMPARED TO THIRTEEN WEEKS ENDED APRIL 27, 2002

Revenues.  Revenues for the third quarter of 2003 of $722.9 million increased $30.2 million, or 4.4 percent, from $692.7 million in the prior year period.  The increase in revenues was attributable to both an increase in comparable revenues and revenues generated by new stores.

Comparable revenues in the third quarter of 2003 increased 1.5 percent compared to the third quarter of 2002.  Comparable revenues decreased 0.3 percent for Specialty Retail Stores and increased 10.8 percent for Direct Marketing. The increase in comparable revenues for Direct Marketing was attributable to increased sales in both the Company’s catalogue and online businesses.  Comparable revenues in the third quarter of 2002 declined by 1.9 percent from the prior year period.

Gross margin.  Gross margin was 35.9 percent of revenues for the third quarter of 2003 compared to 36.3 percent for the third quarter of 2002.  The decrease in gross margin was primarily due to an increase in markdowns offset, in part, by a decrease in buying and occupancy costs as a percentage of revenues.

Markdowns increased as a percentage of revenues for the third quarter of 2003 compared to the prior year period.  The higher markdowns were necessary to reduce a build up of inventories in certain merchandise categories that occurred during the quarter as a result of lower than anticipated sales.  The Company believes that sales in the third quarter of 2003, particularly the earlier weeks, were negatively impacted by economic uncertainties due, in part, to the conflict in Iraq as well as adverse weather conditions in a number of markets in which the Company operates.

Consistent with industry business practice, the Company receives reimbursements from certain vendors for markdowns related to the vendor’s merchandise and/or to support the gross margins earned by the Company in connection with the sale of the vendor’s merchandise.  These reimbursements are included as a reduction to cost of goods sold, including buying and occupancy costs, in the period in which the markdowns are incurred or when the Company otherwise earns such reimbursements.  A substantial portion of these vendor reimbursements are received at the end of the Company’s second and fourth quarters.  The amounts of vendor reimbursements received by the Company did not have a significant impact on the year-over-year change in gross margin in the third quarter of 2003.

Buying and occupancy costs decreased as a percentage of revenues during the third quarter of  2003 compared to the prior year period primarily due to the Company’s improved leveraging of fixed expenses offset, in part, by an increased ratio of buying and occupancy expenses to revenues for the Company’s less mature stores.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) were 25.9 percent of revenues in the third quarter of 2003 and 25.9 percent of revenues in the third quarter of 2002.

SG&A increased in the third quarter of 2003 primarily due to 1) increased advertising costs for the Specialty Retail Stores segment due to increased costs related to the Company’s customer loyalty programs as well as a decrease in vendor advertising allowances recorded as a reduction to advertising expenses as a result of adopting new accounting rules effective beginning in the third quarter of 2003, 2) increased catalogue and advertising costs for the Direct Marketing segment due to a planned increase in catalogue circulation, 3) higher payroll costs related to the Company’s Specialty Retail Stores segment primarily related to the Company’s newer stores, and 4) higher retirement and other benefits expenses.

The increases in SG&A were offset by 1) lower costs related to incentive compensation, 2) lower spending in discretionary SG&A categories as a result of cost containment programs implemented in the third quarter of 2003, 3) higher income associated with the Company’s accounts receivable portfolio, and 4) the elimination of amortization of the Company’s intangible assets upon implementation of a new accounting principle in the first quarter of 2003.

Segment operating earnings.  Operating earnings for the Specialty Retail Stores segment were $67.3 million in the third quarter of 2003 and $67.3 million in the third quarter of 2002.  During the third quarter of 2003, increased sales and reduced buying and occupancy expenses were offset by increased markdowns and a net increase in SG&A expenses, primarily advertising and payroll,  as percentages of revenues.

Operating earnings for Direct Marketing were $10.4 million in the third quarter of 2003 and $10.3 million in the third quarter of 2002.  During the third quarter of 2003, increased sales were offset by increased markdowns and increased catalogue production and circulation costs due to a planned increase in catalogue circulation in the third quarter of 2003.

Interest expense, net.  Net interest expense increased to $4.2 million for the third quarter of 2003 from $3.9 million in the third quarter of 2002.  The increase in net interest expense for the third quarter of 2003 reflects a decrease in capitalized interest charges associated with store construction and reduced investment interest income.

Income taxes.  The Company’s effective income tax rate was 38.5 percent for the third quarter of 2003 and 38.0 percent for the third quarter of 2002.

THIRTY-NINE WEEKS ENDED MAY 3, 2003 COMPARED TO THIRTY-NINE WEEKS ENDED APRIL 27, 2002

Revenues.  Revenues for year-to-date 2003 of $2.40 billion increased $113.5 million, or 4.9 percent, from $2.28 billion in the prior year period.  The increase in revenues was attributable to both an increase in comparable revenues and revenues generated by new stores.

Comparable revenues in year-to-date 2003 increased 2.3 percent compared to the prior year period.  Comparable revenues increased 0.4 percent for Specialty Retail Stores and 11.6 percent for Direct Marketing.  The increase in comparable revenues for Direct Marketing was attributable to increased sales in both the Company’s catalogue and online businesses.  Comparable revenues in year-to-date 2002 declined by 5.2 percent from the prior year period.  Sales in September and October 2001 were significantly impacted by a decrease in consumer spending subsequent to the September 11, 2001 terrorist attacks in the United States.

Comparable revenues for the Brand Development Companies increased in year-to-date 2003, with the increase for Gurwitch Bristow Products, LLC being offset, in part, by a decrease for Kate Spade LLC.

In the first quarter of 2003, the Company opened two new Neiman Marcus stores in Coral Gables, Florida (September 2002) and Orlando, Florida (October 2002).  In the second quarter of 2003, the Company opened a new clearance store in the Denver, Colorado area (November 2002) and completed a 60,000 square foot expansion and remodel of the Las Vegas Neiman Marcus store.

Gross margin.  Gross margin was 34.4 percent of revenues in year-to-date 2003 compared to 33.3 percent in the prior year period.  The increase in gross margin was primarily due to a decrease in markdowns and, to a lesser extent, a decrease in buying and occupancy costs as percentages of revenues.

Markdowns decreased as a percentage of revenues compared to the prior year period.  The Company incurred a lower level of markdowns in the first and second quarters of 2003 compared to the prior year periods as higher markdowns were required in the first and second quarters of 2002 in connection with additional and more aggressive promotional events necessary to clear inventories in response to declines in retail sales in 2002.  However, markdowns increased as a percentage of revenues for the third quarter of 2003 compared to the prior year period.  The higher markdowns were necessary in the third quarter of 2003 to reduce a build-up of inventories in certain merchandise categories that occurred during the quarter as a result of lower than anticipated sales.  The Company believes that sales in the third quarter of 2003, particularly the earlier weeks, were negatively impacted by economic uncertainties due, in part, to the conflict in Iraq as well as adverse weather conditions in a number of markets in which the Company operates.

Consistent with industry business practice, the Company receives reimbursements from certain vendors for markdowns related to the vendor’s merchandise and/or to support the gross margins earned by the Company in connection with the sale of the vendor’s merchandise.  These reimbursements are included as a reduction to cost of goods sold, including buying and occupancy costs, in the period in which the markdowns are incurred or when the Company otherwise earns such reimbursements.  A substantial portion of these vendor reimbursements are received at the end of the Company’s second and fourth quarters.  The amounts of vendor reimbursements received by the Company did not have a significant impact on the year-over-year change in gross margin in year-to-date 2003.

Buying and occupancy costs decreased as a percentage of revenues in year-to-date 2003 compared to the prior year period primarily due to the Company’s improved leveraging of fixed expenses offset, in part, by an increased ratio of buying and occupancy expenses to revenues for the Company’s less mature stores.

Selling, general and administrative expenses.  SG&A expenses were 25.8 percent of revenues in year-to-date 2003 compared to 26.2 percent of revenues in the prior year period.

SG&A decreased as a percentage of revenues in year-to-date 2003 primarily due to 1) lower catalogue production and circulation costs for the Direct Marketing segment due to a planned reduction in catalogue circulation in the first and second quarters of 2003,  2) the elimination of amortization of the Company’s intangible assets upon implementation of a new accounting principle in the first quarter of 2003, 3) lower costs related to incentive compensation, and  4) lower spending in discretionary SG&A expense categories as a result of cost containment programs implemented in the third quarter of 2003.

The decreases in SG&A were offset, in part, by 1) higher retirement and other benefits expenses, 2) increased advertising costs for the Specialty Retail Stores segment due to increased costs related to the Company’s customer loyalty programs as well as a decrease in vendor advertising allowances recorded as a reduction to advertising expenses as a result to the adoption of new accounting rules effective beginning in the third quarter of 2003, 3) higher payroll costs related to the Company’s Specialty Retail Stores segment, primarily related to the Company’s newer stores, and 4) increased pre-opening costs incurred in connection with the opening of two Neiman Marcus stores in the first quarter of 2003, the opening of a new clearance store in the second quarter of 2003, and the completion of the remodel of the Las Vegas Neiman Marcus store in the second quarter of 2003.

Segment operating earnings.  Operating earnings for the Specialty Retail Stores segment were $182.9 million for year-to-date 2003 compared to $156.5 million for the prior year period.  This increase was primarily the result of increased sales, reduced markdowns in the first and second quarter of 2003 compared to the prior year offset, in part, by increased SG&A expenses, primarily advertising, payroll and pre-opening expenses, as percentages of revenues.

Operating earnings for Direct Marketing increased to $35.8 million for year-to-date 2003 from $16.3 million for the prior year period, primarily as a result of increased sales and lower catalogue production and circulation costs due to the planned reduction in catalogue circulation in the first and second quarters of 2003.

Interest expense, net.  Net interest expense was $12.2 million for year-to-date 2003 and $12.2 million for the prior year period.  Net interest expense increased primarily due to a decrease in capitalized interest charges associated with store construction and reduced investment interest income offset, in part, by reduced interest costs associated with lower borrowings on the Company’s revolving credit facility.  Seasonal borrowings under the Company’s revolving credit facility reached $80 million in the third quarter of 2003 compared to $130 million in the prior year.

Income taxes.  The Company’s effective income tax rate was 38.5 percent in year-to-date 2003 and 38.0 percent in the prior year period.

Change in accounting principle – writedown of intangible assets, net of taxes.  The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” as of the beginning of the first quarter of fiscal year 2003.  SFAS No. 142 established a new fair value-based accounting model for the valuation of goodwill and indefinite-lived intangible assets recorded in connection with business combinations.  Pursuant to the provisions of SFAS No. 142, goodwill and indefinite-lived intangible assets are measured for impairment by applying a fair value-based test at least annually and are not amortized.  Based upon its review procedures and the valuation results of its independent third party appraisal experts, the Company recorded a $24.1 million writedown in the carrying value of the indefinite-lived intangible assets of its Direct Marketing segment.  The writedown ($14.8 million, net of taxes) is reflected as a change in accounting principle in the accompanying Condensed Consolidated Statements of Earnings.

QUARTERLY DATA AND SEASONALITY

The specialty retail industry is seasonal in nature and a disproportionately higher level of the Company’s revenues and earnings are generated in the fall and holiday selling seasons.  The Company’s working capital requirements and inventories increase substantially in the first quarter of each fiscal year in anticipation of the holiday selling season.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements consist principally of the funding of its merchandise purchases; capital expenditures for new store growth, store renovations and upgrades of its management information systems; and debt service requirements and obligations related to its defined benefit pension plan.  The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

For year-to-date 2003, cash provided by operating activities was $117.9 million compared to cash provided by operating activities of $212.9 million for the prior year period.  Despite an increase in net earnings (before the non-cash impact of the accounting change in the first quarter of 2003), cash provided by operating activities decreased in year-to-date 2003 by approximately $95.0 million compared to the prior year period.  This decrease was primarily the result of a higher net investment in inventory (inventory less accounts payables) and increased funding of the Company’s noncontributory defined benefit pension plan compared to the prior year period.  A significant portion of the higher net investment in inventories in the current year relates to the two new Neiman Marcus stores and one new clearance stores opened since the beginning of 2003.

As of May 3, 2003, the Company had cash and cash equivalents of $133.7 million and no outstanding borrowings under the Company’s $300 million unsecured revolving credit facility.  During the second quarter of 2003, the Company repaid the $80 million previously borrowed to fund seasonal working capital requirements.  At April 27, 2002, the Company had cash and cash equivalents of $150.1 million and no outstanding borrowings under the Company’s $450 million unsecured revolving credit facility.  The $450 million revolving credit facility was replaced by the $300 million credit facility in August 2002.

In prior years, the Company’s Board of Directors authorized various stock repurchase programs and increases in the number of shares subject to repurchase.  During the second quarter of 2003, the Company repurchased 524,177 shares at an average purchase price of $28.65.  As of May 3, 2003, approximately 1.4 million shares remained available for repurchase under the Company’s stock repurchase programs.

The Company has a noncontributory defined benefit pension plan (Pension Plan) covering substantially all full-time employees.  Benefits under the Pension Plan are based on the employees’ years of service and compensation over defined periods of employment.  Pension Plan assets consist primarily of equity and fixed income securities.  When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  In the third quarter of 2003, the Company made a required contribution of $11.5 million and a voluntary contribution of $13.5 million to the Pension Plan for the plan year ended July 31, 2002.  In addition, the Company made contributions of $2.9 million in the second quarter of 2003 and $2.9 million in the third quarter of 2003 for the plan year ending July 31, 2003.  Based upon currently available information, the Company believes that it will not be required to make an additional contribution to the Pension Plan for the plan year ending July 31, 2003.

The Company currently plans to open one new Neiman Marcus store over the next three fiscal years and has consistently focused on renovating and modernizing its existing stores to improve productivity. The Company anticipates capital expenditures for fiscal year 2003 of approximately $95 million to $105 million.

OUTLOOK

Based on current estimates, the Company anticipates comparable store revenues to increase in the range of 2.0 percent to 4.0 percent for the fourth quarter of 2003.  In addition, the Company anticipates the decline in gross margin in the fourth quarter of 2003 to approximate the decline experienced in the third quarter of 2003 primarily as a result of an expected year over year increase in inventory markdowns.  The accuracy of these assumptions and of the resulting forecasts is subject to uncertainties and circumstances beyond the Company’s control.  Consequently, actual results could differ materially from the forecasted results.  See “Factors That May Affect Future Results” for a discussion of items and events that could cause actual results to vary from the Company’s expectations.

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

Future borrowings under the Company’s revolving credit facility, to the extent of outstanding borrowings, would be affected by interest rate changes.  As of May 3, 2003, the Company had no borrowings outstanding under this facility.

The Company’s outstanding long-term debt as of May 3, 2003 is at fixed interest rates and would not be affected by interest rate changes.

Pursuant to a revolving credit card securitization program that begins to expire in September 2005, the Company sold substantially all of its credit card receivables through a subsidiary in exchange for certificates representing undivided interests in such receivables.  The Class A Certificates, which have an aggregate principal value of $225 million, were sold to investors. The holders of the Class A Certificates are entitled to monthly interest distributions from the Trust at the contractually-defined rate of one month LIBOR plus 0.27 percent annually.  The distributions to the Class A Certificate holders are payable from the finance charge income generated by the credit card receivables held by the Trust.  At May 3, 2003, the Company estimates a 100 basis point increase in LIBOR would result in an approximate annual decrease of $2.25 million in income to the Company from its Retained Interests in the credit card portfolio held by the Trust.

The Company uses derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources.  The Company enters into foreign currency contracts denominated in the euro and British pound. The Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $30.2 million as of May 3, 2003.  The market risk inherent in these instruments was not material to the Company’s consolidated financial position, results of operations, or cash flows for the third quarter 2003 and year-to-date 2003.

Based on a review of the Company’s financial instruments outstanding at May 3, 2003 that are sensitive to market risks, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

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

Item 6.             Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

None.

(b)                                 Reports on Form 8-K

On April 10, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD a press release dated April 10, 2003 announcing revenue results for the five weeks ended April 5, 2003.

On May 8, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated May 8, 2003 announcing revenue results for the four weeks ended May 3, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEIMAN MARCUS GROUP, INC.

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller	June 9, 2003
T. Dale Stapleton	(principal accounting officer)

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

/s/ Burton M. Tansky	June 9, 2003
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

/s/ James E. Skinner	June 9, 2003
James E. Skinner
Senior Vice President and Chief Financial Officer