Form 10-K
period 2003-08-02
NEIMAN MARCUS GROUP INC
filed 2003-10-02
CIK 819539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 2, 2003

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

As of January 31, 2003, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,293,416,324, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of September 15, 2003, the registrant had outstanding 28,244,014 shares of its Class A Common Stock and 19,666,933 shares of its Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III of this report incorporates information from the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Shareholders to be held on January 16, 2004, which will be filed on or about November 25, 2003.

THE NEIMAN MARCUS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 2, 2003

PART I

ITEM 1.  BUSINESS

Business Overview

The Neiman Marcus Group, Inc. (the Company) is a high-end specialty retailer operating principally through specialty retail stores, consisting of 35 Neiman Marcus stores, two Bergdorf Goodman stores and fourteen clearance centers and through Neiman Marcus Direct, the Company’s direct marketing operation.

The Neiman Marcus stores are in premier retail locations in major markets nationwide and the Bergdorf Goodman stores are located in Manhattan at 58th Street and Fifth Avenue. Both Neiman Marcus and Bergdorf Goodman stores offer high-end fashion apparel and accessories, primarily from leading designers.

Neiman Marcus Direct, the Company’s upscale direct marketing operation, conducts catalogue and online sales through three brands — Neiman Marcus, Horchow and Chef’s Catalogue.  Under the Neiman Marcus brand, Neiman Marcus Direct primarily offers women’s apparel, accessories and home furnishings. The Horchow brand offers quality home furnishings, linens, decorative accessories and tabletop items, while the Chef’s Catalogue brand offers gourmet cookware and high-end kitchenware.  Neiman Marcus Direct also operates the NeimanMarcus.com, Horchow.com and ChefsCatalog.com websites, offering luxury goods, home furnishings and high quality cookware  to the online consumer.

For more information about the Company’s reportable segments, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 to the Consolidated Financial Statements in Item 15.

The Neiman Marcus Group, Inc. is a Delaware corporation that commenced operations in August 1987.  Prior to October 22, 1999, Harcourt General, Inc. (Harcourt General), a Delaware corporation based in Chestnut Hill, Massachusetts, owned approximately 54 percent of the outstanding common stock of the Company.  On October 22, 1999, Harcourt General distributed to its shareholders approximately 21.4 million of the 26.4 million shares of the Company’s common stock held by Harcourt General and subsequently divested itself entirely of any holdings in the Company’s stock.

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K available free of charge through its website at www.neimanmarcusgroup.com as soon as reasonably practicable after it electronically files such material with (or furnishes such material to) the Securities and Exchange Commission.  The information contained on the Company’s website is not incorporated by reference into this Form 10-K and should not be considered to be part of this Form 10-K.

Description of Operations

Specialty Retail Stores. Neiman Marcus stores offer women’s and men’s apparel, fashion accessories, shoes, cosmetics, furs, precious and fashion jewelry, decorative home accessories, fine china, crystal and silver, epicurean gifts, children’s apparel and gift items.

As of September 15, 2003, the Company operated 35 Neiman Marcus stores, located in Arizona (Scottsdale); California (five stores: Beverly Hills, Newport Beach, Palo Alto, San Diego and San Francisco); Colorado (Denver); the District of Columbia; Florida (six stores: Coral Gables, Fort Lauderdale, Orlando, Palm Beach, Tampa and Bal Harbour); Georgia (Atlanta); Hawaii (Honolulu); Illinois (three stores: Chicago, Northbrook and Oak Brook); Missouri (St. Louis); Massachusetts (Boston); Minnesota (Minneapolis); Michigan (Troy); Nevada (Las Vegas); New Jersey (two stores: Short Hills and Paramus); New York (Westchester); Pennsylvania (King of Prussia); Texas (six stores: two in Dallas, one in Plano, one in Fort Worth and two in Houston); and Virginia (McLean).  The average size of these 35 stores is approximately 138,000 gross square feet and they range in size from 53,000 gross square feet to 224,000 gross square feet.

The Company plans to open a new Neiman Marcus store in San Antonio, Texas in fiscal year 2006.

The Company has stores operating under the name The Galleries of Neiman Marcus in Cleveland, Ohio and Phoenix, Arizona.  The Galleries of Neiman Marcus feature precious and fashion jewelry, gifts and decorative home accessories to extend the Neiman Marcus brand into markets that may not be large enough to support full-line stores.

The Company operates two Bergdorf Goodman stores in Manhattan at 58th Street and Fifth Avenue.  The main Bergdorf Goodman store consists of 250,000 gross square feet and features high-end women’s apparel and unique fashion accessories from leading designers, traditional and contemporary decorative home accessories, precious and fashion jewelry, cosmetics, gifts and gourmet foods.  The Bergdorf Goodman Men’s store consists of 66,000 gross square feet and is dedicated to fine men’s apparel and accessories.

The Company operates fourteen clearance centers that average approximately 27,000 gross square feet.  These stores provide an efficient and controlled outlet for the sale of end-of-season clearance merchandise primarily from Neiman Marcus stores and Neiman Marcus Direct.  Additionally, the Company purchases off-price merchandise directly from existing vendors to supplement the assortments of the clearance stores.

Direct Marketing. Neiman Marcus Direct, the Company’s upscale direct marketing operation, conducts catalogue and online sales through three brands — Neiman Marcus, Horchow and Chef’s Catalogue.  Under the Neiman Marcus brand, Neiman Marcus Direct primarily offers women’s apparel, accessories and home furnishings. The Horchow brand offers quality home furnishings, linens, decorative accessories and tabletop items, while the Chef’s Catalogue brand offers gourmet cookware and high-end kitchenware.  Neiman Marcus Direct also operates the NeimanMarcus.com, Horchow.com and ChefsCatalog.com websites, offering luxury goods, home furnishings and high quality cookware to the online consumer.

Brand Development Companies.  The Company owns a 51 percent interest in Gurwitch Products, LLC, which distributes and markets the Laura Mercier cosmetic line, and a 56 percent interest in Kate Spade LLC, a manufacturer and retailer of high-end designer handbags and accessories.

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

The Company obtains certain merchandise, primarily precious jewelry, on a consignment basis in order to expand its product assortment.  As of August 2, 2003, the Company held consigned inventories with a cost basis of approximately $214.0 million.  From time to time, the Company makes advances to certain of its vendors.  These advances are typically deducted from amounts paid to vendors at the time merchandise is received or, in the case of advances made for consigned goods, at the time the goods are sold by the Company.  The Company had net outstanding advances to vendors of approximately $30.8 million at August 2, 2003.

Employees

As of September 15, 2003, the Company had approximately 15,100 employees. Neiman Marcus stores had approximately 12,700 employees, Bergdorf Goodman stores had approximately 1,000 employees, Neiman Marcus Direct had approximately 1,300 employees and Neiman Marcus Group had approximately 80 employees.   The Company’s staffing requirements fluctuate during the year as a result of the seasonality of the retail industry. None of the Company’s employees are subject to collective bargaining agreements, except for approximately 16 percent of the Bergdorf Goodman employees.  The Company believes that its relations with its employees are good.

Seasonality

For information on seasonality, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

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

The Company’s and its competitors’ practices are subject to review in the ordinary course of business by the Federal Trade Commission and are subject to numerous federal and state laws.  Additionally, the Company is subject to certain customs, truth-in-advertising and other laws, including consumer protection regulations, that regulate retailers generally and/or govern the importation, promotion and sale of merchandise.  The Company undertakes to monitor changes in these laws and believes that it is in material compliance with all applicable state and federal regulations with respect to such practices.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to July 31.  All references to 2003 relate to the fifty-two weeks ended August 2, 2003; all references to 2002 relate to the fifty-three weeks ended August 3, 2002 and all references to 2001 relate to the fifty-two weeks ended July 28, 2001.  All references to 2004 relate to the fifty-two weeks ending on July 31, 2004.

ITEM 2.  PROPERTIES

The Company’s corporate headquarters are located at the Downtown Neiman Marcus store location in Dallas, Texas.  The operating headquarters for Neiman Marcus, Bergdorf Goodman and Neiman Marcus Direct are located in Dallas, Texas; New York, New York; and Irving, Texas, respectively.  As of September 15, 2003, the approximate aggregate gross square footage used in the Company’s operations was as follows:

	Owned	Owned Subject to Ground Lease	Leased	Total

Specialty Retail Stores	348,000	2,224,000	2,953,000	5,525,000

Distribution, Support and Office Facilities	1,207,000	150,000	866,000	2,223,000

Leases for substantially all of the Company’s stores, including renewal options, range from 15 to 99 years.  The lease on the Bergdorf Goodman Main Store expires in 2050 and the lease on the Bergdorf Goodman Men’s Store expires in 2010, with two 10-year renewal options.  Most leases provide for monthly fixed amount rentals or contingent rentals based upon sales in excess of stated amounts and normally require the Company to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.

The Company owns approximately 34 acres of land in Longview, Texas, where its National Service Center is located.  The National Service Center occupies a 502,000 square foot facility and is the principal merchandise processing and distribution facility for Neiman Marcus stores.  The Company also owns approximately 50 acres of land in Irving, Texas, where its 705,000 square foot Neiman Marcus Direct operating headquarters and distribution facility is located.

For further information on the Company’s properties and lease obligations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 of the Notes to the Consolidated Financial Statements in Item 15.  For more information about the Company’s plans to open additional stores, see “Description of Operations” in Item 1.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended August 2, 2003.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s Class A Common Stock and Class B Common Stock are currently traded on the New York Stock Exchange under the symbols NMG.A and NMG.B, respectively. As of September 15, 2003, there were 9,699 record holders of the Company’s Class A Common Stock and 3,450 record holders of the Company’s Class B Common Stock.  The Company currently does not intend to pay cash dividends on its common stock.

The following table indicates the quarterly stock price ranges for 2003 and 2002:

2003	NMG.A		NMG.B
Quarter	High	Low	High	Low

First	$31.70	$24.95	$28.79	$22.70
Second	31.58	28.01	29.05	25.61
Third	32.05	26.05	30.10	23.87
Fourth	$40.30	$31.75	$37.60	$29.45

2002	NMG.A		NMG.B
Quarter	High	Low	High	Low

First	$33.25	$23.76	$31.75	$22.85
Second	34.05	25.95	31.95	24.80
Third	38.95	32.50	36.87	30.80
Fourth	$39.55	$24.88	$37.33	$22.65

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data is qualified in its entirety by the Consolidated Financial Statements of the Company (and the related Notes thereto) contained in Item 15 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.  The operating results and financial position data for each of the fiscal years ended August 2, 2003, August 3, 2002, July 28, 2001, July 29, 2000 and July 31, 1999 have been derived from the Company’s audited Consolidated Financial Statements.  Additionally, 2002 included fifty-three weeks of operations while the other years presented consist of fifty-two weeks of operations.

	Years Ended
(in millions, except	August 2,	August 3,		July 28,		July 29,	July 31,
per share data)	2003	2002		2001		2000	1999

OPERATING RESULTS
Revenues	$3,098.1	$2,948.3		$3,015.5		$2,926.4	$2,580.4
Gross margin	1,024.5	951.0		994.6		1,008.1	831.6
Operating earnings	222.1	177.7	(1)	193.6	(2)	248.4	182.6
Earnings before income taxes, minority interest and change in accounting principle	205.8	162.2		178.4		223.0	157.6
Net earnings	$109.3	$99.6		$107.5		$134.0	$94.9

Basic earnings per share:
Earnings before change in accounting principle	$2.61	$2.10		$2.28		$2.77	$1.93
Change in accounting principle - writedown of intangible assets, net of taxes	(0.31)	—		—		—	—
Basic earnings per share	$2.30	$2.10		$2.28		$2.77	$1.93

Diluted earnings per share:
Earnings before change in accounting principle	$2.60	$2.08		$2.26		$2.75	$1.93
Change in accounting principle - writedown of intangible assets, net of taxes	(0.31)	—		—		—	—
Diluted earnings per share	$2.29	$2.08		$2.26		$2.75	$1.93

	August 2, 2003	August 3, 2002		July 28, 2001		July 29, 2000	July 31, 1999

FINANCIAL POSITION
Cash and cash equivalents	$207.0	$178.6		$97.3		$175.4	$29.2
Merchandise inventories	687.1	656.8		648.9		575.3	545.3
Total current assets	1,246.1	1,127.6		1,063.3		1,069.3	841.8
Property and equipment, net	674.2	653.2		586.6		539.7	513.4
Total assets	2,034.4	1,907.5		1,785.9		1,762.1	1,518.9
Current liabilities	530.4	518.5		497.6		492.3	396.2
Long-term liabilities	$358.0	$327.2		$338.9		$435.1	$381.3

(1)          For 2002, operating earnings reflect 1) a $16.6 million gain from the change in vacation policy made by the Company and 2) $13.2 million of impairment and other charges, related primarily to the impairment of certain long-lived assets.

(2)   For 2001, operating earnings reflect a $9.8 million impairment charge related to the Company’s investment in a third-party internet retailer.

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

•            changes in the Company’s relationships with its key customers;

•            delays in receipt of merchandise ordered by the Company due to work stoppages and/or other causes of delay in connection with either the manufacture or shipment of such merchandise;

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

•            the design and implementation of new information systems as well as enhancements of existing systems;

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in Item 15.  As disclosed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events.  These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements.  The amounts currently estimated by the Company are subject to change if different assumptions as to the outcome of future events were made.  The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Management makes adjustments to its assumptions and judgments when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used by the Company in preparing the accompanying consolidated financial statements.  Management of the Company believes the following critical accounting policies encompass the more significant judgments and estimates used in preparation of its consolidated financial statements.

Revenues.  Revenues include sales of merchandise and services, net commissions earned from leased departments in the Company’s retail stores and shipping and handling revenues related to merchandise sold.  Revenues from the Company’s retail operations are recognized at the later of the point of sale or the delivery of goods to the customer.  Revenues from the Company’s direct marketing operation are recognized when the merchandise is delivered to the customer.  The Company maintains reserves for anticipated sales returns primarily based on the Company’s historical trends related to returns by its retail and direct marketing customers.

Merchandise Inventories and Cost of Goods Sold.  The Company utilizes the retail method of accounting for substantially all of its merchandise inventories. Merchandise inventories are stated at the lower of cost or market.  The retail inventory method is widely used in the retail industry due to its practicality.

Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of inventories.  The cost of the inventory reflected on the consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns.  Hence, earnings are negatively impacted when merchandise is marked down.

The areas requiring significant management judgment related to the valuation of the Company’s inventories include 1) setting the original retail value for the merchandise held for sale, 2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and 3) estimating the shrinkage that has occurred between physical inventory counts.  These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results.  Factors that can lead to different financial results include 1)

setting original retail values for merchandise held for sale incorrectly, 2) failure to identify a decline in perceived value of inventories and process the appropriate retail value markdowns and 3) overly optimistic or conservative shrinkage estimates.  The Company believes it has the appropriate merchandise valuation and pricing controls in place to minimize the risk that its inventory values would be materially misstated.

Consistent with industry business practice, the Company receives allowances from certain of its vendors in support of the merchandise purchased by the Company for resale.  Certain allowances are received to reimburse the Company for markdowns taken and/or to support the gross margins earned by the Company in connection with the sales of the vendor’s merchandise.  These allowances are recognized as an increase to gross margin when the allowances are earned by the Company and approved by the vendor.  Other allowances received by the Company represent reductions to the amounts paid by the Company to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized as an increase to gross margin at the time the goods are sold.

Income and Expenses Related to Securitization.  Pursuant to applicable accounting principles, the Company’s current credit card securitization program qualifies for sale treatment related to those receivables transferred to third-party investors (Sold Interests).  As a result, the Company recognizes a gain or loss equal to the difference between the consideration received for the Sold Interests and the allocated cost basis of the receivables sold.  The portion of the credit card receivables that continue to be held by the Company (Retained Interests) are shown as “Undivided interests in NMG Credit Card Master Trust” on the Company’s consolidated balance sheets.  All income, net of related expenses, pertaining to both the Sold Interests and the Retained Interests are reflected as a reduction of selling, general and administrative expenses in the Company’s consolidated statements of earnings.

Assumptions related to the future performance of the Company’s credit card portfolio have a significant impact on the calculation of the gain or loss on the sale of the Sold Interests, the carrying values of Retained Interests and the recognition of income on the Retained Interests.  Determining the fair value of the Sold and Retained Interests requires estimates related to: 1) the gross future finance charge collections to be generated by the total credit card portfolio; 2) future finance charge collections allocable to the Sold Interests; 3) future credit losses and 4) discount rates.  Items that were considered in making judgments and preparing estimates and factors that might lead to future variations in consolidated financial results in the event of differences between actual and estimated results are as follows:

•                  Finance charge income is billed at a contractual rate monthly and warrants little judgment or estimation.  The expected credit card customer payment rate is based on historical payment rates adjusted for recent payment rate trends.  To the extent credit card customers pay off their balances sooner than estimated, the income earned by the Company may decrease.  Conversely, should the credit card customers pay off balances over a longer period of time, the income earned by the Company may increase.

•                  The finance charge collections are estimated using the current portfolio yield experience and estimated short-term interest rates over the estimated life of the receivables.  To the extent current portfolio yield experience decreases and short-term interest rates increase beyond the estimates, the finance charge collections may be reduced.

•                  Credit losses expected from the portfolio are based on historical write-off rates, adjusted for recent write-off trends and management’s outlook of future trends.  To the extent there are positive or negative factors affecting the credit card customers’ ability or intent to pay off the outstanding balance (e.g., level of discretionary income, level of consumer debt, bankruptcy legislation), the actual bad debts to be realized could exceed or be less than the amounts estimated.  Credit losses in excess of those estimated reduce the income earned by the Company.  Conversely, credit losses less than those estimated increase the income earned by the Company.

•                  The assumed cash flow discount rates are based on prevailing market interest rates and management’s estimate of an appropriate risk premium for each respective Retained Interest.  The actual discount rates used are subject to interest rate fluctuations.

The most sensitive assumptions in calculating the fair values are the credit card customers’ payment rate, the estimate for credit losses, relative interest spreads and the assumed cash flow discount rates.  Assumptions related to the future performance of the Company’s credit card portfolio have a significant impact on the calculation of the gain or loss on the sale of the Sold Interests, the carrying values of the Retained Interests and the recognition of income on the Retained Interests.

Long-lived Assets.  To the extent the Company remodels or otherwise replaces or disposes of property and equipment prior to the end of their assigned depreciable lives, the Company could realize a loss or gain on the disposition.  To the extent assets continue to be used beyond their assigned depreciable lives, no depreciation expense is incurred.  The Company reassesses the depreciable lives in an effort to reduce the risk of significant losses or gains at disposition and utilization of assets with no depreciation charges.  The reassessment of depreciable lives involves utilizing historical remodel and disposition activity and forward-looking capital expenditure plans.

Recoverability of the carrying value of store assets is assessed annually and upon the occurrence of certain events (e.g., opening a new store near an existing store or announcing plans for a store closing).  The recoverability assessment requires judgment and estimates for future store generated cash flows.  The underlying estimates for cash flows include estimates for future sales, gross margin rates and store expenses and are based upon the stores’ past and expected future performance.  New stores may require two to five years to develop a customer base necessary to generate the cash flows of the Company’s more mature stores.  To the extent management’s estimates for sales growth and gross margin improvement are not realized, future annual assessments could result in impairment charges.

Recoverability of goodwill and intangible assets is assessed annually and upon the occurrence of certain events.  The recoverability assessment requires management to make judgments and estimates regarding the fair values.  The fair values are determined using estimated future cash flows, including growth assumptions for future sales, gross margin rates and other estimates.  To the extent that management’s estimates are not realized, future assessments could result in impairment charges.

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

Loyalty Programs.  The Company maintains customer loyalty programs in which customers receive points annually for qualifying purchases.  Upon reaching certain levels, customers may redeem their points for gifts. Generally, points earned in a given year must be redeemed no later than ninety days subsequent to the end of the annual program period.  The Company accrues the estimated costs of the anticipated redemptions of the points earned by its customers at the time of the initial customer purchase and charges such costs to selling, general and administrative expense.  The estimates of the costs associated with the loyalty programs require the Company to make assumptions related to customer purchasing levels, redemption rates and costs of awards to be chosen by its customers.

Pension Plan.  The Company sponsors a noncontributory defined benefit pension plan (Pension Plan) covering substantially all full-time employees.  In calculating its pension obligations and related pension expense, the Company makes various assumptions and estimates, after consulting with outside actuaries and advisors.  The annual determination of pension expense involves calculating the estimated total benefit ultimately payable to Pension Plan participants and allocates this cost to the periods in which services are expected to be rendered.  The Company uses the projected unit credit method in recognizing pension liabilities.  The Pension Plan is valued annually as of the beginning of each fiscal year.

Significant assumptions related to the calculation of the Company’s pension obligations include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan and the average rate of compensation increase by Pension Plan participants.  These actuarial assumptions are reviewed annually based upon currently available information.

The assumed discount rate utilized is based, in part, upon the Moody’s Aa corporate bond yield as of the measurement date.  The discount rate is utilized principally in calculating the actuarial present value of the Company’s pension obligation and net pension expense.  At August 1, 2003, the discount rate was 6.50 percent.  To the extent the discount rate increases or decreases, the Company’s pension obligation is decreased or increased, accordingly.  The estimated effect of a 0.25 percent decrease in the discount rate would increase the pension obligation by $7.4 million and increase annual pension expense by $1.2 million.

The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation.  It is the Company’s current policy to invest the Pension Plan assets in equity securities (approximately 60 percent) and in fixed income securities (approximately 40 percent).  The Company periodically evaluates the allocation between investment categories of the assets held by the Pension Plan.  The expected average long-term rate of return on assets is based principally on the counsel of the Company’s outside actuaries and advisors.  This rate is utilized primarily in calculating the expected return on plan assets component of the annual pension expense.  To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected.  Rather, this gain reduces future pension expense over a period of approximately 12 to 18 years.  To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected.  Rather, this loss increases pension expense over approximately 12 to 18 years.  During 2003, the Company utilized 8.0 percent as the expected long-term rate of return on plan assets.

The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees.  The Company utilized a rate of 4.5 percent for the periods beginning August 1, 2003.  This rate is utilized principally in calculating the pension obligation and annual pension expense.  The estimated effect of a 0.25 percent increase in the assumed rate of compensation increase would increase the pension obligation by $1.5 million and increase annual pension expense by $0.4 million.

The Company had cumulative unrecognized expense for the Pension Plan of $76.5 million at August 1, 2003 primarily related to the delayed recognition of differences between the Company’s actuarial assumptions and actual results, which has contributed to the $62.0 million underfunded status of the Pension Plan at August 1, 2003.

Self-insurance and Other Employee Benefit Reserves.  Management uses estimates in the determination of the required accruals for general liability, workers’ compensation and health insurance as well as short-term disability, supplemental executive retirement benefits and postretirement health care benefits.  These estimates are based upon an examination of historical trends, industry claims experience and, in certain cases, calculations performed by third-party experts.  Projected claims information may change in the future and may require management to revise these accruals.

Income Taxes.  The Company is routinely under audit by federal, state or local authorities in the areas of income taxes.  These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures.  Based on its annual evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures.  To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of recorded reserves, the Company’s effective tax rate in a given financial statement period could be materially impacted.

Litigation.  The Company is periodically involved in various legal actions arising in the normal course of business.  Management is required to assess the probability of any adverse judgments as well as the potential range of any losses.  Management determines the required accruals after a careful review of the facts of each significant legal action.  The Company’s accruals may change in the future due to new developments in these matters.

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

The Specialty Retail Stores segment consists primarily of Neiman Marcus and Bergdorf Goodman stores.  Approximately 81 percent of the Company’s revenues were generated by its Specialty Retail Stores segment in 2003.  In September 2002, the Company opened a new store in Coral Gables, Florida and in October 2002 opened a new store in Orlando, Florida.  The Company currently plans to open one new Neiman Marcus store in San Antonio, Texas during fiscal year 2006.  In 2003, average store revenues per gross square foot were $475, down from $481 for 2002.  The Company believes the decrease in average store revenues per gross square foot in 2003 was impacted by new store openings.  The Company has consistently focused on renovating and modernizing its stores to improve productivity.  The Company’s strategy is to improve average transaction amounts and comparable revenue growth with carefully edited assortments and marketing and customer loyalty programs that are designed to increase its customers’ awareness of the merchandise offerings in its stores.

The Company owns a 51 percent interest in Gurwitch Products, LLC, which distributes and markets the Laura Mercier cosmetic line, and a 56 percent interest in Kate Spade LLC, a manufacturer and retailer of high-end designer handbags and accessories.  Gurwitch Products, LLC and Kate Spade LLC are hereafter collectively referred to as “Brand Development Companies.”

The Company’s fiscal year ends on the Saturday closest to July 31.  All references to 2003 relate to the fifty-two weeks ended August 2, 2003; all references to 2002 relate to the fifty-three weeks ended August 3, 2002 and all references to 2001 relate to the fifty-two weeks ended July 28, 2001.  All references to 2004 relate to the fifty-two weeks ending on July 31, 2004.

The following table sets forth certain items expressed as percentages of net sales for the periods indicated.

	Years Ended
	August 2, 2003	August 3, 2002	July 28, 2001

Revenues	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs	66.9	67.7	67.0
Selling, general and administrative expenses	25.9	26.3	26.2
Effect of change in vacation policy	—	(0.5)	—
Impairment and other charges	—	0.5	0.4
Operating earnings	7.2	6.0	6.4
Interest expense, net	0.5	0.5	0.5
Earnings before income taxes, minority interest and change in accounting principle	6.7	5.5	5.9
Income taxes	2.6	2.1	2.2
Earnings before minority interest and change in accounting principle	4.1	3.4	3.7
Minority interest in net earnings of subsidiaries	(0.1)	—	(0.1)
Earnings before change in accounting principle	4.0	3.4	3.6
Change in accounting principle	(0.5)	—	—
Net earnings	3.5%	3.4%	3.6%

Operating Results

Set forth in the following table is certain summary information with respect to the Company’s operations for the most recent three fiscal years.

	Years Ended
(dollars in millions)	August 2, 2003	August 3, 2002	July 28, 2001

REVENUES
Specialty Retail Stores	$2,524.8	$2,433.2	$2,504.8
Direct Marketing	493.5	444.0	437.9
Other (1)	79.8	71.1	72.8
Total	$3,098.1	$2,948.3	$3,015.5

OPERATING EARNINGS
Specialty Retail Stores	$198.2	$170.5	$201.0
Direct Marketing	45.8	22.8	11.1
Other (1)	(21.9)	(19.0)	(8.7)
Effect of change in vacation policy	—	16.6	—
Impairment and other charges	—	(13.2)	(9.8)
Total	$222.1	$177.7	$193.6

OPERATING PROFIT MARGIN
Specialty Retail Stores	7.9%	7.0%	8.0%
Direct Marketing	9.3%	5.1%	2.5%
Total	7.2%	6.0%	6.4%

COMPARABLE REVENUES (2)
Specialty Retail Stores	1.8%	(5.3)%	1.2%
Direct Marketing	12.5%	0.2%	8.0%
Total	3.8%	(4.6)%	2.3%

STORE COUNT (3)
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	35	34	33
Opened during the period	2	1	1
Open at end of period	37	35	34
Clearance centers:
Open at beginning of period	12	10	10
Opened during the period	2	2	—
Open at end of period	14	12	10

(1) Other includes the operations of the Brand Development Companies and corporate expenses.

(2) Comparable revenues include 1) revenues derived from the Company’s retail stores open for more than 52 weeks, including stores that have been relocated or expanded, 2) revenues from the Company’s Direct Marketing operations and 3) revenues from the Company’s Brand Development Companies.  The calculation of the change in comparable revenues for 2003 is based on revenues for the 52 weeks ended August 2, 2003 compared to revenues for the 52 weeks ended July 27, 2002.  The calculation for the change in comparable revenues for 2002 is based on revenues for the 52 weeks ended July 27, 2002 compared to revenues for the 52 weeks ended July 28, 2001.

(3) The Company’s Neiman Marcus Galleries stores have been excluded.

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

Revenues.  Revenues for 2003 of $3.10 billion increased $149.8 million, or 5.1 percent, from $2.95 billion in the prior year period.  The increase in revenues was primarily attributable to both an increase in comparable revenues and revenues generated by new stores.  Total revenues for 2002 included sales of approximately $36.6 million for the fifty-third week of 2002.

Comparable revenues in 2003 increased 3.8 percent for the fifty-two weeks ended August 2, 2003 compared to the fifty-two weeks ended July 27, 2002.  Comparable revenues increased 1.8 percent for Specialty Retail Stores and 12.5 percent for Direct Marketing for the fifty-two weeks ended August 2, 2003 compared to the fifty-two weeks ended July 27, 2002.  Changes in comparable revenues by quarter (thirteen weeks 2003 compared to thirteen weeks 2002) for the Specialty Retail Stores and Direct Marketing segments are as follows:

	2003				2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Specialty Retail Stores	6.4%	(0.3)%	(2.1)%	4.8%	(3.1)%	(2.6)%	(3.3)%	(12.1)%

Direct Marketing	15.8%	10.8%	11.7%	12.3%	0.7%	1.3%	1.2%	(2.8)%

Total	8.5%	1.5%	0.5%	5.8%	(2.8)%	(1.9)%	(3.0)%	(10.9)%

For 2003, the increase in comparable revenues for Specialty Retail Stores was primarily due to increased sales for both Neiman Marcus Stores and Bergdorf Goodman, particularly during the fourth quarter.  The increase in comparable revenues for Direct Marketing for 2003 was attributable to increased sales growth in the Neiman Marcus and Horchow brands, primarily the online businesses, offset, in part, by a decrease in the Chef's Catalogue brand.

Comparable revenues for the Brand Development Companies increased in 2003, with an increase for both Gurwitch Products, LLC and Kate Spade LLC.

In the first quarter of 2003, the Company opened two new Neiman Marcus stores in Coral Gables, Florida (September 2002) and Orlando, Florida (October 2002).  In the second quarter of 2003, the Company opened a new clearance store in the Denver, Colorado area (November 2002) and completed a 71,000 square foot expansion and remodel of the Las Vegas Neiman Marcus store.  In the fourth quarter of 2003, the Company opened another new clearance center in Miami, Florida (May 2003).  Sales derived from new stores for 2003 were $79.6 million.

Gross margin.  Gross margin was 33.1 percent of revenues in 2003 compared to 32.3 percent in the prior year period.  The increase in gross margin was primarily due to a decrease in markdowns.

Markdowns decreased as a percentage of revenues by 0.5 percent in 2003 compared to the prior year period.  The Company incurred a lower level of markdowns in the first and second quarters of 2003 compared to the prior year periods as higher markdowns were required in the first and second quarters of 2002 in connection with additional and more aggressive promotional events necessary to clear inventories in response to declines in retail sales in 2002.  However, markdowns increased as a percentage of revenues for the third quarter and fourth quarters of 2003 compared to the prior year period.  Higher markdowns were necessary in both the third and fourth quarters of 2003 to reduce a build-up of inventories in certain merchandise categories that occurred in the third quarter as a result of lower than anticipated sales.  The Company believes that sales in the third quarter of 2003, particularly the earlier weeks, were negatively impacted by economic uncertainties due, in part, to the conflict in Iraq as well as adverse weather conditions in a number of markets in which the Company operates.

Consistent with industry business practice, the Company receives allowances from certain of its vendors in support of the merchandise purchased by the Company for resale.  Certain allowances are received to reimburse the Company for markdowns taken and/or to support the gross margins earned by the Company in connection with the sales of the vendor’s merchandise.  These allowances are recognized as an increase to gross margin when the allowances are earned by the Company and approved by the vendor.  Other allowances received by the Company represent reductions to the amounts paid by the Company to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized as an increase to gross margin at the time the goods are sold.  The amounts of vendor reimbursements received by the Company did not have a significant impact on the year-over-year change in gross margin in 2003.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) were 25.9 percent of revenues in 2003 compared to 26.3 percent of revenues in the prior year period.

SG&A decreased as a percentage of revenues in 2003 primarily due to 1) lower catalogue production and circulation costs for the Direct Marketing segment due to a planned reduction in catalogue circulation in the first and second quarters of 2003, partially offset by planned increases in catalogue production and circulation costs during the third and fourth quarters of 2003, 2) the elimination of amortization of the Company’s intangible assets upon implementation of a new accounting principle in the first quarter of 2003 and 3) lower costs related to incentive compensation.

The decreases in SG&A were offset, in part, by 1) higher retirement and other benefits expenses, 2) increased advertising costs for the Specialty Retail Stores segment due to increased costs related to the Company’s customer loyalty programs as well as a decrease in vendor advertising allowances recorded as a reduction to advertising expenses as a result of the adoption of new accounting rules effective beginning in the third quarter of 2003 and 3) increased preopening costs incurred in connection with the opening of two Neiman Marcus stores in the first quarter of 2003, the opening of a new clearance store in the second quarter of 2003, the completion of the remodel of the Las Vegas Neiman Marcus store in the second quarter of 2003 and the opening of a new clearance center in the fourth quarter of 2003.

Segment operating earnings.  Operating earnings for the Specialty Retail Stores segment were $198.2 million for 2003 compared to $170.5 million for the prior year period.  This increase was primarily the result of increased sales, reduced markdowns in the first and second quarter of 2003 compared to the prior year offset, in part, by increased markdowns in the third and fourth quarters of 2003 and increased SG&A expenses (primarily benefits, advertising and preopening expenses) as percentages of revenues.

Operating earnings for Direct Marketing increased to $45.8 million for 2003 from $22.8 million for the prior year period, primarily as a result of increased sales and reduced online marketing costs and lower catalogue production and circulation costs, as percentages of revenues, in the first and second quarters of 2003, due to the planned reduction in catalogue circulation, partially offset by increased online marketing costs and planned increases in catalogue production and circulation costs as a percentage of revenues during the third and fourth quarters of 2003.

Interest expense, net.  Net interest expense was $16.3 million for 2003 and $15.4 million for the prior year period.  Net interest expense increased primarily due to a decrease in capitalized interest charges associated with store construction and reduced investment interest income offset, in part, by reduced interest costs associated with lower borrowings on the Company’s revolving credit facility.  Seasonal borrowings under the Company’s revolving credit facility reached $80 million in the second quarter of 2003 compared to $130 million in the prior year.

Income taxes.  The Company’s effective income tax rate was 38.5 percent in 2003 and 38.0 percent in the prior year period.  The Company expects its effective tax rate to increase to 39.0 percent in 2004 primarily due to higher state income taxes.

Change in accounting principle – writedown of intangible assets, net of taxes.  The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” as of the beginning of the first quarter of 2003.  SFAS No. 142 established a new fair value-based accounting model for the valuation of goodwill and indefinite-lived intangible assets recorded in connection with business combinations.  Pursuant to the provisions of SFAS No. 142, goodwill and indefinite-lived intangible assets are measured for impairment by applying a fair value-based test at least annually and are not amortized.  Based upon its review procedures and the valuation results of an independent third party appraisal firm, the Company recorded a $24.1 million writedown in the carrying value of the indefinite-lived intangible assets of its Direct Marketing segment.  The writedown ($14.8 million, net of taxes) is reflected as a change in accounting principle in the accompanying consolidated statements of earnings.

Fiscal year 2002 compared to Fiscal year 2001

Revenues.  Revenues for 2002 of $2.95 billion decreased $67.2 million, or 2.2 percent, from $3.02 billion in the prior year.  Total revenues for 2002 included sales of approximately $36.6 million for the fifty-third week of 2002.

The decrease in revenues in 2002 was primarily attributable to a 4.6 percent decrease in comparable revenues for the fifty-two weeks ended July 27, 2002 compared to the fifty-two weeks ended July 28, 2001.  The comparable sales decrease was offset, in part, by the revenues from one new Neiman Marcus store in Tampa, Florida and one new clearance store in Atlanta, Georgia, each of which was opened during the first quarter of 2002.  In addition, the Company opened a new clearance store in Grapevine, Texas in April 2002.

Comparable revenues for the fifty-two weeks ended July 27, 2002 compared to the fifty-two weeks ended July 28, 2001 decreased 5.3 percent for Specialty Retail Stores, offset, in part by an increase of 0.2 percent for Direct Marketing.  The Company believes the decline in comparable revenues for Specialty Retail Stores for the fifty-two weeks ended July 27, 2002 compared to the fifty-two weeks ended July 28, 2001 was due, in part, to 1) the elimination of certain promotional events conducted in 2001 in order to lower inventory levels, 2) general economic conditions, 3) the softening in the retail industry that began in 2001 and 4) a decrease in retail spending after the events of September 11, 2001. The net increase in comparable revenues for Direct Marketing reflects an increase in revenues from the Company’s online operations offset, in part, by a decline in revenues from the Direct Marketing catalogue operations.  As to the Direct Marketing catalogue operations, the Company believes the decrease in its comparable revenues for the fifty-two weeks ended July 27, 2002 compared to the fifty-two weeks ended July 28, 2001 was impacted by 1) the planned reduction in circulation schedules, 2) the elimination of certain catalogues, 3) general economic conditions and 4) a decrease in retail spending after the events of September 11, 2001.  Comparable revenues for the Brand Development companies declined in 2002 with a decrease for Kate Spade LLC being offset, in part, by an increase for Gurwitch Products, LLC.

Gross margin.  Gross margin was 32.3 percent of revenues for 2002 compared to 33.0 percent for 2001.  The decline in gross margin was primarily due to increases, as a percentage of revenues, in buying and occupancy costs and markdowns offset, in part, by favorable inventory count results in the fourth quarter of 2002.

A significant portion of the Company’s buying and occupancy costs are fixed in nature.  As a result, buying and occupancy costs increased as a percentage of revenues for 2002 compared to 2001 as a result of the decline in revenues.  Additionally, buying and occupancy costs as a percentage of revenues were higher for new stores than for mature stores.

Markdowns increased, as a percentage of revenues, by approximately 0.1 percent in 2002 compared to 2001.  The Company incurred a higher level of markdowns in the first and second quarters of 2002 than in the corresponding periods in the prior year in connection with additional and more aggressive promotional events.  These 2002 events were necessary to clear inventories in response to declines in retail sales.  However, markdowns were lower in the third quarter and fourth quarter of 2002 than in the same periods in 2001.  In the third and fourth quarters of 2002, the Company was able to eliminate certain markdowns taken in connection with promotional events that were held in the prior year to lower inventory levels in response to the lower-than-anticipated sales levels achieved in the third and fourth quarters of 2001.

Consistent with industry business practice, the Company receives allowances from certain of its vendors in support of the merchandise purchased by the Company for resale.  Certain allowances are received to reimburse the Company for markdowns taken and/or to support the gross margins earned by the Company in connection with the sales of the vendor’s merchandise.  These allowances are recognized as an increase to gross margin when the allowances are earned by the Company and approved by the vendor.  Other allowances received by the Company represent reductions to the amounts paid by the Company to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized as an increase to gross margin at the time the goods are sold.  The amounts of vendor reimbursements received by the Company did not have a significant impact on the year-over-year change in gross margin in 2002.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) were 26.3 percent of revenues in 2002 compared to 26.2 percent of revenues in 2001.  The increase in SG&A as a percentage of revenues in the current year was primarily due to 1)  higher health care and various tax expenses, 2) a higher ratio of SG&A to revenues for the Company’s less mature stores, 3) an increased level of incentive compensation and 4) higher preopening costs.

The increases in SG&A were partially offset by 1) a lower level of SG&A as a percentage of revenues for the Company’s more mature stores due, in part, to various cost reduction strategies initiated by the Company, 2) lower catalogue production and circulation costs due to the elimination of certain unprofitable catalogues by Direct Marketing and 3) higher income earned in connection with the Company’s credit card portfolio.

Segment operating earnings.  Operating earnings for the Specialty Retail Stores segment were $170.5 million in 2002 compared to $201.0 million in 2001.  This decrease was primarily the result of lower sales and an increase in both buying and occupancy expenses and SG&A expenses as a percentage of revenues derived from the Company’s less mature stores in 2002.  Operating earnings for Direct Marketing increased to $22.8 million in 2002 from $11.1 million in 2001 primarily as a result of an improvement in the operating performance of the Company’s online operations and the elimination of certain unprofitable catalogues.  Operating losses reported as Other were $19.0 million compared to losses of $8.7 million in 2001.  The increase in loss related to Other was primarily due to lower earnings for the Brand Development companies as a result of a decline in earnings at Kate Spade LLC and increased expenses for professional fees, medical expenses and incentive compensation.

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

Impairment and other charges. In the fourth quarter of 2002, the Company recorded a $3.1 million pretax impairment charge.  The charge related to the write-down of the net carrying values of the fixed assets of three Kate Spade LLC stores to estimated fair value.

In the third quarter of 2002, the Company recorded an $8.2 million pretax impairment charge.  The charge related to 1) the write-off of the remaining net carrying value of its cost method investment in WeddingChannel.com, Inc. in light of its continued operating losses, 2) the write-down of the carrying values of the fixed assets of two Neiman Marcus Galleries stores to estimated fair value and 3) the accrual of the estimated loss associated with the abandonment of excess warehouse space held by the Company pursuant to a long-term operating lease.  In the second quarter of 2002, the Company incurred expenses of approximately $2.0 million in connection with certain cost reduction strategies.  These expenses consisted primarily of severance costs and lease termination expenses incurred in connection with the closing of the Neiman Marcus Galleries store in Seattle, Washington.

Interest expense net.  Interest expense was $15.4 million for 2002 compared to $15.2 million for 2001.  The increase in net interest expense of $0.2 million was primarily due to increased interest costs associated with borrowings on the Company’s Revolving Credit Facility in the second quarter of 2002 and by lower investment interest income offset, in part, by an increase in capitalized interest charges associated with store development.

Income taxes.  The Company’s effective income tax rate was 38 percent in both 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements consist principally of 1) the funding of its merchandise purchases, 2) capital expenditures for new store growth, store renovations and upgrades of its management information systems, 3) debt service requirements and 4) obligations related to its Pension Plan.  The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

Net cash provided by operating activities was $169.0 million for 2003 compared to net cash provided by operating activities of $212.4 million for the prior year period.  Despite an increase in net earnings (before the non-cash impact of the accounting change in the first quarter of 2003), cash provided by operating activities decreased by approximately $43.4 million compared to the prior year period.  This decrease was primarily the result of a higher net investment in inventory (inventory less accounts payables) and increased funding of the Company’s Pension Plan compared to the prior year period.  A significant portion of the higher net investment in inventories in the current year relates to the two new Neiman Marcus stores and two new clearance stores opened since the beginning of 2003.

Net cash used for investing activities was $134.0 million for 2003 and $137.1 million for 2002.  The net cash used for investing activities decreased in 2003 principally as a result of decreased capital expenditures and an increase in retained accounts receivable.

The Company’s capital expenditures in 2003 primarily included costs related to the construction of new stores and the renovation of existing stores. Capital expenditures were $100.0 million in 2003 and $149.2 million in 2002.  In 2003, major projects included store renovations in San Francisco, California; Las Vegas, Nevada; and Newport Beach, California and the construction of new stores in Orlando, Florida and Coral Gables, Florida and upgrades and replacement of certain store and financial systems.  In 2003, the Company implemented various financial and non-merchandise procurement modules of Oracle to replace previous systems, began the rollout of a new point-of-sale system in the Company’s retail stores and implemented a new system for the procurement of foreign merchandise.  The Company currently projects capital expenditures for 2004 to be approximately $150 million to $160 million primarily for store renovations and upgrades to information systems.

Net cash used for financing activities was $6.8 million in 2003.  Net cash provided by financing activities was $6.1 million in 2002.  In 2003, the Company borrowed and repaid $80 million on the Company’s revolving credit facility to fund seasonal working capital requirements and repurchased approximately $15.0 million of the Company’s stock during the second quarter of 2003 pursuant to the Company’s stock repurchase program.  During 2002, the Company borrowed and repaid $130 million on the Company’s revolving credit facility to fund seasonal working capital requirements.

The Company’s primary sources of short-term liquidity are comprised of cash on hand and availability under its $300 million revolving credit facility.  As of August 2, 2003, the Company had cash and cash equivalents of $207.0 million and no outstanding borrowings under the Company’s $300 million unsecured revolving credit facility.  The Company’s cash and cash equivalents consisted principally of invested cash and store operating cash.  At August 3, 2002, the Company had cash and cash equivalents of $178.6 million and no outstanding borrowings under the Company’s previous $450 million unsecured revolving credit facility.  The amount of cash on hand and borrowings under the credit facility are influenced by a number of factors, including sales, retained accounts receivable, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, Pension Plan funding obligations and the Company’s tax payment obligations, among others.

FINANCING STRUCTURE

The Company’s major sources of funds are comprised of vendor financing, a $300 million revolving credit agreement, $125 million senior unsecured notes, $125 million senior unsecured debentures, a $225 million securitization program, operating leases and capital leases.

Effective August 26, 2002, the Company entered into a three-year unsecured revolving credit agreement (the Credit Agreement) with a group of eleven banks that provides for borrowings of up to $300 million.  The Company has two types of borrowing options under the Credit Agreement, a “committed” borrowing or a “competitive bid” borrowing.  The rate of interest payable under a “committed” borrowing is based on one of two pricing options selected by the Company, the level of outstanding borrowings and the rating of the Company’s senior unsecured long-term debt by Moody’s and Standard & Poor’s.  The pricing options available to the Company under a “committed” borrowing are based on either LIBOR plus 0.400 percent to 1.625 percent or a “base” rate, based on the higher of the Prime Rate or 0.500 percent plus the Federal Funds Rate, plus a “base” rate margin of up to 0.625 percent.  The rate of interest payable under a “competitive bid” borrowing is based on one of two pricing options selected by the Company.  The pricing options are based on either LIBOR plus a competitive bid margin or an absolute rate, both determined in the competitive auction process.  Changes in the ratings of the senior unsecured long-term debt do not represent an event of default, accelerate repayment of any outstanding borrowings or alter any other terms of the Credit Agreement.  The Credit Agreement contains covenants that require the Company to maintain certain leverage and fixed charge ratios.  At August 2, 2003, the Company had no borrowings outstanding under its unsecured credit facility.

The Company also has an uncommitted money market lending arrangement of $25 million in place with one of  its lending banks.  The arrangement expires on September 20, 2004 and as of August 2, 2003, the Company had no borrowings outstanding under this arrangement.

In May 1998, the Company issued $250 million of unsecured senior notes and debentures to the public.  The debt is comprised of $125 million of 6.65 percent senior notes, due 2008 and $125 million of 7.125 percent senior debentures, due 2028.  Interest on the securities is payable semiannually.  Based upon quoted prices, the fair value of the Company’s senior notes and debentures was $265.0 million as of August 2, 2003 and $249.9 million as of August 3, 2002.

In prior years, the Company’s Board of Directors authorized various stock repurchase programs and increases in the number of shares subject to repurchase.  During the second quarter of 2003, the Company repurchased 524,177 shares at an average purchase price of $28.65.  As of August 2, 2003, approximately 1.4 million shares remained available for repurchase under the Company’s stock repurchase programs.

The estimated significant contractual cash obligations and other commercial commitments at August 2, 2003 are summarized in the following table:

	Payments Due By Period
(in thousands)	Total	Fiscal Year 2004	Fiscal Years 2005 - 2006	Fiscal Years 2007 - 2008	Fiscal Year 2009 and Beyond

Contractual obligations
Senior notes	$125,000	$—	$—	$125,000	$—
Senior debentures	125,000	—	—	—	125,000
Capital lease obligations	1,700	1,100	600	—	—
Operating lease obligations	780,300	44,600	84,500	72,100	579,100
Construction commitments	8,600	7,800	800	—	—
NMG Credit Card Master Trust Class A Certificates	225,000	—	225,000	—	—
	$1,265,600	$53,500	$310,900	$197,100	$704,100

	Amount of Commitment Expiration Period
	Total	Fiscal Year 2004	Fiscal Years 2005 - 2006	Fiscal Years 2007 - 2008	Fiscal Year 2009 and Beyond

Other commercial commitments
Revolving credit facility:
Outstanding commitment at August 2, 2003	$300,000	$—	$300,000	$—	$—
Money market lending facility	25,000	—	25,000	—	—
Letters of credit	8,500	8,400	100	—	—
Surety bonds	2,700	2,100	600	—	—
	$336,200	$10,500	$325,700	$—	$—

The Company’s other principal commercial commitments are comprised of Pension Plan funding obligations, short-term merchandise purchase commitments, common area maintenance costs, tax and insurance obligations and contingent rent payments.  Substantially all of the Company’s merchandise purchase commitments are cancelable up to 30 days prior to the vendor’s scheduled shipment date.

At August 1, 2003 (the most recent measurement date), the Company’s actuarially calculated projected benefit obligation was $245.0 million and the fair value of the assets was $183.0 million resulting in an underfunded status of $62.0 million.  In addition, the Company was required to record an additional minimum pension liability of $39.3 million and reduce shareholders’ equity, net of taxes, by $23.8 million during 2003.  These adjustments did not affect the Company’s reported earnings or Pension Plan funding requirements.

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  In the third quarter of 2003, the Company made a required contribution of $11.5 million and a voluntary contribution of $13.5 million to the Pension Plan for the plan year ended July 31, 2002.  In addition, the Company made contributions of $5.8 million in 2003 for the plan year ending July 31, 2003.  Based upon currently available information, the Company will not be required to make an additional contribution to the Pension Plan for the plan year ending July 31, 2003.

While the Company’s contributions to the Pension Plan exceed the minimum funding requirements under ERISA and IRS rules and regulations, the significant decrease in the U.S. equity and bond markets during recent years contributed substantially to the underfunded status.  To the extent the U.S. equity and bond markets do not recover or continue to deteriorate, the Company’s cash funding requirements will increase.  The Company expects to generate adequate cash flows from operating activities to meet the Pension Plan funding requirements.  The

Company anticipates that Pension Plan expense, which was approximately $10.1 million in 2003, will increase by approximately $6.0 million in 2004.

The Company had cumulative unrecognized expense for the Pension Plan of $76.5 million at August 1, 2003 primarily related to the delayed recognition of differences between the Company’s actuarial assumptions and actual results, which has contributed to the $62.0 million underfunded status of the Pension Plan at August 1, 2003.

Management believes that operating cash flows, currently available vendor financing and amounts available pursuant to its Credit Agreement and its credit card securitization program should be sufficient to fund the Company’s operations, debt service, Pension Plan funding requirements, contractual obligations and commitments and currently anticipated capital expenditure requirements through the end of 2004.

OFF-BALANCE SHEET ARRANGEMENTS

Pursuant to a revolving credit card securitization program, the Company transfers substantially all of its credit card receivables to a wholly-owned subsidiary, Neiman Marcus Funding Corporation, which in turn sells such receivables to the Neiman Marcus Credit Card Master Trust (Trust).  The Trust issued $225 million certificates representing undivided interests in the credit card receivables to both third-party investors (Sold Interests) and to the Company (Retained Interests).  The Retained Interests are shown as “Undivided interests in NMG Credit Card Master Trust” on the Company’s consolidated balance sheets.  In order to maintain the committed level of securitized assets, cash collections on the securitized receivables are used by the Trust to purchase new credit card balances from the Company in accordance with the terms of the revolving credit card securitization program.

Beginning in April 2005, cash collections will be used by the Trust to repay the principal balance of the Class A Certificates in six monthly installments of $37.5 million (Amortization Period).  As a result of certain provisions in the securitization agreement, the Company holds certain rights to repurchase the Class A Certificates (Repurchase Option) subsequent to the commencement of the Amortization Period and, therefore, has the ability to regain effective control over the credit card receivables held by the Trust at the time the Repurchase Option becomes exercisable.  The Company currently believes that the Repurchase Option will become exercisable in September 2005 and that the revolving transfers of credit card receivables to the Trust will cease to qualify for off-balance sheet sales type treatment beginning in December 2003, the date when the contractual life of the transferred receivables is estimated to extend to September 2005 when the Repurchase Option becomes exercisable.

As a result, transfers to the Trust subsequent to December 2003 will be accounted for as secured borrowings.  Based upon historical information, the Company believes that the $225 million of receivables representing the Sold Interests and the $225 million obligation for the Class A certificates will be brought back onto the Company’s consolidated balance sheet over a four month period beginning in December 2003 during which time the Company will incur an incremental loss of approximately $6 to $7 million.

The Company’s securitization of credit card receivables is more fully described in Note 2 of the Notes to Consolidated Financial Statements in Item 15.

INFLATION AND DEFLATION

The Company believes changes in revenues and net earnings that have resulted from inflation or deflation have not been material during the periods presented.  The Company attempts to offset the effects of inflation, which has occurred in recent years in SG&A, through price increases and control of expenses, although the Company’s ability to increase prices is limited by competitive factors in its markets.  The Company attempts to offset the effects of merchandise deflation, which has occurred on a limited basis in recent years, through control of expenses.  There is no assurance, however, that inflation or deflation will not materially affect the Company in the future.

SEASONALITY

The Company’s business, like that of most retailers, is subject to seasonal influences, with a disproportionately higher level of revenues and net earnings realized during the fall season, which includes the second quarter holiday selling season.  In light of these patterns, SG&A expenses are typically higher as a percentage of net revenues during the first, third and fourth quarters of each year, and working capital needs are greater in the first and second quarters of each year.  The increases in working capital needs during the first and second quarters have typically been financed with cash flows from operations, borrowings under the Company’s Credit Agreement and cash provided from the Company’s proprietary credit card securitization program.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.  The Company does not enter into derivative financial instruments for trading purposes.  The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities. The Company is exposed to interest rate risk through its securitization and borrowing activities, which are described in Notes 2 and 5 to the Consolidated Financial Statements in Item 15.

As of August 2, 2003, the Company had no borrowings outstanding under its revolving Credit Agreement.  Future borrowings under the Company’s revolving Credit Agreement, to the extent of outstanding borrowings, would be affected by interest rate changes.

The Company’s outstanding long-term debt as of August 2, 2003 is at fixed interest rates and would not be affected by interest rate changes.  Based upon quoted prices, the fair value of the Company’s senior notes and debentures was $265.0 million as of August 2, 2003 and $249.9 million as of August 3, 2002.

Pursuant to a proprietary credit card securitization program that begins to expire in September 2005, the Company sold substantially all of its credit card receivables through a subsidiary in exchange for certificates representing undivided interests in such receivables.  The Class A Certificates, which have an aggregate principal value of $225 million, were sold to investors. The holders of the Class A Certificates are entitled to monthly interest distributions from the Trust at the contractually-defined rate of one month LIBOR plus 0.27 percent annually.  The distributions to the Class A Certificate holders are payable from the finance charge income generated by the credit card receivables held by the Trust.  At August 2, 2003, the Company estimates a 100 basis point increase in LIBOR would result in an approximate annual decrease of $2.25 million in the pretax income to the Company from its Retained Interests in the credit card portfolio held by the Trust.

The Company uses derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources.  The Company enters into foreign currency contracts denominated in the euro and British pound. The Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $44.3 million as of August 2, 2003 and approximately $32.7 million as of August 3, 2002.  The market risk inherent in these instruments was not material to the Company’s consolidated financial position, results of operations, or cash flows in 2003.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of Pension Plan assets, resulting in increased or decreased cash funding by the Company.  The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

Based on a review of the Company’s financial instruments outstanding at August 2, 2003 that are sensitive to market risks, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of the Company and supplementary data are included as pages F-1 through F-34 at the end of this Annual Report on Form 10-K:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company’s management, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In the ordinary course of business, the Company routinely enhances its information systems by either upgrading its current systems or implementing new systems.  No change occurred in the Company’s internal controls concerning financial reporting during the quarter ended August 2, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The information set forth under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Executive Officers of the Registrant

Set forth below are the names, ages at September 15, 2003 and principal occupations for the last five years of each executive officer of the Company.  All such persons have been elected to serve until the next annual election of officers or until their earlier resignation or removal.

Burton M. Tansky - 65

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

James E. Skinner - 50

Senior Vice President and Chief Financial Officer since June 2001.  Prior to joining the Company, Mr. Skinner served as Senior Vice President and Chief Financial Officer of Caprock Communications Corp. from August 2000 through December 2000; and served as Executive Vice President, Chief Financial Officer and Treasurer for CompUSA Inc. from 1994 until 2000.

Nelson A. Bangs - 50

Senior Vice President and General Counsel since April 2001. Prior to joining the Company, Mr. Bangs engaged in a private consulting and law practice from January 1999 to April 2001; served as Senior Vice President and General Counsel of Pillowtex Corporation from April 1998 until January 1999; and served as Senior Vice President, General Counsel and Secretary of Dr Pepper/Seven Up, Inc. (and predecessors) prior thereto.

Marita O’Dea - 54

Senior Vice President, Human Resources since September 2002.  Ms. O’Dea served as Vice President, Human Resources from June 2001 until September 2002.  Also, Ms. O’Dea has served as Senior Vice President of Human Resources of Neiman Marcus Stores since 1995.

Karen W. Katz - 46

President and Chief Executive Officer of Neiman Marcus Stores since December 2002.  Ms. Katz served as President and Chief Executive Officer of Neiman Marcus Direct from May 2000 to December 2002; served as Executive Vice President of Neiman Marcus Stores from February 1998 until May 2000; served as Senior Vice President and Director of Neiman Marcus Stores from September 1996 until February 1998; and served as Vice President and General Manager of the Dallas NorthPark Neiman Marcus store prior thereto.

Ronald L. Frasch - 54

Chairman and Chief Executive Officer of Bergdorf Goodman since April 2000.  Prior to joining the Company Mr. Frasch served as President of GFT, USA, a manufacturer of designer apparel, from July 1996 until December 1999; and served as President and Chief Executive Officer of Escada USA prior thereto.

Brendan L. Hoffman - 35

President and Chief Executive Officer of Neiman Marcus Direct since December 2002.  Mr. Hoffman served as Vice President of the Neiman Marcus Last Call Clearance Division from August 2000 to December 2002 and as a Divisional Merchandise Manager of Bergdorf Goodman from October 1998 to August 2000.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the heading “Executive and Director Compensation” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the headings “Certain Relationships and Transactions” and “Executive Compensation — Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the heading “Principal Accounting Fees and Services” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report.

1.              Financial Statements

The list of financial statements required by this item is set forth in Item 8.

2.              Index to Financial Statement Schedules

Independent Auditors’ Report

All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable.

3.              Reports on Form 8-K

On May 8, 2003 the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated May 8, 2003 announcing revenue results for the four weeks and thirteen weeks ended May 3, 2003.

On June 4, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated June 4, 2003 announcing financial results for the fiscal year third quarter and year-to-date ended May 3, 2003.

On June 4, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated June 4, 2003 announcing revenue results for the four weeks ended May 31, 2003.

On July 10, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated June 10, 2003 announcing revenue results for the five weeks ended July 5, 2003.

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

4.4

Amended and Restated Rights Agreement, dated as of August 8, 2002, between the Company and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.1*	The Neiman Marcus Group, Inc. 1987 Stock Incentive Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.2*	The Neiman Marcus Group, Inc. 1997 Incentive Plan, as amended, incorporated herein by reference to the Company’s Form S-8 dated May 28, 2003.

10.3*

Termination and Change of Control Agreement between the Company and Burton M. Tansky dated October 6, 1999, as supplemented by Letter Agreement dated November 11, 1999, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

10.4*	Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Phillip L. Maxwell dated November 20, 2002. (1)

10.5*	Supplemental Executive Retirement Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.6*	Description of the Company’s Executive Life Insurance Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.7*	Supplementary Executive Medical Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.8*	Key Employee Deferred Compensation Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

Exhibit No.	Description

10.9*	Deferred Compensation Plan For Non-Employee Directors, as amended, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 1998.

10.10*	Confidentiality, Non-Competition and Termination Benefits Agreement between Bergdorf Goodman, Inc. and Ronald L. Frasch dated November 20, 2002. (1)

10.11*	Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Karen W. Katz dated November 20, 2002. (1)

10.12

Three-Year Credit Agreement dated as August 26, 2002 among the Company, the Lenders parties thereto, Bank of America, N.A., Bank One, NA and Fleet National Bank, as Syndication Agents, and JP Morgan Chase Bank, as Administrative Agent, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2002.

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

10.22*	Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Nelson A. Bangs dated May 21, 2003. (1)

10.23*	Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and James E. Skinner dated November 20, 2002. (1)

10.24*	Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Marita O’Dea dated November 20, 2002. (1)

10.25*	Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Brendan L. Hoffman dated January 28, 2003. (1)

10.26*

Separation Agreement and General Release between the Company and Gerald A. Sampson dated January 1, 2003, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2003.

12.1	Computation of Ratio of Earnings to Fixed Charges (Unaudited). (1)

14.1	The Neiman Marcus Group, Inc. Code of Ethics and Conduct. (1)

14.2	The Neiman Marcus Group, Inc. Code of Ethics for Financial Professionals. (1)

18.1	Letter regarding Change in Accounting Principle, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

21.1	Subsidiaries of the Company. (1)

23.1	Consent of Deloitte & Touche LLP. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (1)

(1)	Filed herewith.

*	Management contract or compensatory plan or arrangement filed pursuant to Item 14(c) of Form 10-K.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders

The Neiman Marcus Group, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of The Neiman Marcus Group, Inc. and subsidiaries as of August 2, 2003 and August 3, 2002, and the related consolidated statements of earnings, cash flows, and shareholders’ equity for each of the three years in the period ended August 2, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Neiman Marcus Group, Inc. and subsidiaries as of August 2, 2003 and August 3, 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 2, 2003, in conformity with accounting principles generally accepted in the United States of America.

The Company changed its method of accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” for the year ended August 2, 2003, as discussed in Note 3 to the consolidated financial statements.

/s/DELOITTE & TOUCHE LLP

Dallas, Texas
September 18, 2003

THE NEIMAN MARCUS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	August 2, 2003	August 3, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$206,950	$178,638
Undivided interests in NMG Credit Card Master Trust	243,145	208,602
Accounts receivable	22,595	19,778
Merchandise inventories	687,062	656,844
Deferred income taxes	17,586	17,746
Other current assets	68,783	46,018
TOTAL CURRENT ASSETS	1,246,121	1,127,626

PROPERTY AND EQUIPMENT
Land, buildings and improvements	598,471	558,330
Fixtures and equipment	631,393	507,289
Construction in progress	110,475	177,721
	1,340,339	1,243,340
Less accumulated depreciation and amortization	666,154	590,174
PROPERTY AND EQUIPMENT, NET	674,185	653,166

OTHER ASSETS, NET	114,124	126,754
TOTAL ASSETS	$2,034,430	$1,907,546

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable and current maturities of long-term liabilities	$1,241	$1,098
Accounts payable	262,909	257,560
Accrued liabilities	266,259	259,800
TOTAL CURRENT LIABILITIES	530,409	518,458

LONG-TERM LIABILITIES
Notes and debentures	249,733	249,710
Other long-term liabilities	108,234	75,222
Deferred income taxes	—	2,251
TOTAL LONG-TERM LIABILITIES	357,967	327,183

MINORITY INTEREST	8,206	6,592

COMMITMENTS AND CONTINGENCIES

COMMON STOCKS
Class A Common Stock - $.01 par value; Authorized – 100 million shares; Issued 28,214,114 shares and 28,029,763 shares	282	280
Class B Common Stock - $.01 par value; Authorized – 100 million shares; Issued 19,666,933 shares and 19,941,835 shares	197	200
ADDITIONAL PAID-IN CAPITAL	458,520	443,788
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	(25,573)	906
RETAINED EARNINGS	719,442	610,139
TREASURY STOCK (524,177 shares, at cost)	(15,020)	—
TOTAL SHAREHOLDERS’ EQUITY	1,137,848	1,055,313
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,034,430	$1,907,546

See Notes to Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended
(in thousands, except per share data)	August 2, 2003	August 3, 2002	July 28, 2001

Revenues	$3,098,124	$2,948,332	$3,015,534
Cost of goods sold including buying and occupancy costs	2,073,579	1,997,378	2,020,954
Selling, general and administrative expenses	802,435	776,647	791,189
Effect of change in vacation policy	—	(16,576)	—
Impairment and other charges	—	13,233	9,763

Operating earnings	222,110	177,650	193,628

Interest expense, net	16,270	15,406	15,188
Earnings before income taxes, minority interest and change in accounting principle	205,840	162,244	178,440
Income taxes	79,248	61,653	67,807
Earnings before minority interest and change in accounting principle	126,592	100,591	110,633
Minority interest in net earnings of subsidiaries	(2,488)	(1,017)	(3,149)

Earnings before change in accounting principle	124,104	99,574	107,484

Change in accounting principle – writedown of intangible assets, net of taxes	(14,801)	—	—
Net earnings	$109,303	$99,574	$107,484

Weighted average number of common and common equivalent shares outstanding:
Basic	47,462	47,444	47,120
Diluted	47,795	47,835	47,586

Basic earnings per share:
Earnings before change in accounting principle	$2.61	$2.10	$2.28
Change in accounting principle	(0.31)	—	—
Basic earnings per share	$2.30	$2.10	$2.28

Diluted earnings per share:
Earnings before change in accounting principle	$2.60	$2.08	$2.26
Change in accounting principle	(0.31)	—	—
Diluted earnings per share	$2.29	$2.08	$2.26

See Notes to Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands)	August 2, 2003	August 3, 2002	July 28, 2001
CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$109,303	$99,574	$107,484
Change in accounting – non-cash writedown of intangible assets, net of taxes	14,801	—	—
Earnings before change in accounting principle	124,104	99,574	107,484
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	78,976	76,809	73,104
Amortization of intangible assets	—	5,284	5,905
Deferred income taxes	7,444	(10,335)	(11,784)
Effect of change in vacation policy	—	(16,576)	—
Impairment and other charges	—	13,233	9,763
Minority interest	2,488	1,017	3,149
Other – primarily costs related to defined benefit pension and other long-term benefit plans	24,189	13,987	(211)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,817)	929	(1,428)
Increase in merchandise inventories	(30,218)	(7,977)	(73,523)
(Increase) decrease in other current assets	(22,135)	2,402	13,251
Increase in accounts payable and accrued liabilities	17,770	34,047	6,177
Funding of defined benefit pension plan	(30,760)	—	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	169,041	212,394	131,887

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(99,994)	(149,246)	(119,987)
Transactions related to undivided interests in NMG Credit Card Master Trust:
Purchases of held-to-maturity securities	(956,390)	(946,936)	(997,863)
Maturities of held-to-maturity securities	922,427	959,051	988,727

NET CASH USED FOR INVESTING ACTIVITIES	(133,957)	(137,131)	(129,123)

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from borrowings	81,051	130,240	—
Repayment of debt	(81,051)	(130,000)	(80,000)
Acquisition of treasury stock	(15,020)	—	—
Distributions paid	(2,432)	(1,688)	(7,320)
Proceeds from exercises of stock options and restricted stock grants	10,680	7,532	6,125
Other equity activities	—	—	337

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(6,772)	6,084	(80,858)

CASH AND CASH EQUIVALENTS
Increase (decrease) during the year	28,312	81,347	(78,094)
Beginning balance	178,638	97,291	175,385
Ending balance	$206,950	$178,638	$97,291

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$18,071	$18,434	$15,772
Income taxes	$61,860	$62,858	$76,462

See Notes to Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stocks		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
(in thousands)	Class A	Class B

BALANCE AT JULY 29, 2000	$275	$200	$422,186	$—	$403,081	$—	$825,742
Issuance of 299 shares under stock option plan	3	—	6,122	—	—	—	6,125
Other equity transactions	—	—	4,418	—	—	—	4,418
Comprehensive income:
Net earnings	—	—	—	—	107,484	—	107,484
Unrealized loss on financial instruments, net of tax	—	—	—	(1,029)	—	—	(1,029)
Total comprehensive income							106,455
BALANCE AT JULY 28, 2001	278	200	432,726	(1,029)	510,565	—	942,740
Issuance of 339 shares under stock option plan	3	—	7,529	—	—	—	7,532
Other equity transactions	(1)	—	3,533	—	—	—	3,532
Comprehensive income:
Net earnings	—	—	—	—	99,574	—	99,574
Unrealized gain on financial instruments, net of tax	—	—	—	1,945	—	—	1,945
Other, net of tax	—	—	—	(10)	—	—	(10)
Total comprehensive income							101,509
BALANCE AT AUGUST 3, 2002	280	200	443,788	906	610,139	—	1,055,313
Issuance of 392 shares under stock option plan	4	—	10,676	—	—	—	10,680
Acquisition of treasury stock						(15,020)	(15,020)
Other equity transactions	(2)	(3)	4,056	—	—	—	4,051
Comprehensive income:
Net earnings	—	—	—	—	109,303	—	109,303
Unrealized loss on financial instruments, net of tax	—	—	—	(172)	—	—	(172)
Minimum pension liability, net of tax	—	—	—	(26,744)	—	—	(26,744)
Other, net of tax	—	—	—	437	—	—	437
Total comprehensive income	—	—	—	—	—	—	82,824
BALANCE AT AUGUST 2, 2003	$282	$197	$458,520	$(25,573)	$719,442	$(15,020)	$1,137,848

See Notes to Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The consolidated financial statements of The Neiman Marcus Group, Inc. and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles.  The Company’s businesses consist of specialty retail stores, primarily Neiman Marcus Stores and Bergdorf Goodman, and Neiman Marcus Direct, the Company’s direct marketing operation.

The Company owns a 51 percent interest in Gurwitch Products, LLC, which distributes and markets the Laura Mercier cosmetic line, and a 56 percent interest in Kate Spade LLC, a manufacturer and retailer of high-end designer handbags and accessories.  All significant intercompany accounts and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to July 31.  All references to 2003 relate to the fifty-two weeks ended August 2, 2003; all references to 2002 relate to the fifty-three weeks ended August 3, 2002 and all references to 2001 relate to the fifty-two weeks ended July 28, 2001.  All references to 2004 relate to the fifty-two weeks ending on July 31, 2004.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments (as well as a change in accounting principle in 2003 as more fully described in Note 3, the change in vacation policy in 2002 as more fully described in Note 10, and impairment and other charges in 2002 as more fully described in Note 11), necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented.

Certain prior period balances have been reclassified to conform to the current period presentation.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events.  These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements.  The amounts currently estimated by the Company are subject to change if different assumptions as to the outcome of future events were made.  The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Management makes adjustments to its assumptions and judgments when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used by the Company in preparing the accompanying financial statements.

Cash and Cash Equivalents.  Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks and overnight investments with banks and financial institutions.  Cash equivalents are stated at cost, which approximates fair value.  The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis.  Accounts payable includes $48.9 million of outstanding checks not yet presented for payment at August 2, 2003 and  $43.6 million at August 3, 2002.

Proprietary Credit Card Program and Credit Risk.  The Company extends credit to certain of its customers pursuant to its proprietary retail credit card program.  Concentration of credit risk with respect to the credit card receivables is limited due to the large number of customers to whom the Company extends credit.  Ongoing credit evaluations of customers’ financial conditions are performed and collateral is not required as a condition of extending credit.

Undivided Interests in NMG Credit Card Master Trust.  The Company utilizes a credit card securitization program as part of its overall funding strategy.  The securitization program allows the Company to benefit from a lower cost of borrowing than it would otherwise enjoy.  Under the securitization program, the Company transfers substantially all of its proprietary credit card receivables to a wholly-owned subsidiary, Neiman Marcus Funding Corporation, which in turn sells such receivables to the NMG Credit Card Master Trust (the Trust).  The Trust is a “qualifying” special purpose entity and, therefore, is not consolidated in the preparation of the Company’s consolidated financial statements.

The Trust has issued $225 million of certificates (Class A Certificates) representing undivided interests in the credit card portfolio to third-party investors (Sold Interests).  In addition, the Company holds various certificates issued by the Trust representing its undivided interests in the credit card portfolio (Retained Interests) and rights to certain residual cash flows comprised of excess finance charge collections (IO Strip).  Pursuant to applicable accounting principles, the Company’s current securitization program qualifies for sale treatment related to the Sold Interests.  As a result, the Company recognizes a gain or loss equal to the difference between the consideration received for the Sold Interests and the allocated cost basis of the receivables sold.

The Retained Interests are shown as “Undivided interests in NMG Credit Card Master Trust” on the Company’s consolidated balance sheets.  Recourse to the Company with respect to the sale of credit card receivables is limited to the Retained Interests held by the Company.  The certificates representing the Retained Interests are securities that the Company intends to “hold to maturity” and are carried at amortized cost.  The IO Strip is treated as an “available-for-sale” security and is carried at its estimated fair value.  Changes in the fair value of the IO Strip are reflected as a component of other comprehensive income.  Such amounts, approximated a gain of $0.6 million ($0.4 million, net of tax) as of August 2, 2003.  All income, net of related expenses, pertaining to both the Sold Interests and the Retained Interests are reflected as a reduction of selling, general and administrative expenses in the Company’s consolidated statements of earnings.

Income is recorded on the Retained Interests and the IO Strip on the basis of their estimated effective yield to maturity.  The Retained Interests and the IO Strip are also evaluated for impairment and are deemed to have suffered an other-than-temporary impairment if their fair values have declined below amortized cost and the discounted value of the remaining future cash flows has decreased from the prior period, when holding the discount rate constant.  If the assets are deemed impaired, they are written down to fair value, which establishes a new cost basis, with a corresponding charge to earnings.

Determining the fair value of the Sold and Retained Interests requires estimates related to: 1) the gross future finance charge collections to be generated by the total credit card portfolio; 2) future finance charge collections allocable to the Sold Interests; 3) future credit losses and 4) discount rates.  Items that were considered in making judgments and preparing estimates and factors that might lead to future variations in consolidated financial results in the event of differences between actual and estimated results are as follows:

•                  Finance charge income is billed at a contractual rate monthly and warrants little judgment or estimation.  The expected credit card customer payment rate is based on historical payment rates adjusted for recent payment rate trends.  To the extent credit card customers pay off their balances sooner than estimated, the income earned by the Company may decrease.  Conversely, should the credit card customers pay off balances over a longer period of time, the income earned by the Company may increase.

•                  The finance charge collections are estimated using the current portfolio yield experience and estimated short-term interest rates over the estimated life of the receivables.  To the extent current portfolio yield experience decreases and short-term interest rates increase beyond the estimates, the finance charge collections may be reduced.

•                  Credit losses expected from the portfolio are based on historical write-off rates, adjusted for recent write-off trends and management’s outlook of future trends.  To the extent there are positive or negative factors affecting the credit card customers’ ability or intent to pay off the outstanding balance (e.g., level of discretionary income, level of consumer debt, bankruptcy legislation), the actual bad debts to be realized could exceed or be less than the amounts estimated.  Credit losses in excess of those estimated reduce the income earned by the Company. Conversely, credit losses less than those estimated increase the income earned by the Company.

•                  The assumed cash flow discount rates are based on prevailing market interest rates and management’s estimate of an appropriate risk premium for each respective Retained Interest.  The actual discount rates used are subject to interest rate fluctuations.

The most sensitive assumptions in calculating the fair values are the credit card customers’ payment rate, the estimate for credit losses, relative interest spreads and the assumed cash flow discount rates.  Assumptions related to the future performance of the Company’s credit card portfolio have a significant impact on the calculation of the gain or loss on the sale of the Sold Interests, the carrying values of the Retained Interests and the recognition of income on the Retained Interests.

Accounts Receivable.  Accounts receivable primarily consist of the Company’s third-party credit card receivables and the net trade receivables of Gurwitch Products, LLC and Kate Spade LLC.

Merchandise Inventories and Cost Of Goods Sold.  The Company utilizes the retail method of accounting for substantially all of its merchandise inventories.  Merchandise inventories are stated at the lower of cost or market.  The retail inventory method is widely used in the retail industry due to its practicality.

Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of inventories.  The cost of the inventory reflected on the consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns.  Hence, earnings are negatively impacted when merchandise is marked down.

The Company’s sales activities are conducted during two primary selling seasons — Fall and Spring.  The Fall selling season is conducted primarily in the Company’s first and second quarters and the Spring selling season is conducted primarily in the third and fourth quarters.  During each season, the Company records markdowns to reduce the retail value of its inventories.  Factors considered in determining markdowns include current and anticipated demand, customer preferences, age of merchandise and fashion trends.  During the season, the Company records both temporary and permanent markdowns.  Temporary markdowns are recorded at the time of sale and reduce the retail value of only the goods sold.  Permanent markdowns are designated for clearance activity and reduce the retail value of all goods subject to markdown that are held by the Company.  At the end of each selling season, the Company records permanent markdowns for clearance goods remaining in ending inventory.

The areas requiring significant management judgment related to the valuation of the Company’s inventories include 1) setting the original retail value for the merchandise held for sale, 2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and 3) estimating the shrinkage that has occurred between physical inventory counts.  These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results.  Factors that can lead to different financial results include 1) setting original retail values for merchandise held for sale incorrectly, 2) failure to identify a decline in perceived value of inventories and process the appropriate retail value markdowns and 3) overly optimistic or conservative shrinkage estimates.  The Company believes it has the appropriate merchandise valuation and pricing controls in place to minimize the risk that its inventory values would be materially misstated.

Consistent with industry business practice, the Company receives allowances from certain of its vendors in support of the merchandise purchased by the Company for resale.  Certain allowances are received to reimburse the Company for markdowns taken and/or to support the gross margins earned by the Company in connection with the sales of the vendor’s merchandise.  These allowances are recognized as an increase to gross margin when the allowances are earned by the Company and approved by the vendor.  Other allowances received by the Company represent reductions to the amounts paid by the Company to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized as an increase to gross margin at the time the goods are sold.  The amounts of vendor reimbursements received by the Company did not have a significant impact on the year-over-year change in gross margin in 2003, 2002 or 2001.

The Company obtains certain merchandise, primarily precious jewelry, on a consignment basis in order to expand its product assortment.  Consignment merchandise with a cost basis of approximately $214.0 million at August 2, 2003 and approximately $233.0 million at August 3, 2002 is not reflected in the consolidated balance sheets.

Forward Exchange Contracts.  The Company enters into forward exchange contracts to hedge forecasted inventory purchases denominated in foreign currencies for periods and amounts consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on cash flows.  The forward exchange contracts represent derivative instruments and are recorded at fair value in the accompanying consolidated financial statements.  Gains and losses related to the Company’s foreign currency exchange contracts that qualify as hedges are deferred and recognized in cost of goods sold in the period the inventory is sold.

As of August 2, 2003, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $44.3 million. The contracts have varying maturity dates through August 2004.  The settlement terms of the forward contracts, including amount, currency and maturity, correspond with the payment terms for purchases of merchandise inventories.  These contracts have been designated and accounted for as cash flow hedges.

At August 2, 2003, the fair value of the Company’s outstanding foreign currency exchange contracts was an asset of approximately $0.6 million. This amount, net of taxes ($0.4 million), is reflected in comprehensive income in the accompanying consolidated statements of shareholders’ equity.

Long-lived Assets.  Property and equipment are stated at historical cost less accumulated depreciation.  For financial reporting purposes, depreciation is computed principally using the straight-line method over the estimated useful lives of the assets.  Buildings and improvements are depreciated over 10 to 30 years while fixtures and equipment are depreciated over 2 to 15 years.  Costs incurred for the development of internal computer software are capitalized and amortized using the straight-line method over 3 to 10 years.

The Company receives contributions from developers and merchandise vendors to fund building improvements and the construction of vendor boutiques in the Company’s retail stores.  Such contributions are netted against the Company’s capital expenditures and aggregated $35.2 million in 2003, $25.9 million in 2002 and $14.3 million in 2001.

To the extent the Company remodels or otherwise replaces or disposes of property and equipment prior to the end of their assigned depreciable lives, the Company could realize a loss or gain on the disposition.  To the extent assets continue to be used beyond their assigned depreciable lives, no depreciation expense is incurred.  The Company reassesses the depreciable lives in an effort to reduce the risk of significant losses or gains at disposition and utilization of assets with no depreciation charges.  The reassessment of depreciable lives involves utilizing historical remodel and disposition activity and forward-looking capital expenditure plans.

Recoverability of the carrying value of store assets is assessed annually and upon the occurrence of certain events (e.g., opening a new store near an existing store or announcing plans for a store closing).  The recoverability assessment requires judgment and estimates for future store generated cash flows.  The underlying estimates for cash flows include estimates for future sales, gross margin rates and store expenses and are based upon the stores’ past and expected future performance.  New stores may require two to five years to develop a customer base necessary to generate the cash flows of the Company’s more mature stores.  To the extent management’s estimates for sales growth and gross margin improvement are not realized, future annual assessments could result in impairment charges.

Recoverability of goodwill and intangible assets is assessed annually and upon the occurrence of certain events.  The recoverability assessment requires management to make judgments and estimates regarding the fair values.  The fair values are determined using estimated future cash flows, including growth assumptions for future sales, gross margin rates and other estimates.  To the extent that management’s estimates are not realized, future assessments could result in impairment charges.

Benefit Plans.  The Company sponsors a noncontributory defined benefit pension plan (Pension Plan) covering substantially all full-time employees.  In calculating its pension obligations and related pension expense, the Company makes various assumptions and estimates, after consulting with outside actuaries and advisors.  The annual determination of pension expense involves calculating the estimated total benefit ultimately payable to Pension Plan participants and allocates this cost to the periods in which services are expected to be rendered.  The Company uses the projected unit credit method in recognizing pension liabilities.  The Pension Plan is valued annually as of the beginning of each fiscal year.

Significant assumptions related to the calculation of the Company’s pension obligations include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan and the average rate of compensation increase by Pension Plan participants.  These actuarial assumptions are reviewed annually based upon currently available information.

Self-insurance and Other Employee Benefit Reserves.  Management uses estimates in the determination of the required accruals for general liability, workers’ compensation and health insurance as well as short-term disability, supplemental executive retirement benefits and postretirement health care benefits.  These estimates are based upon an examination of historical trends, industry claims experience and, in certain cases, calculations performed by third-party experts. Projected claims information may change in the future and may require management to revise these accruals.

Other Long-term Liabilities. Other long-term liabilities consist primarily of certain employee benefit obligations, postretirement health care benefit obligations and the liability for scheduled rent increases.

Revenues.  Revenues include sales of merchandise and services, net commissions earned from leased departments in the Company’s retail stores and shipping and handling revenues related to merchandise sold.  Revenues from the Company’s retail operations are recognized at the later of the point of sale or the delivery of goods to the customer.  Revenues from the Company’s direct marketing operation are recognized when the merchandise is delivered to the customer.  The Company maintains reserves for anticipated sales returns primarily based on the Company’s historical trends related to returns by its retail and direct marketing customers.

Buying and Occupancy Costs.  The Company’s buying costs consist primarily of salaries and expenses incurred by the Company’s merchandising and buying operations.  Occupancy costs primarily include rent, depreciation, property taxes and operating costs of the Company’s retail and distribution facilities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses are comprised principally of the costs related to employee compensation and benefits in the selling and administrative support areas, preopening expenses, advertising and catalogue costs, loyalty program costs, insurance expense and income and expenses related the Company’s credit card portfolio.

The Company receives allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendors’ merchandise.  These allowances are netted against the related compensation expense incurred by the Company.  Amounts received from vendors related to compensation programs were $41.1 million in 2003, $37.0 million in 2002 and $33.5 million in 2001.

Preopening Expenses.  Preopening expenses primarily consist of payroll and related media costs incurred in connection with new and replacement store openings and are expensed when incurred.  Preopening expenses were $8.0 million for 2003, $5.2 million for 2002 and $2.2 million for 2001.

Advertising and Catalogue Costs.  The Company’s direct response advertising relates primarily to the production, printing and distribution of catalogues.  These costs are amortized during the periods the expected revenues from such catalogues are expected to be generated, generally three to six months.  Deferred direct response advertising amounts included in other current assets in the consolidated balance sheets were $11.0 million as of August 2, 2003 and $7.1 million as of August 3, 2002.  All other advertising costs, including costs incurred by the Company’s online operations related to website design and advertising, are expensed in the period incurred.  Net advertising expenses were $113.7 million in 2003, $110.3 million in 2002 and $113.9 million in 2001.

Consistent with industry practice, the Company receives advertising allowances from certain of its merchandise vendors.  Substantially all the advertising allowances received represent reimbursements of direct, specific and incremental costs incurred by the Company to promote the vendor’s merchandise in connection with the Company’s various advertising programs, primarily catalogues and other print media.  As a result, these allowances are recorded as a reduction of the Company’s advertising costs included in the selling, general and administrative expenses when earned.  Vendor allowances earned and recorded as a reduction to selling, general and administrative expenses aggregated approximately $53.2 million in 2003, $49.8 million in 2002 and $55.5 million in 2001.

Beginning in the third quarter of 2003, the Company began to record the portion of advertising allowances received by the Company not representing the reimbursement of direct, specific and incremental advertising costs as a reduction of the cost of merchandise purchased in accordance with the provisions of Emerging Issues Task Force Issue (EITF) 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.”  Under the new rules, these allowances are realized and recorded by the Company as a reduction of cost of goods sold in the periods in which the goods are sold.  These allowances were previously recorded as a reduction of selling, general and administrative expenses when received.

The Company believes that the impact of the accounting change related to the implementation of the provisions of EITF 02-16 does not have a material impact on the year-to-year comparison of its operating results for 2003 compared to 2002.

Loyalty Programs.  The Company maintains customer loyalty programs in which customers receive points annually for qualifying purchases.  Upon reaching certain levels, customers may redeem their points for gifts.  Generally, points earned in a given year must be redeemed no later than ninety days subsequent to the end of the annual program period.  The Company accrues the estimated costs of the anticipated redemptions of the points earned by its customers at the time of the initial customer purchase and charges such costs to selling, general and administrative expense.  The estimates of the costs associated with the loyalty programs require the Company to make assumptions related to customer purchasing levels, redemption rates and costs of awards to be chosen by its customers.

Stock-Based Compensation.  The Company accounts for stock-based compensation awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the Company’s common stock on the grant date.

The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model for 2003, 2002 and 2001:

	Years Ended
(in thousands, except per share data)	August 2, 2003	August 3, 2002	July 28, 2001

Net earnings:
As reported	$109,303	$99,574	$107,484
Less: stock-based employee compensation expense determined under fair value based method, net of related taxes	(7,847)	(6,542)	(6,337)
Pro forma	$101,456	$93,032	$101,147

Basic earnings per share:
As reported	$2.30	$2.10	$2.28
Pro forma	$2.14	$1.96	$2.15

Diluted earnings per share:
As reported	$2.29	$2.08	$2.26
Pro forma	$2.12	$1.94	$2.13

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003, 2002 and 2001:

	Years Ended
	August 2, 2003	August 3, 2002	July 28, 2001

Expected life (years)	5	7	7
Expected volatility	36.6%	40.7%	37.6%
Risk-free interest rate	3.0%	5.4%	5.5%

The weighted-average fair value of options granted was $11.40 in 2003, $12.73 in 2002 and $17.80 in 2001.

The effects on pro forma net earnings and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net earnings for future periods due to such factors as the vesting periods of stock options and the potential issuance of additional stock options in future years.  In addition, the Black-Scholes option-pricing model has inherent limitations in calculating the fair value of stock options for which no active market exists since the model does not consider the inability to sell or transfer options, vesting requirements and a reduced exercise period upon termination of employment - all of which would reduce the fair value of the options.

Income Taxes.  The Company is routinely under audit by federal, state or local authorities in the areas of income taxes.  These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures.  Based on its annual evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures.  To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of recorded reserves, the Company’s effective tax rate in a given financial statement period could be materially impacted.

Basic and Diluted Net Income Per Share.  Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  The dilutive effect of stock options and other common stock equivalents, including contingently returnable shares, is included in the calculation of diluted earnings per share using the treasury stock method.

NOTE 2.  Securitization of Credit Card Receivables

Pursuant to a revolving credit card securitization program, the Company transfers substantially all of its credit card receivables to a wholly-owned subsidiary, Neiman Marcus Funding Corporation, which in turn sells such receivables to the Trust.  The Trust has issued certificates representing undivided interests in the credit card receivables to both third-party investors (Sold Interests) and to the Company (Retained Interests).

The Company continues to service the credit card receivables and receives a contractually defined servicing fee.  Total credit card receivables held by the Trust and serviced by the Company aggregated $471.0 million as of August 2, 2003.  Servicing fees earned by the Company were $6.3 million in each of 2003 and 2002.

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

The Retained Interests held by the Company are represented by the Class B Certificate ($23.8 million face value), the Class C Certificate ($68.2 million face value) and the Seller’s Certificate (representing the excess of the total receivables sold to the Trust over the Sold Interests and the Class B and Class C Certificates).   Pursuant to the terms of the Trust, the Company’s rights to payments with respect to the Class B Certificate, the Class C Certificate, the Seller’s Certificate and the IO Strip are subordinated to the rights of the holders of the Class A Certificates.  As a result, the credit quality of the Class A Certificates is enhanced, thereby lowering the interest cost paid by the Trust on the Class A Certificates.  The Company’s credit risk associated with the Trust is limited to the carrying value of the Retained Assets.

In order to maintain the committed level of securitized assets, cash collections on the securitized receivables are used by the Trust to purchase new credit card balances from the Company in accordance with the terms of the revolving credit card securitization program.  Beginning in April 2005, cash collections will be used by the Trust to repay the principal balance of the Class A Certificates in six monthly installments of $37.5 million (Amortization Period).  As a result of certain provisions in the securitization agreement, the Company holds certain rights to repurchase the Class A Certificates (Repurchase Option) subsequent to the commencement of the Amortization Period and, therefore, has the ability to regain effective control over the credit card receivables held by the Trust at the time the Repurchase Option becomes exercisable.  The Company currently believes that the Repurchase Option will become exercisable in September 2005 and that the revolving transfers of credit card receivables to the Trust will cease to qualify for off-balance sheet sales type treatment beginning in December 2003, the date when the contractual life of the transferred receivables is estimated to extend to September 2005.

As a result, transfers to the Trust subsequent to December 2003 will be accounted for as secured borrowings.  Based upon historical information, the Company believes that the $225 million of receivables representing the Sold Interests and the $225 million obligation for the Class A certificates will be brought back onto the Company’s consolidated balance sheet over a four month period beginning in December 2003 during which time the Company will incur an incremental loss of approximately $6 to $7 million.

The table below summarizes the principal amount of cash flows received by the Company from the Trust:

	Years Ended
(in millions)	August 2, 2003	August 3, 2002

Collections used by the Trust to purchase receivable balances	$1,719.9	$1,721.0
Cash flow received related to the IO Strip	$46.0	$44.7

The table below provides historical credit card delinquencies and net credit losses:

(in millions, except percentages)	August 2, 2003	August 3, 2002

Total face value of receivables	$471.0	$437.1
Delinquent principal over 90 days	1.8%	1.5%
Annual credit losses (net of recoveries)	$14.3	$15.9

The fair value for the Retained Interests is estimated using a discounted cash flow model.  Management uses key economic assumptions in projecting future cash flows and determining the fair value of its Retained Interests.  Key assumptions relate to the average life of the receivables, anticipated credit losses, relative interest spreads and the appropriate market discount rate.

The key economic assumptions used in measuring the fair value of the Retained Interests and IO Strip (weighted based on principal amounts) are follows:

August 2, 2003

Range During Fiscal Year 2003

Weighted average life of receivables (in months)	4	4
Expected credit losses (annualized percent)	0.79%	0.67% - 0.79%
Net interest spread	16.36%	14.73% - 17.45%
Discount rate (weighted average)	5.95%	5.95% - 5.97%

At August 2, 2003, the key economic assumptions and sensitivity of the current fair value of Retained Interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (in millions):

Weighted Average Life (months)
Impact on fair value of 10 percent adverse change	$(0.7)
Impact on fair value of 20 percent adverse change	$(1.1)

Expected Credit Losses (annual rate)
Impact on fair value of 10 percent adverse change	$(0.9)
Impact on fair value of 20 percent adverse change	$(1.9)

Net Interest Spread
Impact on fair value of 10 percent adverse change	$(1.4)
Impact on fair value of 20 percent adverse change	$(2.7)

Discount Rate (weighted average rate)
Impact on fair value of 10 percent adverse change	$(0.6)
Impact on fair value of 20 percent adverse change	$(1.2)

These sensitivities are hypothetical in nature and are presented for illustrative purposes only.  Changes in fair value based on a change in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.  The changes in assumptions presented above were calculated without changing any other assumptions.  In actuality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities.

While the Company’s securitization program qualifies for sales treatment related to the Sold Interests, the following table compares the amounts recorded by the Company as of August 2, 2003 and for 2003 to those that would have been recorded had the securitization program not qualified for sales treatment and was accounted for as an on-balance sheet financing:

(in millions)	Amounts Recorded	Pro forma - On-Balance Sheet Financing
Assets:
Undivided interests in NMG Credit Card Master Trust	$243.1	$—
Accounts receivable	22.6	484.0

Long-term liability:
Borrowings pursuant to credit card securitization program	$—	$225.0

Income:
Finance charge income	$—	$70.6
Gains on sales of Sold Interests	7.1	—
Income from Retained Interests, net	39.9	—
Servicing fee income	6.3	—

Expenses:
Interest expense on Class A Certificates	—	(3.9)
Bad debt expense, net	—	(14.3)

NOTE 3.  Goodwill and Intangible Assets

The significant components of goodwill and intangible assets, included in other assets in the accompanying consolidated balance sheets, are as follows:

(in thousands)	August 2, 2003	August 3, 2002

Goodwill	$23,747	$33,202
Trademarks	68,797	126,654
	92,544	159,856
Accumulated amortization	—	(42,432)
Goodwill and trademarks, net	$92,544	$117,424

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

In connection with the adoption of the provisions of SFAS No. 142, the Company engaged third party appraisal experts to assist with the determination of the fair value of its goodwill and intangible assets.  Fair value was determined using a discounted cash flow methodology.  For each of the Company’s operating segments, a summary of the intangible assets recorded by the Company as of the beginning of the first quarter of 2003 in accordance with the cost-based accounting model established by previous accounting principles and the adjustments required during 2003 in accordance with the fair value model of SFAS No. 142 are as follows:

(in thousands)	Carrying Value at August 4, 2002	SFAS No. 142 Adjustments		Adjusted Carrying Value
		At Adoption	During 2003
Direct Marketing
Goodwill	$23,747	$—	$—	$23,747
Indefinite-lived tradenames	60,732	(24,066)	(814)	35,852

Other
Indefinite-lived tradenames	32,945	—	—	32,945
	$117,424	$(24,066)	$(814)	$92,544

The $24.1 million writedown in the carrying value of the indefinite-lived intangible assets of the Company’s Direct Marketing segment required upon adoption of SFAS No. 142 is reflected as a change in accounting principle ($14.8 million, net of taxes) in the accompanying consolidated statements of earnings.  The additional writedown of $0.8 million was required in 2003 based upon current estimates of future cash flows and is included in selling, general and administrative expenses.

The Company ceased amortization of its goodwill and indefinite-lived intangible assets as of the beginning of 2003.  Amortization expense was approximately $5.3 million for 2002 and reduced diluted earnings per share by $0.07 for the period.  Amortization expense was approximately $5.9 million for 2001 and reduced diluted earnings per share by $0.08 for the period.

NOTE 4.  Accrued Liabilities

The significant components of accrued liabilities are as follows:

(in thousands)	August 2, 2003	August 3, 2002

Accrued salaries and related liabilities	$43,704	$33,993
Self-insurance reserves	34,897	31,991
Amounts due customers	36,770	40,882
Income taxes payable	28,994	31,489
Sales returns	26,674	24,162
Sales tax	21,341	25,127
Loyalty program liability	11,514	7,066
Other	62,365	65,090
Total	$266,259	$259,800

NOTE 5.  Long-term Debt

The significant components of the Company’s notes and debentures are as follows:

(in thousands)	Interest Rate	August 2, 2003	August 3, 2002

Revolving credit facility	Variable	$—	$—
Senior unsecured notes	6.65%	124,926	124,910
Senior unsecured debentures	7.125%	124,807	124,800
Total		$249,733	$249,710

Effective August 26, 2002, the Company entered into a three-year unsecured revolving credit agreement (the Credit Agreement) with a group of eleven banks that provides for borrowings of up to $300 million.  The Company has two types of borrowing options under the Credit Agreement, a “committed” borrowing or a “competitive bid” borrowing.  The rate of interest payable under a “committed” borrowing is based on one of two pricing options selected by the Company, the level of outstanding borrowings and the rating of the Company’s senior unsecured long-term debt by Moody’s and Standard & Poor’s.  The pricing options available to the Company under a “committed” borrowing are based on either LIBOR plus 0.400 percent to 1.625 percent or a “base” rate, based on the higher of the Prime Rate or 0.500 percent plus the Federal Funds Rate, plus a “base” rate margin of up to 0.625 percent.  The rate of interest payable under a “competitive bid” borrowing is based on one of two pricing options selected by the Company.  The pricing options are based on either LIBOR plus a competitive bid margin or an absolute rate, both determined in the competitive auction process.  Changes in the ratings of the senior unsecured long-term debt do not represent an event of default, accelerate repayment of any outstanding borrowings or alter any other terms of the Credit Agreement.  The Credit Agreement contains covenants that require the Company to maintain certain leverage and fixed charge ratios.  At August 2, 2003, the Company had no borrowings outstanding under its unsecured credit facility.

The Company also has an uncommitted money market lending arrangement of $25 million in place with one of  its lending banks.  The arrangement expires on September 20, 2004 and as of August 2, 2003, the Company had no borrowings outstanding under this arrangement.

In May 1998, the Company issued $250 million of unsecured senior notes and debentures to the public.  The debt is comprised of $125 million of 6.65 percent senior notes, due 2008 and $125 million of 7.125 percent senior debentures, due 2028.  Interest on the securities is payable semiannually.  Based upon quoted prices, the fair value of the Company’s senior notes and debentures aggregated $265.0 million as of August 2, 2003 and $249.9 million as of August 3, 2002.

The significant components of interest expense are as follows:

	Years Ended
(in thousands)	August 2, 2003	August 3, 2002	July 28, 2001

Revolving credit facility	$430	$1,532	$933
Senior notes	8,308	8,468	8,308
Senior debentures	8,904	9,075	8,904
Debt issue cost amortization and other	1,298	2,008	2,520
Total interest expense	$18,940	$21,083	$20,665

Less:
Interest income	$1,245	$2,561	$3,523
Capitalized interest	1,425	3,116	1,954
Interest expense, net	$16,270	$15,406	$15,188

NOTE 6.  Common Shareholders’ Equity

Authorized Capital.  On September 15, 1999, the shareholders of the Company approved a proposal to amend the Company’s Restated Certificate of Incorporation to increase the Company’s authorized capital to 250 million shares of common stock consisting of 100 million shares of Class A Common Stock, 100 million shares of Class B Common Stock, 50 million shares of a new Class C Common Stock (having one-tenth [1/10] of one vote per share) and 50 million shares of preferred stock.

Common Stock.  Common stock is entitled to dividends if and when declared by the Board of Directors and each share of Class A and Class B Common Stock outstanding carries one vote.  Holders of Class A Common Stock have the right to elect up to 18 percent of the Board of Directors and holders of Class B Common Stock have the right to elect at least 82 percent of the Board of Directors.  The Class A Common Stock and Class B Common Stock are identical in all other respects.  Holders of common stock have no cumulative voting, conversion, redemption or preemptive rights.

Shareholder Rights Plan.  In October 1999, the Company adopted a shareholder rights plan designed to ensure that its shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive takeover tactics to gain control of the Company without paying all shareholders a fair price.  The rights plan was not adopted in response to any specific takeover proposal.

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

Executive Stock Purchase Loan Plan.  Effective July 30, 2002, the Executive Stock Purchase Loan Plan (Loan Plan) was terminated.  Prior to termination, the Company had previously made loans in accordance with the provisions of the Loan Plan to certain executive officers to acquire shares of common stock in the open market pursuant to stock option exercises or to discharge certain tax liabilities incurred in connection with the exercise of stock options and the release of restrictions on previous grants of restricted common stock.  The loans are secured by a pledge of the purchased shares and bear interest at an annual rate of 5.0 percent, payable quarterly.  Pursuant to the terms of the Loan Plan, each executive officer’s loan will become due and payable seven months after his or her employment with the Company terminates.  Loans outstanding were $0.6 million and $1.2 million as of August 2, 2003 and August 3, 2002, respectively.  The Company made no new executive stock purchase loans in 2002 or 2003.

Common Stock Incentive Plans.  The Company has established common stock incentive plans allowing for the granting of stock options, stock appreciation rights and stock-based awards to its employees.  Compensation cost for restricted stock is recognized on a straight-line basis over the expected life of the award with the offsetting entry to additional paid-in capital.  For performance accelerated restricted stock, the expected life is determined based on management’s best estimate of the number of years from the grant date to the date at which it is probable that the performance targets will be met (four or five years, depending on the grant).  Compensation cost is calculated as if all instruments granted that are subject only to a service requirement will vest.

The Company previously adopted the 1997 Incentive Plan (1997 Plan) which is currently used for grants of equity-based awards to employees.  All outstanding equity-based awards at August 2, 2003 were granted under the Company’s 1997 Plan and the 1987 Stock Incentive Plan.  At August 2, 2003, there were 2.6 million shares of common stock available for grant under the 1997 Plan.

In 2003, the Company made stock-based awards in the form of 1) restricted stock awards for which there was no exercise price payable by the employee and 2) purchased restricted stock awards for which the exercise price was equal to 50 percent of the fair value of the Company’s common stock on the date of grant.  The restricted stock and purchased restricted stock awards aggregated 105,110 shares of restricted common stock at a weighted-average fair value of $21.47 as of the grant date.  The Company did not make any restricted stock grants in 2002 or in 2001.  Compensation expense related to restricted stock grants was $2.4 million in 2003, $2.4 million in 2002 and $3.0 million in 2001.

A summary of the status of the Company’s 1997 and 1987 Stock Incentive Plans as of August 2, 2003, August 3, 2002 and July 28, 2001 and changes during the fiscal years ended on those dates are presented in the following table:

	August 2, 2003		August 3, 2002		July 28, 2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,894,300	$28.59	2,753,900	$28.78	2,277,100	$24.28
Granted	822,525	30.93	542,500	24.50	1,064,500	35.44
Exercised	(392,300)	25.96	(338,550)	23.52	(299,070)	20.85
Canceled	(244,820)	28.93	(63,550)	27.48	(288,630)	26.17
Outstanding at end of year	3,079,705	$29.54	2,894,300	$28.59	2,753,900	$28.78
Exercisable at year end	1,012,790	$29.39	834,570	$28.39	699,480	$25.09

Options outstanding at August 2, 2003 were granted at prices (not less than 100 percent of the fair market value on the date of the grant) varying from $11.63 to $36.50.  Options granted during 2003 cliff vest on the third anniversary of the grant and expire six years from the grant date.  Options granted prior to 2003 vest ratably over five years and expire after ten years.  There were 150 employees with options outstanding at August 2, 2003.

The following table summarizes information about the Company’s stock options as of August 2, 2003:

Options Outstanding				Options Exercisable
Range Of Exercise Prices	Shares Outstanding At August 2, 2003	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Outstanding At August 2, 2003	Weighted- Average Exercise Price

$ 11.63 - $ 15.38	9,600	1.5	$14.76	9,600	$14.76
$ 22.94 - $ 24.94	1,088,480	6.8	$24.00	398,190	$23.90
$ 25.94 - $ 32.94	1,150,625	5.2	$30.59	258,200	$30.43
$ 33.38 - $ 36.50	831,000	6.7	$35.51	346,800	$35.31

$ 11.63 - $ 36.50	3,079,705	6.2	$29.54	1,012,790	$29.39

Spin-off from Harcourt General, Inc.  On October 22, 1999, Harcourt General, Inc. (Harcourt General) completed the spin-off of its controlling equity position in the Company in a tax-free distribution to its shareholders (Spin-off).  Harcourt General distributed approximately 21.4 million of its approximately 26.4 million shares of the Company’s common stock and subsequently divested itself entirely of any holdings in the Company’s common stock.  Each common shareholder of Harcourt General received 0.3013 of a share of Class B Common Stock of the Company for every share of Harcourt General Common Stock and Class B Stock held on October 12, 1999, which was the record date for the distribution. This transaction had no impact on the reported equity of the Company.

The Company and Harcourt General were parties to an agreement pursuant to which Harcourt General provided certain management, accounting, financial, legal, tax and other corporate services to the Company.  The fees for these services were based on Harcourt General’s costs and were subject to the approval of a special review committee of the Board of Directors of the Company who were independent of Harcourt General.  The agreement with Harcourt General was terminated effective May 14, 2001. The termination of the agreement with Harcourt General did not have a material effect on the Company’s results of operations.  There were no charges to the Company in 2003 or 2002.  Charges to the Company amounted to $5.2 million in 2001.

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

NOTE 7.  Stock Repurchase Program

In prior years, the Company’s Board of Directors authorized various stock repurchase programs and increases in the number of shares subject to repurchase.  During the second quarter of 2003, the Company repurchased 524,177 shares at an average purchase price of $28.65.  During 2002 and 2001, there were no stock repurchases under the stock repurchase program.  As of August 2, 2003, approximately 1.4 million shares remain available for repurchase under the Company’s stock repurchase programs.

NOTE 8.  Income Taxes

The significant components of income tax expense are as follows:

	Years Ended
(in thousands)	August 2, 2003	August 3, 2002	July 28, 2001

Current:
Federal	$64,758	$67,015	$73,278
State	6,854	4,837	6,313
Foreign	192	136	—
	71,804	71,988	79,591
Deferred:
Federal	6,944	(9,620)	(10,878)
State	500	(715)	(906)
	7,444	(10,335)	(11,784)
Income tax expense	$79,248	$61,653	$67,807

A reconciliation of income tax expense to the amount calculated based on the federal and state statutory rates are as follows:

	Years Ended
(in thousands)	August 2, 2003	August 3, 2002	July 28, 2001

Income tax expense at statutory rate	$72,044	$56,785	$62,454
State income taxes, net of federal income tax benefit	7,354	4,122	5,407
Other	(150)	746	(54)
Total	$79,248	$61,653	$67,807

The Company’s effective income tax rate was 38.5 percent in 2003, 38.0 percent in both 2002 and 2001.

Significant components of the Company’s net deferred income tax asset are as follows:

(in thousands)	August 2, 2003	August 3, 2002

Deferred income tax assets:
Accruals and reserves	$29,096	$34,124
Employee benefits	41,079	27,933
Other	1,845	1,372
Total deferred tax assets	$72,020	$63,429

Deferred income tax liabilities:
Inventory	$(6,602)	$(2,627)
Depreciation and amortization	(36,803)	(40,229)
Other	(3,714)	(5,078)
Total deferred tax liabilities	(47,119)	(47,934)
Net deferred income tax asset	$24,901	$15,495

Net deferred income tax asset:
Current	$17,586	$17,746
Non-current	7,315	(2,251)
Total	$24,901	$15,495

The net deferred tax asset increased by $9.4 million in 2003 due to deferred tax benefits of $16.8 million (related primarily to the recording of an additional minimum pension liability of $39.3 million) credited to shareholders’ equity, offset by a $7.4 million deferred tax provision charged to earnings.  The net deferred tax asset increased by $9.1 million in 2002 due to deferred tax benefits of $10.3 million credited to earnings and a deferred tax provision of $1.2 million charged to shareholders’ equity.  The Company believes it is more likely than not that it will realize the recorded deferred tax assets through future taxable earnings.

NOTE 9.  Employee Benefit Plans

The Company sponsors a defined benefit Pension Plan covering substantially all full-time employees.  The Company also sponsors an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits.  Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.  When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  Pension Plan assets consist primarily of equity and fixed income securities.

The components of pension expense for the Pension Plan are as follows:

	Years Ended
(in thousands)	August 2, 2003	August 3, 2002	July 28, 2001

Service cost	$9,110	$8,422	$6,740
Interest cost	15,196	13,571	12,037
Expected return on plan assets	(14,591)	(14,389)	(15,718)
Net amortization of losses (gains) and prior service costs	407	283	(289)
Pension Plan expense	$10,122	$7,887	$2,770

The components of the SERP Plan expense are as follows:

	Years Ended
(in thousands)	August 2, 2003	August 3, 2002	July 28, 2001

Service cost	$1,159	$961	$838
Interest cost	3,700	3,199	2,942
Net amortization of losses and prior service costs	1,181	200	695
SERP Plan expense	$6,040	$4,360	$4,475

Retirees and active employees hired prior to March 1, 1989 are eligible for certain limited postretirement health care benefits (Postretirement Plan) if they have met certain service and minimum age requirements. The cost of these benefits is accrued during the years in which an employee provides services.  The Company paid postretirement health care benefit claims of $2.3 million during 2003, $1.7 million during 2002 and $1.8 million during 2001.

The components of Postretirement Plan expense are as follows:

	Years Ended
(in thousands)	August 2, 2003	August 3, 2002	July 28, 2001

Service cost	$92	$86	$65
Interest cost	1,614	1,214	723
Net amortization and deferral	322	—	(447)
Postretirement expense	$2,028	$1,300	$341

The changes in the benefit obligations and the reconciliations of the funded status of the Company’s Pension Plan, SERP Plan and Postretirement Plan to the consolidated balance sheets are as follows:

	Pension Plan		SERP Plan		Postretirement Plan
(in thousands)	2003	2002	2003	2002	2003	2002

Projected benefit obligations at beginning of year	$197,599	$178,061	$46,480	$43,564	$22,924	$17,392
Service cost	9,110	8,422	1,159	961	92	86
Interest cost	15,196	13,571	3,700	3,199	1,614	1,214
Plan amendments	—	—	—	—	—	295
Actuarial loss (gain)	29,446	3,462	7,665	(205)	2,035	5,041
Benefits paid, net	(6,354)	(5,917)	(1,366)	(1,039)	(1,758)	(1,104)
Projected benefit obligations at end of year	$244,997	$197,599	$57,638	$46,480	$24,907	$22,924

Change in the assets held by the Pension Plan in 2003 and 2002 are as follows:

	Pension Plan
(in thousands)	2003	2002

Fair value of assets at beginning of year	$145,945	$167,982
Actual return on assets	12,692	(16,119)
Company contributions	30,760	—
Benefits paid	(6,353)	(5,918)
Fair value of assets at end of year	$183,044	$145,945

The funded status of the Company’s employee benefit plans is as follows:

	Pension Plan		SERP Plan		Postretirement Plan
(in thousands)	2003	2002	2003	2002	2003	2002

Excess of projected benefit obligation over fair value of plan assets	$(61,953)	$(51,653)	$(57,638)	$(46,480)	$(24,907)	$(22,924)
Unrecognized net actuarial loss	75,921	45,239	13,285	6,233	7,643	5,884
Unrecognized prior service (income) cost	(223)	(791)	3,934	4,502	250	295
Unrecognized net obligation at transition	785	1,099	—	—	—	—
Asset (liability) recognized in the consolidated balance sheets	$14,530	$(6,106)	$(40,419)	$(35,745)	$(17,014)	$(16,745)

The Company’s employee benefit plan obligations and the funded status of such plans are recognized in the Company’s consolidated balance sheets as follows:

	Pension Plan		SERP Plan		Postretirement Plan
(in thousands)	2003	2002	2003	2002	2003	2002

Accrued benefit obligation	$(24,790)	$(6,106)	$(49,082)	$(35,745)	$(17,014)	$(16,745)
Intangible asset	562	—	3,934	—	—	—
Accumulated other comprehensive loss	38,758	—	4,729	—	—	—
Net amount recognized at balance sheet date	$14,530	$(6,106)	$(40,419)	$(35,745)	$(17,014)	$(16,745)

In 2003, the Company was required to record additional minimum liabilities of $39.3 million related to the Pension Plan and $8.7 million related to the SERP Plan.  In recording the additional minimum liabilities, the Company reduced shareholders’ equity by $43.5 million ($26.7 million, net of tax).

At August 1, 2003, the projected benefit obligation of the Pension Plan exceeded the plan’s assets by $62.0 million.  The underfunded status is reflected in the Company’s consolidated balance sheet as follows:

Prepaid pension contribution reflected in the consolidated balance sheet and not yet charged to expense	$14,530
Liability charged to shareholders’ equity and not yet recognized in expense	(38,758)
Liability reflected in other assets and not yet charged to expense	(562)
Unrecognized liability not yet recognized in expense	(37,163)
Underfunded status at August 1, 2003	$(61,953)

The Company had cumulative unrecognized expense for the Pension Plan of $76.5 million at August 1, 2003 primarily related to the delayed recognition of differences between the Company’s actuarial assumptions and actual results, which has contributed to the $62.0 million underfunded status of the Pension Plan at August 1, 2003.  In addition, the Company had cumulative unrecognized expense for the SERP Plan and Postretirement Plan aggregating $25.1 million at August 1, 2003.

When funding is required, the Company’s policy is to contribute amounts that are deductible for federal income tax purposes.  In the third quarter of 2003, the Company made a required contribution of $11.5 million and a voluntary contribution of $13.5 million to the Pension Plan for the plan year ended July 31, 2002.  In addition, the Company made contributions of $5.8 million in 2003 for the plan year ending July 31, 2003.  Based upon currently available information, the Company will not be required to make an additional contribution to the Pension Plan for the plan year ending July 31, 2003.

Significant assumptions related to the calculation of the Company’s obligations pursuant to its employee benefit plans include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan, the average rate of compensation increase by Pension Plan and SERP Plan participants and the health care cost trend rate for the Postretirement Plan.  These actuarial assumptions are reviewed annually based upon currently available information.  The assumptions utilized by the Company in calculating the projected benefit obligations and periodic expense of its employee benefit plans are as follows:

	August 1, 2003	August 1, 2002	August 1, 2001

Pension Plan:
Discount rate	6.50%	7.25%	7.25%
Expected long-term rate of return on plan assets	8.00%	8.00%	9.00%
Rate of future compensation increase	4.50%	5.00%	5.00%

SERP Plan:
Discount rate	6.50%	7.25%	7.25%
Rate of future compensation increase	4.50%	5.00%	5.00%

Postretirement Plan:
Discount rate	6.50%	7.25%	7.25%
Initial health care cost trend rate	11.00%	12.00%	6.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%

The assumed discount rate utilized is based, in part, upon the Moody’s Aa corporate bond yield as of the measurement date.  The discount rate is utilized principally in calculating the actuarial present value of the Company’s obligations and periodic expense pursuant to its employee benefit plans.  At August 1, 2003, the discount rate was 6.50 percent.  To the extent the discount rate increases or decreases, the Company’s Pension Plan obligation is decreased or increased, accordingly.  The estimated effect of a 0.25 percent decrease in the discount rate would increase the Pension Plan obligation by $7.4 million and increase annual Pension Plan expense by $1.2 million.  The estimated effect of a 0.25 percent decrease in the discount rate would increase the SERP Plan obligation by $1.5 million and increase the SERP Plan annual expense by $0.2 million.  The estimated effect of a 0.25 percent decrease in the discount rate would increase the Postretirement Plan obligation by $0.7 million and increase the Postretirement Plan annual expense by an immaterial amount.

The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation.  It is the Company’s current policy to invest the Pension Plan assets in equity securities (approximately 60 percent) and in fixed income securities (approximately 40 percent).  The Company periodically evaluates the allocation between investment categories of the assets held by the Pension Plan.  The expected average long-term rate of return on assets is based principally on the counsel of the Company’s outside actuaries and advisors.  This rate is utilized primarily in calculating the expected return on plan assets component of the annual pension expense.  To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected.  Rather this gain reduces future pension expense over a period of approximately 12 to 18 years.  To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected.  Rather this loss increases pension expense over approximately 12 to 18 years.  During 2003, the Company utilized 8.0 percent as the expected long-term rate of return on plan assets.

The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees.  The Company utilized a rate of 4.5 percent for the periods beginning August 1, 2003.  This rate is utilized principally in calculating the pension obligation and annual pension expense.  The estimated effect of a 0.25 percent increase in the assumed rate of compensation increase would increase the pension obligation by $1.5 million and increase annual pension expense by $0.4 million.  The estimated effect of a 0.25 percent increase in the assumed rate of compensation increase would increase the SERP Plan obligation by $0.7 million and increase the SERP Plan annual expense by $0.2 million.

If the assumed health care trend rate were increased one percentage point, Postretirement Plan costs for 2003 would have been $0.2 million higher and the accumulated postretirement benefit obligation as of August 2, 2003 would have been $2.4 million higher.  If the assumed health care trend rate were decreased one percentage point, Postretirement Plan costs for 2003 would have been $0.2 million lower and the accumulated postretirement benefit obligation as of August 2, 2003 would have been $2.1 million lower.

The Company has a qualified defined contribution 401(k) plan, which covers substantially all employees. Employees make contributions to the plan and the Company matches 100 percent of the first 2 percent and 25 percent of the next 4 percent of an employee’s contribution up to a maximum of 6 percent of the employee’s compensation.  Prior to January 1, 2001, the Company matched 65 percent of the first 2 percent and 25 percent of the next 4 percent of an employee’s contribution up to a maximum of 6 percent of the employee’s compensation.  The Company also sponsors an unfunded key employee deferred compensation plan, which provides certain employees additional benefits, a profit sharing and retirement plan for employees of Kate Spade LLC and a qualified defined contribution 401(k) plan for employees of Gurwitch Products, LLC.  The Company’s aggregate contributions to these plans were approximately $9.3 million for 2003, $8.9 million for 2002 and $6.1 million for 2001.  Benefits under the plans are based on the employees’ years of service and compensation over defined periods of employment.

NOTE 10.  Effect of Change in Vacation Policy

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

NOTE 11.  Impairment and Other Charges

In the fourth quarter of 2002, the Company recorded a $3.1 million pretax impairment charge.  The charge related to the write-down of the net carrying values of the fixed assets of three Kate Spade LLC stores to estimated fair value.

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

NOTE 12.  Commitments and Contingencies

The Company leases certain property and equipment under various non-cancelable capital and operating leases.  The leases provide for monthly fixed amount rentals or contingent rentals based upon sales in excess of stated amounts and normally require the Company to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.  Generally, the leases have primary terms ranging from 1 to 99 years and include renewal options ranging from 5 to 80 years.

Rent expense under operating leases are as follows:

	Years Ended
(in thousands)	August 2, 2003	August 3, 2002	July 28, 2001

Minimum rent	$41,200	$37,400	$38,400
Contingent rent	16,500	17,000	19,200
Total rent expense	$57,700	$54,400	$57,600

Future minimum rental commitments, excluding renewal options, under capital leases and non-cancelable operating leases are as follows: fiscal year 2004 – $45.7 million; fiscal year 2005 – $43.9 million; fiscal year 2006 – $41.2 million; fiscal year 2007 – $37.2 million; fiscal year 2008 – $34.9 million; all years thereafter – $579.1 million.

Common area maintenance costs were $12.5 million for 2003, $10.0 million for 2002 and $10.0 million for 2001.

Litigation.  The Company is involved in various suits and claims in the ordinary course of business.  Management does not believe that the disposition of any such suits and claims will have a material adverse effect upon the consolidated results of operations, cash flows or the financial position of the Company.

Letters of Credit.  The Company had approximately $8.5 million of outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at August 2, 2003.

The Company had approximately $2.7 million in surety bonds at August 2, 2003 relating primarily to merchandise imports, state sales tax and utility requirements.

Other.  The Company’s other principal commercial commitments are comprised of Pension Plan funding obligations, short-term merchandise purchase commitments, short-term construction commitments, common area maintenance costs, tax and insurance obligations and contingent rent payments.  Substantially all of the Company’s merchandise purchase commitments are cancelable up to 30 days prior to the vendor’s scheduled shipment date.

NOTE 13.  Earnings Per Share

The weighted average shares used in computing basic and diluted earnings per share (EPS) are presented in the table below.  No adjustments were made to net earnings for the computations of basic and diluted EPS during the periods presented.

Years Ended

(in thousands of shares)	August 2, 2003	August 3, 2002	July 28, 2001

Weighted average shares outstanding	47,750	47,726	47,479
Less: shares of non-vested restricted stock	(288)	(282)	(359)
Shares for computation of basic EPS	47,462	47,444	47,120
Effect of dilutive stock options and restricted stock	333	391	466
Shares for computation of diluted EPS	47,795	47,835	47,586

Shares represented by antidilutive stock options	1,469	1,223	954

Antidilutive stock options were not included in the computation of diluted EPS because the exercise price of those options was greater than the average market price of the common shares.

NOTE 14. Comprehensive Income

The components of comprehensive income are as follows:

	Years Ended
(in thousands)	August 2, 2003	August 3, 2002	July 28, 2001

Net earnings	$109,303	$99,574	$107,484
Other comprehensive income (loss):
Unrealized (loss) gain on financial instruments, net of tax	(172)	1,945	(1,029)
Additional minimum pension liability, net of tax	(26,744)	—	—
Other, net of tax	437	(10)	—
Total other comprehensive income (loss)	(26,479)	1,935	(1,029)

Total comprehensive income	$82,824	$101,509	$106,455

NOTE 15.  Segment Reporting

The Company has identified two reportable segments: Specialty Retail Stores and Direct Marketing.  The Specialty Retail Stores segment includes all Neiman Marcus and Bergdorf Goodman retail stores, including Neiman Marcus clearance stores.  The Direct Marketing segment conducts both print catalogue and online operations under the Neiman Marcus, Horchow and Chef’s Catalogue brand names.  Other includes the operations of Kate Spade LLC and Gurwitch Products, LLC and corporate expenses.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  The Company’s senior management evaluates the performance of the Company’s assets on a consolidated basis.  Interest expense is not allocated by segment.

The following tables set forth the information for the Company’s reportable segments:

	Years Ended
(in thousands)	August 2, 2003	August 3, 2002	July 28, 2001

REVENUES
Specialty Retail Stores	$2,524,816	$2,433,195	$2,504,806
Direct Marketing (1)	493,473	444,019	437,879
Other	79,835	71,118	72,849
Total	$3,098,124	$2,948,332	$3,015,534

OPERATING EARNINGS
Specialty Retail Stores	$198,201	$170,465	$200,986
Direct Marketing (1)	45,754	22,835	11,065
Other	(21,845)	(18,993)	(8,660)
Subtotal	222,110	174,307	203,391
Effect of change in vacation policy	—	16,576	—
Impairment and other charges	—	(13,233)	(9,763)
Total	$222,110	$177,650	$193,628

CAPITAL EXPENDITURES
Specialty Retail Stores	$91,293	$137,615	$105,173
Direct Marketing	6,761	10,118	9,879
Other	1,940	1,513	4,935
Total	$99,994	$149,246	$119,987

DEPRECIATION EXPENSE
Specialty Retail Stores	$68,153	$66,168	$63,098
Direct Marketing	8,692	8,321	7,262
Other	2,131	2,320	2,744
Total	$78,976	$76,809	$73,104

(1)          Direct Marketing includes the operations of Neiman Marcus Direct, the Company’s catalogue and online operations.  During 2002, the Company reclassified its Neiman Marcus Online operations to the Direct Marketing Segment from Other.  Prior year amounts have been reclassified to conform to the current year presentation.

NOTE 16.  Quarterly Financial Information (Unaudited)

	Year Ended August 2, 2003
(in millions, except for per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$734.1	$938.5	$722.9	$702.7	$3,098.1
Gross profit	280.2	283.9	259.2	201.3	1,024.5
Earnings before change in accounting principle	43.3	32.5	41.1	7.2	124.1
Change in accounting principle	(14.8)	—	—	—	(14.8)
Net earnings	$28.5	$32.5	$41.1	$7.2	$109.3

Basic earnings per share:
Earnings before change in accounting principle	$0.91	$0.68	$0.87	$0.15	$2.61
Change in accounting principle	(0.31)	—	—	—	(0.31)
Basic earnings per share	$0.60	$0.68	$0.87	$0.15	$2.30

Diluted earnings per share:
Earnings before change in accounting principle	$0.90	$0.68	$0.87	$0.15	$2.60
Change in accounting principle	(0.31)	—	—	—	(0.31)
Diluted earnings per share	$0.59	$0.68	$0.87	$0.15	$2.29

	Year Ended August 3, 2002
(in millions, except for per share data)	First Quarter	Second Quarter		Third Quarter		Fourth Quarter		Total

Revenues	$681.1	$908.1		$692.7		$666.4		$2,948.3
Gross profit	$245.3	$262.3		$251.3		$192.1		$951.0
Net earnings	$23.0	$24.3	(1)	$47.0	(2)	$5.3	(3)	$99.6

Earnings per share:
Basic	$0.49	$0.51		$0.99		$0.11		$2.10
Diluted	$0.48	$0.51		$0.98		$0.11		$2.08

(1)                        Net earnings for the second quarter of 2002 reflect a $2.0 million pretax charge in connection with certain cost reduction strategies consisting primarily of severance costs and lease termination expenses incurred in connection with the closing of the Neiman Marcus Galleries store in Seattle, Washington.

(2)                        Net earnings for the third quarter of 2002 reflect a $16.6 million pretax gain from the change in vacation policy made by the Company and an $8.2 million pretax impairment charge related to the write-off of the remaining net carrying value of its cost method investment in WeddingChannel.com, Inc. in light of its continued operating losses, the write-down of the carrying values of the fixed assets of two Neiman Marcus Galleries stores to estimated fair value and the accrual of the estimated loss associated with the abandonment of excess warehouse space held by the Company pursuant to a long-term operating lease.

(3)                        Net earnings for the fourth quarter of 2002 reflect a $3.1 million pretax impairment charge recorded by the Company, which represents the write-down of the net carrying values of the fixed assets of three Kate Spade LLC stores to estimated fair value.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NEIMAN MARCUS GROUP, INC.

By:	/s/ Nelson A. Bangs
Nelson A. Bangs
Senior Vice President and General Counsel

Dated: October 1, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ Burton M. Tansky	President and Chief Executive	October 1, 2003
Burton M. Tansky	Officer, Director

/s/ James E. Skinner	Senior Vice President and Chief	October 1, 2003
James E. Skinner	Financial Officer
(principal financial officer)

/s/ T. Dale Stapleton	Vice President and	October 1, 2003
T. Dale Stapleton	Controller
(principal accounting officer)

/s/ Richard A. Smith	Chairman of the Board	October 1, 2003
Richard A. Smith

/s/ Robert A. Smith	Vice Chairman	October 1, 2003
Robert A. Smith

/s/ Brian J. Knez	Vice Chairman	October 1, 2003
Brian J. Knez

/s/ John R. Cook	Director	October 1, 2003
John R. Cook

/s/ Gary L. Countryman	Director	October 1, 2003
Gary L. Countryman

/s/ Matina S. Horner	Director	October 1, 2003
Matina S. Horner

/s/ Vincent M. O’Reilly	Director	October 1, 2003
Vincent M. O’Reilly

/s/ Walter J. Salmon	Director	October 1, 2003
Walter J. Salmon

/s/ Carl Sewell	Director	October 1, 2003
Carl Sewell

/s/ Dr. Paula Stern	Director	October 1, 2003
Dr. Paula Stern