Form 10-Q
period 2003-11-01
NEIMAN MARCUS GROUP INC
filed 2003-12-09
CIK 819539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 1, 2003

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

YES  ☒                                                        NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒                                                        NO  ☐

As of December 1, 2003, the number of outstanding shares of each of the issuer’s classes of common stock was:

Class	Outstanding Shares
Class A Common Stock, $.01 Par Value	28,979,575
Class B Common Stock, $.01 Par Value	19,941,833

THE NEIMAN MARCUS GROUP, INC.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	November 1, 2003	August 2, 2003	November 2, 2002

ASSETS
Current assets:
Cash and cash equivalents	$127,524	$206,950	$67,278
Undivided interests in NMG Credit Card Master Trust	314,138	243,145	270,303
Accounts receivable	33,075	22,595	29,040
Merchandise inventories	830,319	687,062	821,040
Other current assets	73,345	86,369	61,240
Total current assets	1,378,401	1,246,121	1,248,901

Property and equipment, net	674,970	674,185	677,680
Other assets	112,655	114,124	105,822
Total assets	$2,166,026	$2,034,430	$2,032,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term liabilities	$2,252	$1,241	$1,163
Accounts payable	266,889	262,909	266,366
Accrued liabilities	323,188	266,259	292,947
Total current liabilities	592,329	530,409	560,476

Long-term liabilities:
Revolving credit facility borrowings	—	—	50,000
Notes and debentures	249,739	249,733	249,716
Other long-term liabilities	114,463	108,234	80,506
Total long-term liabilities	364,202	357,967	380,222

Minority interest	9,700	8,206	7,796

Common stocks	488	479	480
Additional paid-in capital	471,328	458,520	444,577
Accumulated other comprehensive income	(25,642)	(25,573)	189
Retained earnings	775,667	719,442	638,663
Treasury stock, at cost (699,777 shares at November 1, 2003 and 524,177 shares at August 2, 2003)	(22,046)	(15,020)	—
Total shareholders’ equity	1,199,795	1,137,848	1,083,909
Total liabilities and shareholders’ equity	$2,166,026	$2,034,430	$2,032,403

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Thirteen Weeks Ended
(in thousands, except per share data)	November 1, 2003	November 2, 2002

Revenues	$824,863	$734,083
Cost of goods sold including buying and occupancy costs	508,412	453,931
Selling, general and administrative expenses	219,162	204,908

Operating earnings	97,289	75,244

Interest expense, net	3,462	3,594

Earnings before income taxes, minority interest and change in accounting principle	93,827	71,650
Income taxes	36,592	27,585
Earnings before minority interest and change in accounting principle	57,235	44,065
Minority interest in net earnings of subsidiaries	(1,010)	(740)

Earnings before change in accounting principle	56,225	43,325
Change in accounting principle – writedown of intangible assets, net of taxes	—	(14,801)
Net earnings	$56,225	$28,524

Weighted average number of common and common equivalent shares outstanding:
Basic	47,624	47,696
Diluted	48,396	47,970

Basic earnings per share:
Earnings before change in accounting principle	$1.18	$0.91
Change in accounting principle	—	(0.31)
Basic earnings per share	$1.18	$0.60

Diluted earnings per share:
Earnings before change in accounting principle	$1.16	$0.90
Change in accounting principle	—	(0.31)
Diluted earnings per share	$1.16	$0.59

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirteen Weeks Ended
(in thousands)	November 1, 2003	November 2, 2002

CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$56,225	$28,524
Change in accounting – non-cash writedown of intangible assets, net of taxes	—	14,801
Earnings before change in accounting principle	56,225	43,325
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation	21,288	19,735
Minority interest	1,010	740
Other – primarily costs related to defined benefit pension and other long-term benefit plans	8,645	3,680
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,480)	(9,262)
Increase in merchandise inventories	(143,257)	(164,196)
Increase in accounts payable and accrued liabilities	61,566	47,625
Other	13,118	2,757
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	8,115	(55,596)

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(22,073)	(44,249)
Transactions related to undivided interests in NMG Credit Card Master Trust:
Purchases of held-to-maturity securities	(303,326)	(244,663)
Maturities of held-to-maturity securities	231,753	182,962
NET CASH USED FOR INVESTING ACTIVITIES	(93,646)	(105,950)

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from borrowings	1,000	50,000
Acquisitions of treasury stock	(7,026)	—
Proceeds from exercises of stock options and restricted stock grants	12,293	186
Distribution paid	(162)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,105	50,186

CASH AND CASH EQUIVALENTS
Decrease during the period	(79,426)	(111,360)
Beginning balance	206,950	178,638
Ending balance	$127,524	$67,278

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$174	$156
Income taxes	$586	$290

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                       Basis of Presentation

The Condensed Consolidated Financial Statements of The Neiman Marcus Group, Inc. and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statements.  Therefore, the financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2003.

The Company’s fiscal year ends on the Saturday closest to July 31.  All references to the first quarter of 2004 relate to the thirteen weeks ended November 1, 2003 and all references to the first quarter of 2003 relate to the thirteen weeks ended November 2, 2002.  All references to 2004 relate to the fifty-two weeks ending July 31, 2004.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments (as well as a change in accounting principle made in the first quarter of 2003 as more fully described in Note 7) necessary to present fairly the financial position, results of operations and cash flows of the Company for the applicable interim periods.  The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

Certain prior period balances have been reclassified to conform to the current period presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events.  These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the condensed consolidated financial statements.

The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Management makes adjustments to its assumptions and judgments when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used by the Company in preparing the accompanying condensed consolidated financial statements.

Management of the Company believes the following critical accounting policies, among others, encompass the more significant judgments and estimates used in preparation of its financial statements:

•                  Revenue recognition;

•                  Valuation of merchandise inventories, including determination of original retail values, recognition of markdowns and vendor allowances, estimation of inventory shrinkage, and determination of cost of goods sold;

•                  Recognition of income and expenses related to the Company’s securitization program;

•                  Determination of impairment of long-lived assets;

•                  Recognition of advertising and catalogue costs;

•                  Recognition of costs related to the Company’s loyalty programs;

•                  Recognition of income taxes; and

•                  Measurement of accruals for litigation, general liability, workers’ compensation and health insurance as well as short-term disability, pension and postretirement health care benefits.

A description of the Company’s critical accounting policies is included in the Company’s Annual Report on Form  10-K for the fiscal year ended August 2, 2003.

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

The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model for the first quarter of 2004 and 2003:

	Thirteen Weeks Ended
(in thousands, except per share data)	November 1, 2003	November 2, 2002

Net earnings:
As reported	$56,225	$28,524
Less: stock-based employee compensation expense determined under fair value based method, net of related taxes	(2,042)	(1,984)
Pro forma	$54,183	$26,540

Basic earnings per share:
As reported	$1.18	$0.60
Pro forma	$1.14	$0.56

Diluted earnings per share:
As reported	$1.16	$0.59
Pro forma	$1.12	$0.55

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

2.                                       Operating Segments

The Company has identified two reportable segments: Specialty Retail Stores and Direct Marketing.  The Specialty Retail Stores segment includes all Neiman Marcus and Bergdorf Goodman retail stores, including Neiman Marcus clearance stores.  The Direct Marketing segment conducts both print catalogue and online operations under the Neiman Marcus, Horchow and Chef’s Catalogue brand names.  Other includes the operations of Kate Spade LLC and Gurwitch Products, LLC (the Brand Development Companies) and corporate expenses.

The following table sets forth the information for the Company’s reportable segments:

	Thirteen Weeks Ended
(in thousands)	November 1, 2003	November 2, 2002
REVENUES:
Specialty Retail Stores	$670,568	$601,121
Direct Marketing	128,006	114,365
Other	26,289	18,597
Total	$824,863	$734,083

OPERATING EARNINGS:
Specialty Retail Stores	$91,109	$73,845
Direct Marketing	10,624	7,417
Other	(4,444)	(6,018)
Total	$97,289	$75,244

3.                                       Stock Repurchase Program

In prior years, the Company’s Board of Directors authorized various stock repurchase programs and increases in the number of shares subject to repurchase.  During the first quarter of 2004, the Company repurchased 175,600 shares at an average purchase price of $40.01.  As of November 1, 2003, approximately 1.2 million shares remain authorized for repurchase under the Company’s stock repurchase programs.

4.                                       Earnings per Share

The weighted average shares used in computing basic and diluted earnings per share (EPS) are presented in the table below.  No adjustments were made to net earnings for the computations of basic and diluted EPS during the periods presented.

	Thirteen Weeks Ended
(in thousands of shares)	November 1, 2003	November 2, 2002

Weighted average shares outstanding	48,078	47,981
Less: shares of non-vested restricted stock	(454)	(285)
Shares for computation of basic EPS	47,624	47,696

Effect of dilutive stock options and restricted stock	772	274
Shares for computation of diluted EPS	48,396	47,970

Shares represented by antidilutive stock options	28	1,957

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

As a result, transfers to the Trust subsequent to December 2003 will be accounted for as secured borrowings.  Based upon historical information, the Company believes that the $225 million of receivables representing the Sold Interests and the $225 million obligation for the Class A certificates will be brought back onto the Company’s condensed consolidated balance sheet over a four month period beginning in December 2003.  During a transition period of approximately six to seven months beginning in December 2003, the Company expects an adverse effect on earnings as it ceases to record gains on sale and must amortize into earnings the excess of the carrying amount of the Sold Interests and Retained Interests over the face amount of the underlying receivables.  Based on historical information, the Company estimates the adverse effect on earnings will range from $5 to $7 million.

6.                                      Employee Benefit Plans

The Company sponsors a defined benefit pension plan (Pension Plan) covering substantially all full-time employees. The Company also sponsors an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits.  Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.  Pension Plan assets consist primarily of equity and fixed income securities.

Retirees and active employees hired prior to March 1, 1989 are eligible for certain limited postretirement health care benefits (Postretirement Plan) if they have met certain service and minimum age requirements.

Expenses associated with the Company’s employee benefit plans are as follows:

	Thirteen Weeks Ended
(in thousands)	November 1, 2003	November 2, 2002

Pension Plan	$4,089	$2,435
SERP Plan	$1,680	$859
Postretirement Plan	$514	$543

At August 1, 2003, the funded status of the Company’s employee benefit plans was as follows:

(in thousands)	Pension Plan	SERP Plan	Postretirement Plan

Projected benefit obligations	$244,997	$57,638	$24,907
Fair value of assets	183,044	—	—
Underfunded status	$61,953	$57,638	$24,907

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

The Company’s policy is to fund the Pension Plan at or above the minimum required by law.  In the third quarter of 2003, the Company made a required contribution of $11.5 million and a voluntary contribution of $13.5 million to the Pension Plan for the plan year ended July 31, 2002.  In addition, the Company made contributions of $5.8 million in 2003 for the plan year ending July 31, 2003.  Based upon currently available information, the Company will not be required to make an additional contribution in 2004 to the Pension Plan for the plan year ending July 31, 2003 and anticipates making payments of $5.4 million in 2004 and $6.3 million in 2005 for the plan year ending July 31, 2004.

7.                                       Commitments and Contingencies

The Company is involved in various suits and claims in the ordinary course of business.  Management does not believe that the disposition of any such suits or claims will have a material adverse effect upon the consolidated results of operations, cash flows or the financial position of the Company.

8.                                       Change in Accounting Principle – Writedown of Intangible Assets

As of the beginning of the first quarter of 2003, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 established a new fair value-based accounting model for the valuation of goodwill and indefinite-lived intangible assets recorded in connection with business combinations.  Pursuant to the provisions of SFAS No. 142, goodwill and indefinite-lived intangible assets are measured for impairment by applying a fair value-based test at least annually and are not amortized.

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

The $24.1 million writedown in the carrying value of the indefinite-lived assets of the Company’s Direct Marketing segment is reflected as a change in accounting principle ($14.8 million, net of taxes) in the accompanying Condensed Consolidated Statements of Earnings for the first quarter of 2003.

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

•                  the design and implementation of new information systems as well as enhancement of existing systems;

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

CRITICAL ACCOUNTING POLICIES

The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events.  These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the condensed consolidated financial statements.  The amounts currently estimated by the Company are subject to change if different assumptions as to the outcome of future events were made.  The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Management makes adjustments to its assumptions and judgments when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used by the Company in preparing the accompanying condensed consolidated financial statements.

See Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 1 for a summary of the Company’s critical accounting policies.  A description of the Company’s critical accounting policies is also included in the Company’s Annual Report to Shareholders on Form 10-K for the fiscal year ended August 2, 2003.

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

The following table sets forth certain items expressed as percentages of net sales for the periods indicated.

	Thirteen Weeks Ended
	November 1, 2003	November 2, 2002

Revenues	100.0%	100.0%
Cost of goods sold including buying and occupancy costs	61.6	61.8
Selling, general and administrative expenses	26.6	27.9
Operating earnings	11.8	10.3
Interest expense, net	0.4	0.5
Earnings before income taxes, minority interest and change in accounting principle	11.4	9.8
Income taxes	4.4	3.8
Earnings before minority interest and change in accounting principle	6.9	6.0
Minority interest in net earnings of subsidiaries	(0.1)	(0.1)
Earnings before change in accounting principle	6.8	5.9
Change in accounting principle – writedown of intangible assets, net of taxes	—	(2.0)
Net earnings	6.8%	3.9%

Operating Results

Set forth in the following table is certain summary information with respect to the Company’s operations for the periods indicated.

	Thirteen Weeks Ended
(dollars in millions)	November 1, 2003	November 2, 2002

REVENUES
Specialty Retail Stores	$670.6	$601.1
Direct Marketing	128.0	114.4
Other (1)	26.3	18.6
Total	$824.9	$734.1

OPERATING EARNINGS
Specialty Retail Stores	$91.1	$73.8
Direct Marketing	10.6	7.4
Other (1)	(4.4)	(6.0)
Total	$97.3	$75.2

OPERATING PROFIT MARGIN
Specialty Retail Stores	13.6%	12.3%
Direct Marketing	8.3%	6.5%
Total	11.8%	10.3%

COMPARABLE REVENUES (2)
Specialty Retail Stores	9.5%	4.8%
Direct Marketing	11.9%	12.3%
Total	10.7%	5.8%

STORE COUNT (3)
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	37	35
Opened during the period	—	2
Open at end of period	37	37
Clearance centers:
Open at beginning of period	14	12
Opened during the period	—	—
Open at end of period	14	12

(1) Other includes the operations of the Brand Development Companies and corporate expenses.

(2) Comparable revenues include 1) revenues derived from the Company’s retail stores open for more than 52 weeks, including stores that have been relocated or expanded, 2) revenues from the Company’s Direct Marketing operations and 3) revenues from the Company’s Brand Development Companies.

(3) The Company’s Neiman Marcus Galleries stores have been excluded.

THIRTEEN WEEKS ENDED NOVEMBER 1, 2003 COMPARED TO THIRTEEN WEEKS ENDED NOVEMBER 2, 2002

Revenues.  Revenues for the first quarter of 2004 of $824.9 million increased $90.8 million, or 12.4 percent, from $734.1 million in the prior year period.  The increase in revenues was attributable to both an increase in comparable revenues and the revenues generated by new stores.  Sales derived from new stores were $12.7 million in the first quarter of 2004.

Comparable revenues in 2004 increased 10.7 percent compared to the prior year period.  Comparable revenues increased 9.5 percent for Specialty Retail Stores and 11.9 percent for Direct Marketing.  The Company believes the increases in comparable revenues were driven, in part, by sales events conducted by its Specialty Retail Stores and by the growth of internet sales and an increase in catalog productivity for Direct Marketing.   Comparable revenues in the first quarter of 2003 increased by 5.8 percent.

Comparable revenues for the Brand Development Companies increased in the first quarter of 2004, with increases for both Kate Spade LLC and Gurwitch Products, LLC.

Gross margin.  Gross margin was 38.4 percent of revenues for the first quarter of 2004 compared to 38.2 percent for the first quarter of 2003.  The increase in gross margin was primarily due to a decrease in buying and occupancy costs as a percentage of revenues.  A significant portion of the Company’s buying and occupancy costs are fixed in nature.  Buying and occupancy costs decreased as a percentage of revenues in the first quarter of 2004 compared to the prior year period primarily due to an increase in revenues.

Consistent with industry business practice, the Company receives allowances from certain of its vendors in support of the merchandise purchased by the Company for resale.  The Company receives the majority of the allowances at the end of its second and fourth quarters.  The amounts of vendor reimbursements received by the Company did not have a significant impact on the year-over-year change in gross margin in the first quarter of 2004.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) were 26.6 percent of revenues in the first quarter of 2004 compared to 27.9 percent of revenues in the first quarter of 2003.   The net decrease in SG&A as a percentage of revenues in the first quarter of 2004 was primarily due to 1) lower payroll costs due to productivity improvements associated with the higher level of sales during the quarter, 2) reduced preopening costs and 3) lower professional fee expenses.  In the first quarter of 2003, the Company incurred preopening expenses of $4.0 million in connection with the opening of two stores.

The decreases in SG&A were partially offset by 1) higher costs related to incentive compensation, 2) higher advertising and marketing costs incurred by the Specialty Retail segment primarily due to a decrease in vendor advertising allowances recorded as a reduction to advertising expenses as a result of adopting new accounting rules effective beginning in the third quarter of 2003 and 3) higher expenses related to the Company’s employee benefit plans.

Segment operating earnings.  Operating earnings for the Specialty Retail Stores segment were $91.1 million in the first quarter of 2004 compared to $73.8 million in the first quarter of 2003.  This increase was primarily the result of increased sales, reduced markdowns and net decreases in both buying and occupancy expenses and SG&A expenses as percentages of revenues.

Operating earnings for Direct Marketing increased to $10.6 million in the first quarter of 2004 from $7.4 million in the first quarter of 2003, primarily as a result of increased sales and net decreases in both buying and occupancy expenses and SG&A expenses as percentage of revenues offset, in part, by higher markdowns.

Interest expense, net.  Net interest expense was $3.5 million for 2004 compared to $3.6 million for 2003.  As a result of a higher level of cash generated by operations, the Company incurred no borrowings on its revolving credit facility to fund seasonal working capital requirements in the first quarter of 2004.  The Company borrowed $50 million on its revolving credit facility during the first quarter of 2003.

Income taxes.  The Company’s effective income tax rate was 39.0 percent for 2004 and 38.5 percent for 2003.  The increase in the effective tax rate is primarily due to higher state income taxes.

SEASONALITY

The Company’s business, like that of most retailers, is subject to seasonal influences, with a disproportionately higher level of revenues and net earnings realized during the fall season, which includes the second quarter holiday selling season.  In light of these patterns, SG&A expenses are typically higher as a percentage of net revenues during the first, third and fourth quarters of each year, and working capital needs are greater in the first and second quarters of each year.  The increases in working capital needs during the first and second quarter have typically been financed with cash flows from operations, borrowings under the Company’s revolving credit facility and cash provided from the Company’s proprietary credit card securitization program.

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

During the first quarter of 2004, cash provided by operating activities was $8.1 million compared to cash used for operating activities of $55.6 million in the first quarter of 2003.  Cash provided by operating activities increased in the first quarter of 2004 by approximately $63.7 million compared to the prior year period.  This increase was primarily the result of an increase in net earnings and lower net cash requirements to fund the Company’s inventory purchases during the first quarter of 2004.

As of November 1, 2003, the Company had cash and cash equivalents of $127.5 million and no outstanding borrowings under the Company’s $300 million unsecured revolving credit facility.  At November 2, 2002, the Company had cash and cash equivalents of $67.3 million and outstanding borrowings of $50 million under the Company’s $300 million unsecured revolving credit facility.  The amount of cash on hand and borrowings under the credit facility are influenced by a number of factors, including sales, retained accounts receivable, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, pension plan funding obligations and the Company’s tax obligations, among others.

Based upon currently available information, the Company will not be required to make an additional contribution in 2004 to the Pension Plan for the plan year ending July 31, 2003 and anticipates making payments of $5.4 million in 2004 and $6.3 million in 2005 for the plan year ending July 31, 2004.

The Company currently projects capital expenditures for 2004 to be approximately $150 million to $160 million, primarily for store renovations and upgrades to information systems, with the majority of the expenditures anticipated for the latter half of 2004.

FINANCING STRUCTURE

In prior years, the Company’s Board of Directors authorized various stock repurchase programs and increases in the number of shares subject to repurchase.  During the first quarter of 2004, the Company repurchased 175,600 shares at an average purchase price of $40.01.  As of November 1, 2003, approximately 1.2 million shares remained authorized for repurchase under the Company’s stock repurchase programs.

The Company’s principal commercial obligations are comprised of senior notes, senior debentures, capital lease obligations, operating lease obligations, construction commitments, pension plan funding obligations, short-term merchandise purchase commitments, common area maintenance costs, tax and insurance obligations and contingent rent payments.

Management believes that operating cash flows, currently available vendor financing and amounts available pursuant to its revolving credit facility and its credit card securitization program should be sufficient to fund the Company’s operations, debt service, Pension Plan funding requirements, contractual obligations and currently anticipated capital expenditure requirements through the end of 2004.

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

As a result, transfers to the Trust subsequent to December 2003 will be accounted for as secured borrowings.  Based upon historical information, the Company believes that the $225 million of receivables representing the Sold Interests and the $225 million obligation for the Class A certificates will be brought back onto the Company’s condensed consolidated balance sheet over a four month period beginning in December 2003.  During a transition period of approximately six to seven months beginning in December 2003, the Company expects an adverse effect on earnings as it ceases to record gains on sale and must amortize into earnings the excess of the carrying amount of the Sold Interests and Retained Interests over the face amount of the underlying receivables.  Based on historical information, the Company estimates the adverse effect on earnings will range from $5 to $7 million.

OUTLOOK

Based on current estimates, the Company anticipates comparable store revenues to increase in the 7 to 9 percent range for its second quarter ending January 31, 2004.  The accuracy of these assumptions and of the resulting forecasts is subject to uncertainties and circumstances beyond the Company’s control.  Consequently, actual results could differ materially from the forecasted results.  See “Factors That May Affect Future Results” for a discussion of items and events that could cause actual results to vary from the Company’s expectations.

INFLATION AND DEFLATION

The Company believes changes in revenues and net earnings that have resulted from inflation or deflation have not been material during the periods presented.  The Company attempts to offset the effects of inflation, which has occurred in recent years in SG&A, through control of expenses and price increases, although the Company’s ability to increase prices may be limited by competitive factors.  The Company attempts to offset the effects of merchandise deflation, which has occurred on a limited basis in recent years, through control of expenses.  There is no assurance, however, that inflation or deflation will not materially affect the Company in the future.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.  The Company does not enter into derivative financial instruments for trading purposes.  The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities.  The Company is exposed to interest rate risk through its securitization and borrowing activities, which are described in Notes 2 and 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2003.

As of November 1, 2003, the Company had no borrowings outstanding under its revolving credit agreement.  Future borrowings under the Company’s revolving credit facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

The Company’s outstanding long-term debt as of November 1, 2003 is at fixed interest rates and would not be affected by interest rate changes.  Based upon quoted prices, the fair value of the Company’s senior notes and debentures was $273.1 million as of November 1, 2003.

Pursuant to a proprietary credit card securitization program that begins to expire in September 2005, the Company sold substantially all of its credit card receivables through a subsidiary in exchange for certificates representing undivided interests in such receivables.  The Class A Certificates, which have an aggregate principal value of $225 million, were sold to investors. The holders of the Class A Certificates are entitled to monthly interest distributions from the Trust at the contractually-defined rate of one month LIBOR plus 0.27 percent annually.  The distributions to the Class A Certificate holders are payable from the finance charge income generated by the credit card receivables held by the Trust.  At November 1, 2003, the Company estimates a 100 basis point increase in LIBOR would result in an approximate annual decrease of $2.25 million in pretax income to the Company from its Retained Interests in the credit card portfolio held by the Trust.

The Company uses derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources.  The Company enters into foreign currency contracts denominated in the euro and British pound. The Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $32.8 million as of November 1, 2003.  The market risk inherent in these instruments was not material to the Company’s consolidated financial condition, results of operations, or cash flows during the first quarter of 2004.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of pension plan assets, resulting in increased or decreased cash funding by the Company.  The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

Based on a review of the Company’s financial instruments outstanding at November 1, 2003 that are sensitive to market risks, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

ITEM 4.                 CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company’s management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In the ordinary course of business, the Company routinely enhances its information systems by either upgrading its current systems or implementing new systems.  No change occurred in the Company’s internal controls concerning financial reporting during the quarter ended November 1, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6.             Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

10.1*                    Employment Agreement effective August 3, 2003 between the Company and Burton M. Tansky. (1)

31.1                           Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (1)

31.2                           Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (1)

32                                    Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (1)

(1)                                  Filed herewith.

*                                         Management contract or compensatory plan or arrangement.

(b)                                 Reports on Form 8-K

On August 7, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated August 7, 2003 announcing revenue results for the four weeks, thirteen weeks and fiscal year ended August 2, 2003.

On September 4, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated September 4, 2003 announcing revenue results for the four weeks ended August 30, 2003.

On September 9, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated September 9, 2003 announcing financial results for the fiscal fourth quarter and fiscal year ended August 2, 2003.

On October 9, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated October 9, 2003 announcing revenue results for the five weeks ended October 4, 2003.

On November 6, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated November 6, 2003 announcing revenue results for the four weeks and thirteen weeks ended November 1, 2003.

On December 3, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated December 3, 2003 announcing financial results for the fiscal first quarter ended November 1, 2003.

On December 3, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated December 3, 2003 announcing revenue results for the four weeks ended November 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE NEIMAN MARCUS GROUP, INC.

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller	December 8, 2003
T. Dale Stapleton	(principal accounting officer)