Form 10-Q
period 2004-01-31
NEIMAN MARCUS GROUP INC
filed 2004-03-08
CIK 819539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2004

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

YES   ☒                  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   ☒                  NO ☐

As of March 3, 2004, the number of outstanding shares of each of the issuer’s classes of common stock was:

Class	Outstanding Shares
Class A Common Stock, $.01 Par Value	29,300,863
Class B Common Stock, $.01 Par Value	19,941,833

THE NEIMAN MARCUS GROUP, INC.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	January 31, 2004	August 2, 2003	February 1, 2003

ASSETS
Current assets:
Cash and cash equivalents	$251,658	$206,950	$161,229
Undivided interests in NMG Credit Card Master Trust	164,652	243,145	295,321
Accounts receivable, net	321,005	22,595	22,271
Merchandise inventories	658,177	687,062	654,309
Other current assets	75,985	86,369	70,964
Total current assets	1,471,477	1,246,121	1,204,094

Property and equipment, net	674,139	674,185	678,131
Other assets	112,380	114,124	119,405
Total assets	$2,257,996	$2,034,430	$2,001,630

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term liabilities	$845	$1,241	$2,246
Accounts payable	227,121	262,909	258,360
Accrued liabilities	304,103	266,259	282,259
Total current liabilities	532,069	530,409	542,865

Long-term liabilities:
Notes and debentures	249,745	249,733	249,722
Borrowings under Credit Card Facility	111,326	—	—
Other long-term liabilities	90,884	108,234	109,206
Total long-term liabilities	451,955	357,967	358,928

Minority interest	10,729	8,206	9,044

Common stocks	492	479	482
Additional paid-in capital	481,598	458,520	446,461
Accumulated other comprehensive loss	(25,326)	(25,573)	(12,270)
Retained earnings	828,525	719,442	671,140
Treasury stock, at cost (699,777 shares at January 31, 2004 and 524,177 shares at August 2, 2003)	(22,046)	(15,020)	(15,020)
Total shareholders’ equity	1,263,243	1,137,848	1,090,793
Total liabilities and shareholders’ equity	$2,257,996	$2,034,430	$2,001,630

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share data)	January 31, 2004	February 1, 2003	January 31, 2004	February 1, 2003

Revenues	$1,054,124	$938,467	$1,878,987	$1,672,550

Cost of goods sold including buying and occupancy costs	717,165	654,578	1,225,577	1,108,509
Selling, general and administrative expenses	246,958	225,485	466,121	430,393

Operating earnings	90,001	58,404	187,289	133,648

Interest expense, net	3,764	4,345	7,225	7,939
Earnings before income taxes, minority interest and change in accounting principle	86,237	54,059	180,064	125,709
Income taxes	26,132	20,813	62,724	48,398
Earnings before minority interest and change in accounting principle	60,105	33,246	117,340	77,311
Minority interest in net earnings of subsidiaries	(934)	(769)	(1,944)	(1,509)

Earnings before change in accounting principle	59,171	32,477	115,396	75,802

Change in accounting principle – writedown of intangible assets, net of taxes	—	—	—	(14,801)
Net earnings	$59,171	$32,477	$115,396	$61,001

Weighted average number of common and common equivalent shares outstanding:
Basic	47,954	47,558	47,789	47,627
Diluted	48,897	47,850	48,647	47,910

Basic earnings per share:
Earnings before change in accounting principle	$1.23	$0.68	$2.41	$1.59
Change in accounting principle – writedown of intangible assets, net of taxes	—	—	—	(0.31)
Basic earnings per share	$1.23	$0.68	$2.41	$1.28

Diluted earnings per share:
Earnings before change in accounting principle	$1.21	$0.68	$2.37	$1.58
Change in accounting principle – writedown of intangible assets, net of taxes	—	—	—	(0.31)
Diluted earnings per share	$1.21	$0.68	$2.37	$1.27

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-Six Weeks Ended
(in thousands)	January 31, 2004	February 1, 2003

CASH FLOWS – OPERATING ACTIVITIES
Net earnings	$115,396	$61,001
Change in accounting – non-cash writedown of intangible assets, net of taxes	—	14,801
Earnings before change in accounting principle	115,396	$75,802
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities:
Depreciation	46,192	39,749
Minority interest	1,944	1,509
Other – primarily costs related to defined benefit pension and other long-term benefit plans	20,125	8,360
	183,657	125,420
Changes in operating assets and liabilities:
Increase in accounts receivable	(298,410)	(2,493)
Decrease in merchandise inventories	28,885	2,535
(Decrease) increase in accounts payable and accrued liabilities	(3,410)	27,910
Contribution to defined benefit pension plan	(30,000)	(2,880)
Other	7,023	(5,638)
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(112,255)	144,854

CASH FLOWS – INVESTING ACTIVITIES
Capital expenditures	(46,146)	(64,715)
Transactions related to undivided interests in NMG Credit Card Master Trust:
Purchases of held-to-maturity securities	(240,808)	(553,355)
Maturities of held-to-maturity securities	318,721	468,489
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	31,767	(149,581)

CASH FLOWS – FINANCING ACTIVITIES
Proceeds from borrowings	1,000	81,051
Repayment of debt	(1,000)	(80,000)
Borrowings under Credit Card Facility	111,326	—
Acquisitions of treasury stock	(7,026)	(15,020)
Proceeds from exercises of stock options and restricted stock grants	21,560	1,287
Distributions paid	(664)	—
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	125,196	(12,682)

CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	44,708	(17,409)
Beginning balance	206,950	178,638
Ending balance	$251,658	$161,229

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$8,918	$9,197
Income taxes	$51,935	$31,791

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

The Company’s fiscal year ends on the Saturday closest to July 31.  All references to the second quarter of 2004 relate to the thirteen weeks ended January 31, 2004 and all references to the second quarter of 2003 relate to the thirteen weeks ended February 1, 2003.  All references to 2004 relate to the twenty-six weeks ended January 31, 2004 and all references to 2003 relate to the twenty-six weeks ended February 1, 2003.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments (as well as a change in accounting principle made in the first quarter of 2003 as more fully described in Note 9) necessary to present fairly the financial position, results of operations and cash flows of the Company for the applicable interim periods.  The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

•              Recognition of advertising and catalog costs;

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

The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model for the thirteen weeks and twenty-six weeks ended January 31, 2004 and February 1, 2004:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share data)	January 31, 2004	February 1, 2003	January 31, 2004	February 1, 2003

Net earnings:
As reported	$59,171	$32,477	$115,396	$61,001
Less: stock-based employee compensation expense determined under fair value based method, net of related taxes	(2,158)	(1,962)	(4,201)	(3,946)
Pro forma	$57,013	$30,515	$111,195	$57,055

Basic earnings per share:
As reported	$1.23	$0.68	$2.41	$1.28
Pro forma	$1.19	$0.64	$2.33	$1.20

Diluted earnings per share:
As reported	$1.21	$0.68	$2.37	$1.27
Pro forma	$1.17	$0.64	$2.29	$1.19

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

2.             Operating Segments

The Company has identified two reportable segments: Specialty Retail Stores and Direct Marketing.  The Specialty Retail Stores segment includes all Neiman Marcus and Bergdorf Goodman retail stores, including Neiman Marcus clearance stores.  The Direct Marketing segment conducts both print catalog and online operations under the Neiman Marcus, Horchow and Chef’s Catalog brand names.  Other includes the operations of Kate Spade LLC and Gurwitch Products, LLC (the Brand Development Companies) and corporate expenses.

The following table sets forth the information for the Company’s reportable segments:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	January 31, 2004	February 1, 2003	January 31, 2004	February 1, 2003

REVENUES:
Specialty Retail Stores	$837,532	$756,097	$1,508,100	$1,357,218
Direct Marketing	191,484	161,269	319,490	275,634
Other	25,108	21,101	51,397	39,698
Total	$1,054,124	$938,467	$1,878,987	$1,672,550

OPERATING EARNINGS:
Specialty Retail Stores	$72,799	$43,826	$163,909	$117,671
Direct Marketing	24,760	17,984	35,383	25,401
Other	(7,558)	(3,406)	(12,003)	(9,424)
Total	$90,001	$58,404	$187,289	$133,648

3.             Cash Dividend Program

In the second quarter of 2004, the Company’s Board of Directors initiated a quarterly cash dividend of $0.13 per share.  As of January 31, 2004, the Company had dividends payable in the amount of $6.3 million, included in accrued liabilities in the accompanying condensed consolidated balance sheet, which were paid in February 2004.  The Company has not paid dividends since 1995.

4.             Stock Repurchase Program

In prior years, the Company’s Board of Directors authorized various stock repurchase programs and increases in the number of shares subject to repurchase.  During the first quarter of 2004, the Company repurchased 175,600 shares at an average purchase price of $40.01.  As of January 31, 2004, approximately 1.2 million shares remain authorized for repurchase under the Company’s stock repurchase programs.

5.             Earnings per Share

The weighted average shares used in computing basic and diluted earnings per share (EPS) are presented in the table below.  No adjustments were made to net earnings for the computations of basic and diluted EPS during the periods presented.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands of shares)	January 31, 2004	February 1, 2003	January 31, 2004	February 1, 2003

Weighted average shares outstanding	48,304	47,855	48,191	47,918
Less: shares of non-vested restricted stock	(350)	(297)	(402)	(291)
Shares for computation of basic EPS	47,954	47,558	47,789	47,627

Effect of dilutive stock options and restricted stock	943	292	858	283
Shares for computation of diluted EPS	48,897	47,850	48,647	47,910

Shares represented by antidulutive stock options	—	1,955	14	1,956

Antidilutive stock options are not included in the computation of diluted EPS when the exercise price of those options is greater than the average market price of the common shares.

6.             Undivided Interests in NMG Credit Card Master Trust

Pursuant to a revolving credit card securitization program (the Credit Card Facility), the Company transfers substantially all of its credit card receivables to a wholly-owned subsidiary, Neiman Marcus Funding Corporation, which in turn sells such receivables to the Neiman Marcus Credit Card Master Trust (Trust).  At the inception of the Credit Card Facility in September 2000, the Trust issued certificates representing undivided interests in the credit card receivables to third-party investors in the face amount of $225 million (Sold Interests) and to the Company in an aggregate amount equal to the excess of the balance of the credit card portfolio over $225 million (Retained Interests).  In order to maintain the committed level of securitized assets, cash collections on the securitized receivables are used by the Trust to purchase new credit card balances from the Company in accordance with the terms of the Credit Card Facility.

From its inception until December 2003, the Company’s transfers and sales of credit card receivables pursuant to the terms of the Credit Card Facility were accounted for as sales in accordance with generally accepted accounting principles (Off-Balance Sheet Accounting).  As a result, $225 million of credit card receivables were removed from the Company’s balance sheet at the inception of the Credit Card Facility and the Company’s $225 million repayment obligation to the holders of the certificates representing the Sold Interests was not required to be shown as a liability on the Company’s balance sheet.  During the period the transfers and sales qualified for Off-Balance Sheet Accounting, the Retained Interests were shown as “Undivided interests in NMG Credit Card Master Trust” on the Company’s condensed consolidated balance sheets.

Beginning in April 2005, cash collections will be used by the Trust to repay the $225 million principal balance of the Class A Certificates in six monthly installments of $37.5 million (Amortization Period).  As a result of certain provisions in the securitization agreement, the Company holds certain rights to repurchase the Class A Certificates (Repurchase Option) subsequent to the commencement of the Amortization Period and, therefore, has the ability to regain effective control over the credit card receivables held by the Trust at the time the Repurchase Option becomes exercisable.  The Company believes that the Repurchase Option will become exercisable in September 2005.

Transfers to the Trust ceased to qualify for Off-Balance Sheet Accounting beginning in December 2003 since the contractual life of the receivables transferred after November 2003 is estimated to extend to September 2005 when the Repurchase Option becomes exercisable.  Rather, these transfers are recorded as secured borrowings by the Company (Financing Accounting).  As a consequence, the credit card receivables generated after November 2003 remain on the Company’s balance sheet and the Company will be required to record a liability for its repayment obligation to the holders of the $225 million of certificates representing the Sold Interests.  The transition period from Off-Balance Sheet Accounting to Financing Accounting (Transition Period) will last approximately four months (December 2003 to March 2004).  During the Transition Period, cash collections of receivables are allocated to the previous Sold Interests and Retained Interests until such time as those balances have been reduced to zero.

A reconciliation of the outstanding balance of the Company’s accounts receivables to the balances recorded by the Company at January 31, 2004, August 2, 2003 and February 1, 2003 is as follows:

(in millions)	January 31, 2004	August 2, 2003	February 1, 2003

Credit card receivables	$570.6	$468.1	$520.3
Other receivables	28.8	22.6	22.3
	599.4	490.7	542.6
Less: Sold Interests originally qualifying for Off-Balance Sheet Accounting	(225.0)	(225.0)	(225.0)
Add: debt brought back onto the balance sheet	111.3	—	—
Off-Balance sheet amount	(113.7)	(225.0)	(225.0)

Net balance	$485.7	$265.7	$317.6

Amounts reflected in the Company’s balance sheet:
Undivided interests in NMG Credit Card Master Trust	$164.7	$243.1	$295.3
Accounts receivable	321.0	22.6	22.3
	$485.7	$265.7	$317.6

Borrowings under Credit Card Facility	$(111.3)	$—	$—

Upon completion of the Transition Period, the Company’s entire credit card portfolio will be included in accounts receivable in its condensed consolidated balance sheet and the $225 million repayment obligation will be shown as a liability.

As of the start of the Transition Period in December 2003, the carrying value of the Retained Interests exceeded face value by approximately $7.6 million as a result of the application of the provisions of current accounting rules related to the calculation of the gains on sale of the previously Sold Interests and the valuation of both Sold and Retained Interests.  During the Transition Period, the $7.6 million premium is being amortized as a reduction of the Company’s net earnings from its credit card portfolio (recorded as a reduction of selling, general and administrative expenses in the condensed consolidated statements of earnings).  Of the $7.6 million premium, $5.3 million was amortized in the second quarter of 2004 and the remaining $2.3 million will be amortized in the third quarter of 2004.

7.             Employee Benefit Plans

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

Expenses associated with the Company’s employee benefit plans are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	January 31, 2004	February 1, 2003	January 31, 2004	February 1, 2003

Pension Plan	$3,789	$1,855	$7,879	$4,291
SERP Plan	$1,686	$1,038	$3,367	$2,075
Postretirement Plan	$516	$544	$1,030	$1,087

At August 1, 2003, the funded status of the Company’s employee benefit plans was as follows:

(in thousands)	Pension Plan	SERP Plan	Postretirement Plan

Projected benefit obligations	$244,997	$57,638	$24,907
Fair value of assets	183,044	—	—
Underfunded status	$61,953	$57,638	$24,907

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

The Company’s policy is to fund the Pension Plan at or above the minimum required by law.  In the third quarter of 2003, the Company made a required contribution of $11.5 million and a voluntary contribution of $13.5 million to the Pension Plan for the plan year ended July 31, 2002.  In addition, the Company made contributions of $5.8 million in 2003 for the plan year ending July 31, 2003.  In the second quarter of 2004, the Company made a $30 million voluntary contribution to the Pension Plan for the plan year ended July 31, 2003.  Based upon currently available information, the Company will not be required to make any additional contributions in 2004 or 2005 to the Pension Plan for the plan years ending July 31, 2003 and July 31, 2004.

8.             Commitments and Contingencies

The Company is involved in various suits and claims in the ordinary course of business.  Management does not believe that the disposition of any such suits or claims will have a material adverse effect upon the consolidated results of operations, cash flows or the financial position of the Company.

9.             Change in Accounting Principle – Writedown of Intangible Assets

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

In connection with the adoption of the provisions of SFAS No. 142, the Company engaged third-party appraisal experts to assist with the determination of the fair value of its goodwill and intangible assets.  For each of the Company’s operating segments, a summary of the intangible assets recorded by the Company as of the beginning of the first quarter of 2003 in accordance with the cost-based accounting model established by previous accounting principles and the adjustment required to adopt the fair value model of SFAS No. 142 is as follows:

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

10.           Income Taxes

The Company’s effective income tax rate was 34.8 percent for 2004 and 38.5 percent for 2003.  In the second quarter of 2004, the Company recognized a net income tax benefit of $7.5 million related to favorable settlements associated with previous state tax filings.  Excluding this benefit, the effective tax rate was 39.0 percent for 2004 and 38.5 percent for 2003.  This increase in the effective tax rate is primarily due to higher state income taxes.

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

OVERVIEW

The Neiman Marcus Group, Inc., together with its operating divisions and subsidiaries, is a high-end specialty retailer.  The Company’s operations include the Specialty Retail Stores segment and the Direct Marketing segment.  The Specialty Retail Stores segment consists primarily of Neiman Marcus and Bergdorf Goodman stores.  The Direct Marketing segment conducts both print catalog and online operations under the Neiman Marcus, Horchow and Chef’s Catalog brand names.

The following table sets forth certain items expressed as percentages of net sales for the periods indicated.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	January 31, 2004	February 1, 2003	January 31, 2004	February 1, 2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs	68.0	69.7	65.2	66.3
Selling, general and administrative expenses	23.4	24.0	24.8	25.7
Operating earnings	8.5	6.3	10.0	8.0
Interest expense, net	0.4	0.5	0.4	0.5
Earnings before income taxes, minority interest and change in accounting principle	8.2	5.8	9.6	7.5
Income taxes	2.5	2.2	3.3	2.9
Earnings before minority interest and change in accounting principle	5.7	3.6	6.2	4.6
Minority interest in net earnings of subsidiaries	(0.1)	(0.1)	(0.1)	(0.1)
Earnings before change in accounting principle	5.6	3.5	6.1	4.5
Change in accounting principle – writedown of intangible assets, net of taxes	—	—	—	(0.9)
Net earnings	5.6%	3.5%	6.1%	3.6%

Operating Results

Set forth in the following table is certain summary information with respect to the Company’s operations for the periods indicated.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollars in millions)	January 31, 2004	February 1, 2003	January 31, 2004	February 1, 2003

REVENUES
Specialty Retail Stores	$837.5	$756.1	$1,508.1	$1,357.2
Direct Marketing	191.5	161.3	319.5	275.6
Other (1)	25.1	21.1	51.4	39.7
Total	$1,054.1	$938.5	$1,879.0	$1,672.5

OPERATING EARNINGS
Specialty Retail Stores	$72.8	$43.8	$163.9	$117.6
Direct Marketing	24.8	18.0	35.4	25.4
Other (1)	(7.6)	(3.4)	(12.0)	(9.4)
Total	$90.0	$58.4	$187.3	$133.6

OPERATING PROFIT MARGIN
Specialty Retail Stores	8.7%	5.8%	10.9%	8.7%
Direct Marketing	13.0%	11.2%	11.1%	9.3%
Total	8.5%	6.3%	10.0%	8.0%

COMPARABLE REVENUES (2)
Specialty Retail Stores	10.5%	(2.1)%	10.0%	0.9%
Direct Marketing	18.7%	11.7%	15.9%	12.0%
Total	12.2%	0.5%	11.5%	2.8%

STORE COUNT (3)
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	37	37	37	35
Opened during the period	—	—	—	2
Open at end of period	37	37	37	37
Clearance centers:
Open at beginning of period	14	12	14	12
Opened during the period	—	1	—	1
Open at end of period	14	13	14	13

(1)   Other includes the operations of the Brand Development Companies and corporate expenses.

(2)   Comparable revenues include 1) revenues derived from the Company’s retail stores open for more than 52 weeks, including stores that have been relocated or expanded, 2) revenues from the Company’s Direct Marketing operations and 3) revenues from the Company’s Brand Development Companies.

(3)   The Company’s Neiman Marcus Galleries stores have been excluded.  The Company previously opened three Galleries stores in the second quarter of fiscal year 1999 and in the first quarter of fiscal year 2000.  One of these stores was closed in the third quarter of fiscal 2002 and the remaining two stores were closed in the second quarter of 2004.

THIRTEEN WEEKS ENDED JANUARY 31, 2004 COMPARED TO THIRTEEN WEEKS ENDED FEBRUARY 1, 2003

Revenues.  Revenues for the second quarter of 2004 of $1,054.1 million increased $115.6 million, or 12.3 percent, from $938.5 million in the prior year period.

Comparable revenues in the second quarter of 2004 increased 12.2 percent compared to the prior year period.  Comparable revenues increased 10.5 percent for Specialty Retail Stores and 18.7 percent for Direct Marketing.  The Company believes the increases in its comparable revenues were the result of a higher level of consumer spending, in general, during the holiday season, with a higher increase coming from the affluent luxury customer served by the Company, In addition, the Company believes the increases in its comparable revenues were also driven by sales events conducted by its Specialty Retail Stores and by the growth of internet sales for Direct Marketing.  Comparable revenues in the second quarter of 2003 increased by 0.5 percent.

Comparable revenues for the Brand Development Companies increased in the second quarter of 2004, with increases for both Kate Spade LLC and Gurwitch Products, LLC.

Gross margin.  Gross margin was 32.0 percent of revenues for the second quarter of 2004 compared to 30.3 percent for the second quarter of 2003.  The higher product margins realized by the Company in the second quarter of 2004 were a function of 1) a lower level of markdowns required to be taken during the second quarter of 2004 as a result of higher sales levels both before and during the holiday season and 2) the discontinuance of various promotional sales activities conducted by the Company in the prior year.

Consistent with industry business practice, the Company receives allowances from certain of its vendors in support of the merchandise purchased by the Company for resale.  The Company receives the majority of the allowances at the end of its second and fourth quarters.  The amounts of vendor reimbursements received by the Company did not have a significant impact on the year-over-year change in gross margin in the second quarter of 2004.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) were 23.4 percent of revenues in the second quarter of 2004 compared to 24.0 percent of revenues in the second quarter of 2003.

The net decrease in SG&A as a percentage of revenues in the second quarter of 2004 was primarily due to 1) productivity improvements in various expense categories, including payroll and advertising, as a result of the higher level of sales during the quarter, 2) a higher level of income generated by the Company’s credit card portfolio, 3) the impact of conclusions of certain sales tax and unclaimed property examinations for which the agreed-on settlements were less than the amounts previously estimated by the Company and 4) lower preopening costs.  In the second quarter of 2003, the Company incurred preopening expenses of $2.8 million related to the opening of a new clearance center store and the grand opening of the remodeled and expanded Neiman Marcus store in Las Vegas.

The decreases in SG&A were partially offset by 1) higher costs for incentive compensation as a result of the increased operating profits generated by the Company and 2) a $5.3 million reduction in the income generated by the Company’s credit card portfolio due to the required amortization of the premium associated with the carrying value of the Retained Interests during the Transition Period, as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Segment operating earnings.  Operating earnings for the Specialty Retail Stores segment were $72.8 million in the second quarter of 2004 compared to $43.8 million in the second quarter of 2003.  This increase was primarily the result of increased sales, reduced markdowns and a net decrease in SG&A expenses as percentages of revenues.

Operating earnings for Direct Marketing increased to $24.8 million in the second quarter of 2004 from $18.0 million in the second quarter of 2003, primarily as a result of increased sales, reduced markdowns and net decreases in both buying and occupancy expenses and SG&A expenses as percentage of revenues.

Interest expense, net.  Net interest expense was $3.8 million for the second quarter of 2004 compared to $4.3 million for the second quarter of 2003.  The Company incurred no borrowings on its revolving credit facility to fund seasonal working capital requirements in the second quarter of 2004.  During the second quarter of 2003, the Company had outstanding borrowings on its revolving credit facility of $80 million, all of which were repaid prior to the end of the quarter.

Income taxes.  The Company’s effective income tax rate was 30.3 percent for the second quarter of 2004 and 38.5 percent for the second quarter of 2003.   In the second quarter of 2004, the Company recognized a net income tax benefit of $7.5 million related to favorable settlements associated with previous state tax filings.  Excluding this benefit, the effective tax rate was 39.0 percent in the second quarter of 2004.

TWENTY-SIX WEEKS ENDED JANUARY 31, 2004 COMPARED TO TWENTY-SIX WEEKS ENDED FEBRUARY 1, 2003

Revenues.  Revenues for 2004 of $1,879.0 million increased $206.4 million, or 12.3 percent, from $1,672.6 million in the prior year period.

Comparable revenues in 2004 increased 11.5 percent compared to the prior year period.  Comparable revenues increased 10.0 percent for Specialty Retail Stores and 15.9 percent for Direct Marketing.  The Company believes the increases in its comparable revenues were the result of a higher level of consumer spending, in general, both before and during the holiday season, with a higher increase coming from the affluent luxury customer served by the Company.  In addition, the Company believes the increases in its comparable revenues were also driven by sales events conducted by its Specialty Retail Stores and by the growth of internet sales and an increase in catalog productivity for Direct Marketing.  Comparable revenues in 2003 increased by 2.8 percent.

Comparable revenues for the Brand Development Companies increased in 2004, with increases for both Kate Spade LLC and Gurwitch Products, LLC.

Gross margin.  Gross margin was 34.8 percent of revenues for 2004 compared to 33.7 percent for 2003.  The increase in gross margin was primarily due to higher product margins and a decrease in buying and occupancy costs as a percentage of revenues.

The higher product margins realized by the Company were a function of a lower level of markdowns required to be taken during the second quarter of 2004 as a result of higher sales levels both before and during the holiday season and the discontinuance of various promotional sales activities conducted by the Company in the prior year.  Consistent with industry business practice, the Company receives allowances from certain of its vendors in support of the merchandise purchased by the Company for resale.  The Company receives the majority of the allowances at the end of its second and fourth quarters.  The amounts of vendor reimbursements received by the Company did not have a significant impact on the year-over-year change in gross margin in 2004.

A significant portion of the Company’s buying and occupancy costs are fixed in nature.  Buying and occupancy costs decreased as a percentage of revenues in 2004 compared to the prior year period primarily due to an increase in revenues.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) were 24.8 percent of revenues in 2004 compared to 25.7 percent of revenues in 2003.

The net decrease in SG&A as a percentage of revenues in 2004 was primarily due to 1) productivity improvements in various expense categories, including payroll and advertising, as a result of the higher level of sales during the year, 2) reduced preopening costs, 3) a higher level of income generated by the Company’s credit card portfolio and 4) the impact of conclusions on certain sales tax and unclaimed property examinations for which the agreed-on settlements were less than the amounts previously estimated by the Company.  In 2003, the Company incurred preopening expenses of $6.8 million in connection with the opening of two Neiman Marcus stores in Florida in the first quarter of 2003, the opening of a new clearance center store in the second quarter of 2003 and the grand opening of the remodeled and expanded Neiman Marcus store in Las Vegas in second quarter of 2003.

The decreases in SG&A were partially offset by 1) higher costs for incentive compensation as a result of the increased operating profits generated by the Company and 2) a $5.3 million reduction in the income generated by the Company’s credit card portfolio due to the required amortization of the premium associated with the carrying value of the Retained Interests during the Transition Period, as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Segment operating earnings.  Operating earnings for the Specialty Retail Stores segment were $163.9 million in 2004 compared to $117.6 million in 2003.  This increase was primarily the result of increased sales, reduced markdowns and net decreases in both buying and occupancy expenses and SG&A expenses as percentages of revenues.

Operating earnings for Direct Marketing increased to $35.4 million in 2004 from $25.4 million in 2003, primarily as a result of increased sales and net decreases in both buying and occupancy expenses and SG&A expenses as percentage of revenues offset, in part, by higher markdowns.

Interest expense, net.  Net interest expense was $7.2 million for 2004 compared to $7.9 million for 2003.  As a result of a higher level of cash generated by operations, the Company incurred no borrowings on its revolving credit facility to fund seasonal working capital requirements in the second quarter of 2004.  Seasonal borrowings under the Company’s revolving credit facility reached $80 million in the second quarter of 2003 and were repaid prior to the end of the quarter.

Income taxes.  The Company’s effective income tax rate was 34.8 percent for 2004 and 38.5 percent for 2003.  In the second quarter of 2004, the Company recognized a net income tax benefit of $7.5 million related to favorable settlements associated with previous state tax filings.  Excluding this benefit, the effective tax rate was 39.0 percent for 2004 and 38.5 percent for 2003.  This increase in the effective tax rate is primarily due to higher state income taxes.

SEASONALITY

The Company’s business, like that of most retailers, is subject to seasonal influences, with a disproportionately higher level of revenues and net earnings realized during the fall season, which includes the second quarter holiday selling season.  In light of these patterns, SG&A expenses are typically higher as a percentage of net revenues during the first, third and fourth quarters of each year, and working capital needs are greater in the first and second quarters of each year.  The increases in working capital needs during the first and second quarter have typically been financed with cash flows from operations, borrowings under the Company’s revolving credit facility and cash provided from the Company’s Credit Card Facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash requirements consist principally of 1) the funding of its merchandise purchases, 2) capital expenditures for new store growth, store renovations and upgrades of its management information systems, 3) debt service requirements and 4) obligations related to its defined benefit pension plan.  The Company’s working capital requirements fluctuate during the year, increasing substantially during the fall season as a result of higher planned seasonal inventory levels.

The Company generated cash from operations (net earnings as adjusted for non-cash charges) of $183.7 million in 2004 compared to $125.4 million in 2003.  This $58.3 million increase in cash generated was due to the higher sales and earnings levels realized in 2004.  In presenting the net cash flows from operating activities for 2004, the cash impact of the increase in earnings was affected by 1) the voluntary cash contribution of $30 million made to the Company’s defined benefit pension plan in the second quarter of 2004 and 2) the increase in recorded accounts receivable from $22.6 million at August 2, 2003 to $321.0 million at January 31, 2004.  The increase in accounts receivable is attributable to both a higher investment in accounts receivable due to higher sales levels during the second quarter of 2004 and the discontinuance of Off-Balance Sheet Accounting beginning in December 2003, as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements.

The discontinuance of Off-Balance Sheet Accounting for the newly generated accounts receivable had the impact of increasing accounts receivable by $298.4 million for the amount of transfers to the Trust no longer qualifying for Off-Balance Sheet Accounting.  The Company’s total credit card and other accounts receivable portfolio increased from $490.7 million at August 2, 2003 to $599.4 million at January 31, 2004.  This $108.7 million increase is shown in the 2004 condensed consolidated statement of cash flow as follows:

Operating activities:
Increase in accounts receivable	$(298.4)
Investing activities:
Purchases of held-to-maturity securities (Retained Interests)	(240.8)
Maturities of hold-to-maturity securities (Retained Interests)	318.7
Financing activities:
Borrowings under Credit Card Facility	111.3
Change in other comprehensive income	0.5

Net increase in total credit card and other accounts receivable portfolio	$(108.7)

As of January 31, 2004, the Company had cash and cash equivalents of $251.7 million and no outstanding borrowings under the Company’s $300 million unsecured revolving credit facility.  At February 1, 2003, the Company had cash and cash equivalents of $161.2 million and during the second quarter of 2003 repaid $80 million previously borrowed under the revolving credit facility to fund seasonal working capital requirements.  The amount of cash on hand and borrowings under the revolving credit facility are influenced by a number of factors, including sales, accounts receivable, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, pension plan funding obligations and the Company’s tax obligations, among others.

In the second quarter of 2004, the Company made a $30 million voluntary contribution to the Pension Plan for the plan year ended July 31, 2003.  Based upon currently available information, the Company will not be required to make any additional contributions in 2004 or 2005 to the Pension Plan for the plan years ending July 31, 2003 and July 31, 2004.

The Company currently projects capital expenditures for 2004 to be approximately $130 million to $140 million, primarily for store renovations and upgrades to information systems, with the majority of the expenditures anticipated for the latter half of 2004.

FINANCING STRUCTURE

In the second quarter of 2004, the Company’s Board of Directors initiated a quarterly cash dividend of $0.13 per share.  As of January 31, 2004, the Company had dividends payable in the amount of $6.3 million, included in accrued liabilities in the accompanying condensed balance sheet, which were paid in February 2004. The Company has not paid dividends since 1995.

In prior years, the Company’s Board of Directors authorized various stock repurchase programs and increases in the number of shares subject to repurchase.  During the first quarter of 2004, the Company repurchased 175,600 shares at an average purchase price of $40.01.  As of January 31, 2003, approximately 1.2 million shares remained authorized for repurchase under the Company’s stock repurchase programs.

The Company’s principal commercial obligations are comprised of senior notes, senior debentures, borrowings under the Credit Card Facility, capital lease obligations, operating lease obligations, construction commitments, pension plan funding obligations, short-term merchandise purchase commitments, common area maintenance costs, tax and insurance obligations and contingent rent payments.

Management believes that operating cash flows, currently available vendor financing and amounts available pursuant to its revolving credit facility and its Credit Card Facility should be sufficient to fund the Company’s operations, debt service, Pension Plan funding requirements, contractual obligations and currently anticipated capital expenditure requirements through the end of 2004.

OFF-BALANCE SHEET ARRANGEMENTS

Pursuant to a revolving credit card securitization program (the Credit Card Facility), the Company transfers substantially all of its credit card receivables to a wholly-owned subsidiary, Neiman Marcus Funding Corporation, which in turn sells such receivables to the Neiman Marcus Credit Card Master Trust (Trust).  At the inception of the Credit Card Facility in September 2000, the Trust issued certificates representing undivided interests in the credit card receivables to third-party investors in the face amount of $225 million (Sold Interests) and to the Company in an aggregate amount equal to the excess of the balance of the credit card portfolio over $225 million (Retained Interests).  In order to maintain the committed level of securitized assets, cash collections on the securitized receivables are used by the Trust to purchase new credit card balances from the Company in accordance with the terms of the Credit Card Facility.

From its inception until December 2003, the Company’s transfers and sales of credit card receivables pursuant to the terms of the Credit Card Facility were accounted for as sales in accordance with generally accepted accounting principles (Off-Balance Sheet Accounting).  As a result, $225 million of credit card receivables were removed from the Company’s balance sheet at the inception of the Credit Card Facility and the Company’s $225 million repayment obligation to the holders of the certificates representing the Sold Interests was not required to be shown as a liability on the Company’s balance sheet.  During the period the transfers and sales qualified for Off-Balance Sheet Accounting, the Retained Interests were shown as

“Undivided interests in NMG Credit Card Master Trust” on the Company’s condensed consolidated balance sheets.

Beginning in April 2005, cash collections will be used by the Trust to repay the $225 million principal balance of the Class A Certificates in six monthly installments of $37.5 million (Amortization Period).  As a result of certain provisions in the securitization agreement, the Company holds certain rights to repurchase the Class A Certificates (Repurchase Option) subsequent to the commencement of the Amortization Period and, therefore, has the ability to regain effective control over the credit card receivables held by the Trust at the time the Repurchase Option becomes exercisable.  The Company believes that the Repurchase Option will become exercisable in September 2005.

Transfers to the Trust ceased to qualify for Off-Balance Sheet Accounting beginning in December 2003 since the contractual life of the receivables transferred after November 2003 is estimated to extend to September 2005 when the Repurchase Option becomes exercisable.  Rather, these transfers are recorded as secured borrowings by the Company (Financing Accounting).  As a consequence, the credit card receivables generated after November 2003 remain on the Company’s balance sheet and the Company will be required to record a liability for its repayment obligation to the holders of the $225 million of certificates representing the Sold Interests.  The transition period from Off-Balance Sheet Accounting to Financing Accounting (Transition Period) will last approximately four months (December 2003 to March 2004).  During the Transition Period, cash collections of receivables are allocated to the previous Sold Interests and Retained Interests until such time as those balances have been reduced to zero.

Upon completion of the Transition Period, the Company’s entire credit card portfolio will be included in accounts receivable in its consolidated balance sheet and the $225 million repayment obligation will be shown as a liability.

OUTLOOK

Based on current estimates, the Company anticipates comparable store revenues to increase in the 14 to 16 percent range for its third quarter ending May 1, 2004.  The accuracy of these assumptions and of the resulting forecasts is subject to uncertainties and circumstances beyond the Company’s control.  Consequently, actual results could differ materially from the forecasted results.  See “Factors That May Affect Future Results” for a discussion of items and events that could cause actual results to vary from the Company’s expectations.

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

As of January 31, 2004, the Company had no borrowings outstanding under its revolving credit agreement.  Future borrowings under the Company’s revolving credit facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

The Company’s outstanding long-term debt as of January 31, 2004 is at fixed interest rates and would not be affected by interest rate changes.  Based upon quoted prices, the fair value of the Company’s senior notes and debentures was $277.8 million as of January 31, 2004.

Pursuant to a its outstanding Credit Card Facility that begins to expire in September 2005, the Company sold substantially all of its credit card receivables through a subsidiary in exchange for certificates representing undivided interests in such receivables.  The Class A Certificates, which have an aggregate principal value of $225 million, were sold to third-party investors. The holders of the Class A Certificates are entitled to monthly interest distributions from the Trust at the contractually-defined rate of one month LIBOR plus 0.27 percent annually.  The distributions to the Class A Certificate holders are payable from the finance charge income generated by the credit card receivables held by the Trust.  At January 31, 2004, the Company estimates a 100 basis point increase in LIBOR would result in an approximate annual decrease of $2.25 million in pretax income to the Company from its credit card portfolio.

The Company uses derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources.  The Company enters into foreign currency contracts denominated in the euro and British pound. The Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $44.4 million as of January 31, 2004.  The market risk inherent in these instruments was not material to the Company’s consolidated financial condition, results of operations, or cash flows during the second quarter of 2004.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of pension plan assets, resulting in increased or decreased cash funding by the Company.  The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

Based on a review of the Company’s financial instruments outstanding at January 31, 2004 that are sensitive to market risks, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act), the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company’s management, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In the ordinary course of business, the Company routinely enhances its information systems by either upgrading its current systems or implementing new systems.  No change occurred in the Company’s internal controls concerning financial reporting during the quarter ended January 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

THE NEIMAN MARCUS GROUP, INC.

PART II

Item 1.    Legal Proceedings

Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference as if fully restated herein.  Note 8 contains forward-looking statements that are subject to the risks and uncertainties discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results.”

Item 4.  Submission of Matters to a Vote of Security Holders

1.     The Annual Meeting of Shareholders of the Company was held on January 16, 2004.  Four Class B directors were elected to serve for three-year terms expiring at the 2007 Annual Meeting of Shareholders as follows:

	Votes Cast For	Votes Withheld	Broker Non-Votes

Richard A. Smith	15,774,309	120,624	0
Robert A. Smith	15,775,289	119,622	0
Paula Stern	15,808,263	86,670	0
Gary L. Countryman	15,785,181	109,752	0

Only holders of Class B Common Stock are entitled to vote on the election of the Class B directors.

There were no abstentions with respect to the election of directors.

2.     Approval of The Neiman Marcus Group, Inc. Key Employee Bonus Plan:

For	38,056,725
Against	1,436,990
Abstain	74,279

3.     Ratification of the appointment by the Board of Directors of Deloitte & Touche LLP as the Company’s independent auditors for the 2004 fiscal year:

For	41,331,863
Against	677,070
Abstain	61,306

4.     Stockholder proposal concerning cumulative voting in the election of directors:

For	15,599,851
Against	23,524,227
Abstain	443,916
Broker Non-Votes	2,502,247

Item 6.    Exhibits and Reports on Form 8–K

(a)           Exhibits.

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

(b)           Reports on Form 8-K

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

On January 8, 2004, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated January 8, 2004 announcing revenue results for the five weeks ended January 3, 2004.

On January 20, 2004, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated January 16, 2004 announcing that the Company’s Board of Directors initiated a quarterly cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE NEIMAN MARCUS GROUP, INC.

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller	March 8, 2004
T. Dale Stapleton	(principal accounting officer)