Form 10-Q
period 2004-05-01
NEIMAN MARCUS GROUP INC
filed 2004-06-08
CIK 819539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 1, 2004

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

As of June 1, 2004, the number of outstanding shares of each of the issuer’s classes of common stock was:

Class	Outstanding Shares
Class A Common Stock, $.01 Par Value	29,341,253
Class B Common Stock, $.01 Par Value	19,941,833

THE NEIMAN MARCUS GROUP, INC.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	May 1, 2004	August 2, 2003	May 3, 2003

ASSETS
Current assets:
Cash and cash equivalents	$311,985	$206,950	$133,670
Undivided interests in NMG Credit Card Master Trust	—	243,145	279,556
Accounts receivable, net	599,581	22,595	25,132
Merchandise inventories	715,539	687,062	719,118
Other current assets	46,372	86,369	58,681
Total current assets	1,673,477	1,246,121	1,216,157

Property and equipment, net	685,928	674,185	676,059
Other assets	104,158	114,124	107,851
Total assets	$2,463,563	$2,034,430	$2,000,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term liabilities	$1,237	$1,241	$1,799
Current portion of borrowings under Credit Card Facility	37,500	—	—
Accounts payable	234,264	262,909	224,945
Accrued liabilities	316,305	266,259	293,145
Total current liabilities	589,306	530,409	519,889

Long-term liabilities:
Notes and debentures	249,751	249,733	249,727
Borrowings under Credit Card Facility	187,500	—	—
Other long-term liabilities	97,307	108,234	87,530
Total long-term liabilities	534,558	357,967	337,257

Minority interest	12,799	8,206	9,462

Common stocks	493	479	482
Additional paid-in capital	484,151	458,520	447,456
Accumulated other comprehensive loss	(26,752)	(25,573)	(11,729)
Retained earnings	891,054	719,442	712,270
Treasury stock, at cost (699,777 shares at May 1, 2004 and 524,177 shares at August 2, 2003 and May 3, 2003)	(22,046)	(15,020)	(15,020)
Total shareholders’ equity	1,326,900	1,137,848	1,133,459
Total liabilities and shareholders’ equity	$2,463,563	$2,034,430	$2,000,067

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share data)	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003

Revenues	$877,576	$722,917	$2,756,563	$2,395,467

Cost of goods sold including buying and occupancy costs	543,275	463,713	1,768,852	1,572,222
Selling, general and administrative expenses	214,706	187,372	680,827	617,765

Operating earnings	119,595	71,832	306,884	205,480

Interest expense, net	4,589	4,245	11,814	12,183
Earnings before income taxes, minority interest and change in accounting principle	115,006	67,587	295,070	193,297
Income taxes	44,852	26,020	107,576	74,419
Earnings before minority interest and change in accounting principle	70,154	41,567	187,494	118,878
Minority interest in net earnings of subsidiaries	(1,305)	(437)	(3,249)	(1,946)

Earnings before change in accounting principle	68,849	41,130	184,245	116,932

Change in accounting principle – writedown of intangible assets, net of taxes	—	—	—	(14,801)
Net earnings	$68,849	$41,130	$184,245	$102,131

Weighted average number of common and common equivalent shares outstanding:
Basic	48,208	47,240	47,929	47,498
Diluted	49,124	47,497	48,806	47,772

Basic earnings per share:
Earnings before change in accounting principle	$1.43	$0.87	$3.84	$2.46
Change in accounting principle – writedown of intangible assets, net of taxes	—	—	—	(0.31)
Basic earnings per share	$1.43	$0.87	$3.84	$2.15

Diluted earnings per share:
Earnings before change in accounting principle	$1.40	$0.87	$3.78	$2.45
Change in accounting principle – writedown of intangible assets, net of taxes	—	—	—	(0.31)
Diluted earnings per share	$1.40	$0.87	$3.78	$2.14

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirty-Nine Weeks Ended
(in thousands)	May 1, 2004	May 3, 2003

CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$184,245	$102,131
Change in accounting – non-cash writedown of intangible assets, net of taxes	—	14,801
Earnings before change in accounting principle	184,245	116,932
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities:
Depreciation	69,163	57,924
Minority interest	3,249	1,946
Other – primarily costs related to defined benefit pension and other long-term benefit plans	24,367	14,168
	281,024	190,970
Changes in operating assets and liabilities:
Increase in accounts receivable	(576,986)	(5,354)
Increase merchandise inventories	(28,477)	(62,274)
Decrease in other current assets	27,803	4,125
Increase in accounts payable and accrued liabilities	35,347	21,156
Funding of defined benefit pension plan	(30,000)	(30,760)
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(291,289)	117,863

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(80,906)	(80,817)
Transactions related to undivided interests in NMG Credit Card Master Trust:
Purchases of held-to-maturity securities	(240,808)	(747,396)
Maturities of held-to-maturity securities	483,373	678,003
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	161,659	(150,210)

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from borrowings	2,000	81,051
Repayment of debt	(1,500)	(80,000)
Borrowings under Credit Card Facility	225,000	—
Acquisitions of treasury stock	(7,026)	(15,020)
Proceeds from exercises of stock options and restricted stock grants	23,235	1,642
Cash dividends paid	(6,312)	—
Distributions paid	(732)	(294)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	234,665	(12,621)

CASH AND CASH EQUIVALENTS
Increase (decrease) during the period	105,035	(44,968)
Beginning balance	206,950	178,638
Ending balance	$311,985	$133,670

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$9,050	$9,329
Income taxes	$70,657	$42,489

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

The Company’s fiscal year ends on the Saturday closest to July 31.  All references to the third quarter of 2004 relate to the thirteen weeks ended May 1, 2004 and all references to the third quarter of 2003 relate to the thirteen weeks ended May 3, 2003.  All references to 2004 relate to the thirty-nine weeks ended May 1, 2004 and all references to 2003 relate to the thirty-nine weeks ended May 3, 2003.

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

Management of the Company believes the following critical accounting policies, among others, encompass the more significant judgments and estimates used in the preparation of its financial statements:

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

The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model for the thirteen weeks and thirty-nine weeks ended May 1, 2004 and May 3, 2003:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share data)	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003

Net earnings:
As reported	$68,849	$41,130	$184,245	$102,131
Less: stock-based employee compensation expense determined under fair value based method, net of related taxes	(2,210)	(2,095)	(6,411)	(6,333)
Pro forma	$66,639	$39,035	$177,834	$95,798

Basic earnings per share:
As reported	$1.43	$0.87	$3.84	$2.15
Pro forma	$1.38	$0.83	$3.71	$2.02

Diluted earnings per share:
As reported	$1.40	$0.87	$3.78	$2.14
Pro forma	$1.36	$0.82	$3.64	$2.01

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

The following table sets forth the information for the Company’s reportable segments:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003

REVENUES:
Specialty Retail Stores	$721,971	$591,268	$2,230,071	$1,948,486
Direct Marketing	126,204	112,767	445,694	388,401
Other	29,401	18,882	80,798	58,580
Total	$877,576	$722,917	$2,756,563	$2,395,467

OPERATING EARNINGS:
Specialty Retail Stores	$115,176	$68,337	$279,084	$186,008
Direct Marketing	9,842	10,386	45,226	35,787
Other	(5,423)	(6,891)	(17,426)	(16,315)
Total	$119,595	$71,832	$306,884	$205,480

3.                                       Cash Dividend Program

In the second quarter of 2004, the Company’s Board of Directors initiated a quarterly cash dividend of $0.13 per share.  The Company declared dividends on January 30, 2004 and on April 30, 2004.  As of May 1, 2004, the Company had dividends payable in the amount of $6.3 million (included in accrued liabilities in the accompanying condensed consolidated balance sheet), which were paid in May 2004.

4.                                       Stock Repurchase Program

In prior years, the Company’s Board of Directors authorized various stock repurchase programs and increases in the number of shares subject to repurchase.  During the first quarter of 2004, the Company repurchased 175,600 shares at an average purchase price of $40.01.  As of May 1, 2004, approximately 1.2 million shares remain authorized for repurchase under the Company’s stock repurchase programs.

5.                                       Earnings per Share

The weighted average shares used in computing basic and diluted earnings per share (EPS) are presented in the table below.  No adjustments were made to net earnings for the computations of basic and diluted EPS during the periods presented.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands of shares)	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003

Weighted average shares outstanding	48,557	47,530	48,313	47,789
Less: shares of non-vested restricted stock	(349)	(290)	(384)	(291)
Shares for computation of basic EPS	48,208	47,240	47,929	47,498

Effect of dilutive stock options and restricted stock	916	257	877	274
Shares for computation of diluted EPS	49,124	47,497	48,806	47,772

Shares represented by antidilutive stock options	—	1,937	9	1,950

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

Transfers to the Trust ceased to qualify for Off-Balance Sheet Accounting beginning in December 2003 since the contractual life of the receivables transferred after November 2003 is estimated to extend to September 2005 when the Repurchase Option becomes exercisable.  Rather, these transfers are recorded as secured borrowings by the Company (Financing Accounting).  As a consequence, the credit card receivables generated after November 2003 remained on the Company’s balance sheet and the Company recorded a liability for its repayment obligation to the holders of the $225 million of certificates representing the Sold Interests.  The transition period from Off-Balance Sheet Accounting to Financing Accounting (Transition Period) lasted approximately four months (December 2003 to March 2004).  During the Transition Period, cash collections of receivables were allocated to the previous Sold Interests and Retained Interests until such time as those balances were reduced to zero.

A reconciliation of the outstanding balance of the Company’s accounts receivables to the balances recorded by the Company at May 1, 2004, August 2, 2003 and May 3, 2003 is as follows:

(in millions)	May 1, 2004	August 2, 2003	May 3, 2003

Credit card receivables	$569.5	$468.1	$504.6
Other receivables	30.1	22.6	25.1
	599.6	490.7	529.7
Less: Sold Interests originally qualifying for Off-Balance Sheet Accounting	—	(225.0)	(225.0)
Net balance	$599.6	$265.7	$304.7

Amounts reflected in the Company’s balance sheet:
Undivided interests in NMG Credit Card Master Trust	$—	$243.1	$279.6
Accounts receivable	599.6	22.6	25.1
	$599.6	$265.7	$304.7

Current portion of borrowings under Credit Card Facility	$37.5	$—	$—
Borrowings under Credit Card Facility	187.5	—	—
	$225.0	$—	$—

Upon completion of the Transition Period, the Company’s entire credit card portfolio was included in accounts receivable in its condensed consolidated balance sheet and the $225 million repayment obligation was shown as a liability.

As of the start of the Transition Period in December 2003, the carrying value of the Retained Interests exceeded face value by approximately $7.6 million as a result of the application of the provisions of current accounting rules related to the calculation of the gains on sale of the previously Sold Interests and the valuation of both Sold and Retained Interests.  During the Transition Period, the $7.6 million premium was amortized as a reduction of the Company’s net earnings from its credit card portfolio (recorded as a reduction of selling, general and administrative expenses in the condensed consolidated statements of earnings).  Of the $7.6 million premium, $5.3 million was amortized in the second quarter of 2004 and the remaining $2.3 million was amortized in the third quarter of 2004.

7.                                       Employee Benefit Plans

The Company sponsors a defined benefit pension plan (Pension Plan) covering substantially all full-time employees. The Company also sponsors an unfunded supplemental executive retirement plan (SERP Plan) that provides certain employees additional pension benefits.  Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.  Pension Plan assets consist primarily of equity and fixed income securities.

Retirees and active employees hired prior to March 1, 1989 are eligible for certain limited postretirement health care benefits (Postretirement Plan) if they have met certain service and minimum age requirements.

The components of pension expense for the Pension Plan are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003

Service cost	$2,366	$2,701	$8,469	$6,563
Interest cost	3,603	4,505	12,894	10,948
Expected return on plan assets	(3,612)	(4,326)	(12,928)	(10,512)
Net amortization of losses (gains) on prior service costs	698	121	2,498	293
Pension Plan expense	$3,055	$3,001	$10,933	$7,292

The components of SERP Plan expense are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003

Service cost	$342	$357	$1,024	$755
Interest cost	977	1,138	2,930	2,409
Net amortization of losses and prior service costs	367	363	1,099	769
SERP Plan expense	$1,686	$1,858	$5,053	$3,933

The components of Postretirement Plan expense are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003

Service cost	$20	$24	$60	$74
Interest cost	385	430	1,156	1,296
Net amortization and deferral	111	86	331	258
Postretirement Plan expense	$516	$540	$1,547	$1,628

At August 1, 2003, the funded status of the Company’s employee benefit plans was as follows:

(in thousands)	Pension Plan	SERP Plan	Postretirement Plan

Projected benefit obligations	$244,997	$57,638	$24,907
Fair value of assets	183,044	—	—
Underfunded status	$61,953	$57,638	$24,907

The Company had cumulative unrecognized expense for the Pension Plan of $76.5 million at August 1, 2003 primarily related to the delayed recognition of differences between the Company’s actuarial assumptions and actual results, which contributed to the $62.0 million underfunded status of the Pension Plan at August 1, 2003.  In addition, the Company had cumulative unrecognized expense for the SERP Plan and Postretirement Plan aggregating $25.1 million at August 1, 2003.

The Company’s policy is to fund the Pension Plan at or above the minimum required by law.  In the third quarter of 2003, the Company made a required contribution of $11.5 million and a voluntary contribution of $13.5 million to the Pension Plan for the plan year ended July 31, 2002.  In addition, the Company made contributions of $5.8 million in 2003 for the plan year ended July 31, 2003.  In the second quarter of 2004, the Company made a $30 million voluntary contribution to the Pension Plan for the plan year ended July 31, 2003.  Based upon currently available information, the Company will not be required to make any additional contributions to the Pension Plan for the plan years ending July 31, 2003 and July 31, 2004.

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

10.                                 Income Taxes

The Company’s effective income tax rate was 36.5 percent for 2004 and 38.5 percent for 2003.  In the second quarter of 2004, the Company recognized a net income tax benefit of $7.5 million related to favorable settlements associated with previous state tax filings.  Excluding this benefit, the effective tax rate was 39.0 percent for 2004 and 38.5 percent for 2003.  This increase in the effective tax rate is primarily due to higher state income taxes.

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

The following table sets forth certain items expressed as percentages of net sales for the periods indicated.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs	61.9	64.1	64.2	65.6
Selling, general and administrative expenses	24.5	25.9	24.7	25.8
Operating earnings	13.6	9.9	11.1	8.6
Interest expense, net	0.5	0.6	0.4	0.5
Earnings before income taxes, minority interest and change in accounting principle	13.1	9.3	10.7	8.1
Income taxes	5.1	3.6	3.9	3.1
Earnings before minority interest and change in accounting principle	8.0	5.7	6.8	5.0
Minority interest in net earnings of subsidiaries	(0.1)	(0.1)	(0.1)	(0.1)
Earnings before change in accounting principle	7.8	5.7	6.7	4.9
Change in accounting principle – writedown of intangible assets, net of taxes	—	—	—	(0.6)
Net earnings	7.8%	5.7%	6.7%	4.3%

OPERATING RESULTS

Set forth in the following table is certain summary information with respect to the Company’s operations for the periods indicated.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollars in millions)	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003

REVENUES
Specialty Retail Stores	$722.0	$591.2	$2,230.1	$1,948.5
Direct Marketing	126.2	112.8	445.7	388.4
Other (1)	29.4	18.9	80.8	58.6
Total	$877.6	$722.9	$2,756.6	$2,395.5

OPERATING EARNINGS
Specialty Retail Stores	$115.2	$68.3	$279.1	$186.0
Direct Marketing	9.8	10.4	45.2	35.8
Other (1)	(5.4)	(6.9)	(17.4)	(16.3)
Total	$119.6	$71.8	$306.9	$205.5

OPERATING PROFIT MARGIN
Specialty Retail Stores	16.0%	11.6%	12.5%	9.5%
Direct Marketing	7.8%	9.2%	10.1%	9.2%
Total	13.6%	9.9%	11.1%	8.6%

COMPARABLE REVENUES (2)
Specialty Retail Stores (3)	22.1%	(0.3)%	13.7%	0.4%
Direct Marketing	11.9%	10.8%	14.8%	11.6%
Total	21.4%	1.5%	14.4%	2.3%

STORE COUNT (3)
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	37	37	37	35
Opened during the period	—	—	—	2
Open at end of period	37	37	37	37
Clearance centers:
Open at beginning of period	14	13	14	12
Opened during the period	—	—	—	1
Open at end of period	14	13	14	13

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

THIRTEEN WEEKS ENDED MAY 1, 2004 COMPARED TO THIRTEEN WEEKS ENDED
May 3, 2003

Revenues.  Revenues for the third quarter of 2004 of $877.6 million increased $154.7 million, or 21.4 percent, from $722.9 million in the prior year period.

Comparable revenues in the third quarter of 2004 increased 21.4 percent compared to the prior year period.  Comparable revenues increased 22.1 percent for Specialty Retail Stores and 11.9 percent for Direct Marketing.  The Company believes the increases in its comparable revenues were the result of a higher level of consumer spending, in general, with a higher increase coming from the affluent luxury customer served by the Company.  In addition, the Company believes the increases in its comparable revenues were also driven by various sales events conducted by its Specialty Retail Stores during the third quarter of 2004 and by the growth of internet sales for Direct Marketing.  Comparable revenues in the third quarter of 2003 increased by 1.5 percent.

Comparable revenues for the Brand Development Companies increased in the third quarter of 2004 with increases for both Kate Spade LLC and Gurwitch Products, LLC.

Gross margin.  Gross margin was 38.1 percent of revenues for the third quarter of 2004 compared to 35.9 percent for the third quarter of 2003.  The increase in gross margin was primarily due to higher product margins and a decrease in buying and occupancy costs as a percentage of revenues.

The higher margins realized by the Company in the third quarter of 2004 were primarily due to a lower level of markdowns required to be taken by the Specialty Retail Stores during the third quarter of 2004.  The Company believes the lower level of markdowns was due to 1) an improvement in economic conditions that resulted in higher sales and 2) the Company’s continued emphasis on both inventory management and full-price selling.  Consistent with industry business practice, the Company receives allowances from certain of its vendors in support of the merchandise purchased by the Company for resale.  The Company receives the majority of the allowances at the end of its second and fourth quarters.  The amounts of vendor reimbursements received by the Company did not have a significant impact on the year-over-year change in gross margin in the third quarter of 2004.

A significant portion of the Company’s buying and occupancy costs are fixed in nature.  Buying and occupancy costs decreased as a percentage of revenues during the third quarter of 2004 compared to the third quarter of 2003 primarily due to the Company’s improved leveraging of fixed expenses, including payroll expense and rent and related occupancy expenses.  The decrease in buying and occupancy costs was offset, in part, by an increase in depreciation expense due to higher levels of capital spending in recent years.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) were 24.5 percent of revenues in the third quarter of 2004 compared to 25.9 percent of revenues in the third quarter of 2003.

The net decrease in SG&A as a percentage of revenues in the third quarter of 2004 was primarily due to productivity improvements in various expense categories, including payroll, employee benefits and advertising costs for the Specialty Retail Stores as a result of the higher level of sales during the quarter.  Employee benefit expenses for the third quarter of 2004 were relatively unchanged on a dollar basis from the prior year.

The decreases in SG&A were partially offset by higher costs for incentive compensation as a result of the increased operating profits generated by the Company.  In addition, the net income generated by the Company’s credit card portfolio, as a percentage of revenues, declined compared to the prior year due to 1) a $2.3 million reduction in income due to the required amortization of the premium associated with the carrying value of the Retained Interests during the Transition Period, as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements, and 2) a decrease in the yield earned on the credit card portfolio attributable to a decrease in the average days the receivables are outstanding prior to customer payment offset, in part, by a lower level of bad debts.

Segment operating earnings.  Operating earnings for the Specialty Retail Stores segment were $115.2 million in the third quarter of 2004 compared to $68.3 million in the third quarter of 2003.  This increase was primarily the result of increased sales, reduced markdowns and net decreases in buying and occupancy costs and SG&A expenses as percentages of revenues.

Operating earnings for Direct Marketing decreased to $9.8 million in the third quarter of 2004 from $10.4 million in the third quarter of 2003, primarily as a result of increased markdowns and a net increase in SG&A expenses as a percentage of revenues.  The increase in SG&A expenses as a percentage of revenues is primarily related to an increase in catalog production and circulation costs and web marketing costs during the third quarter of 2004.

Interest expense, net.  Net interest expense was $4.6 million for the third quarter of 2004 compared to $4.2 million for the third quarter of 2003.  The increase in net interest expense for the third quarter of 2004 is primarily due to the interest paid on the borrowings under the Credit Card Facility offset, in part, by an increase in capitalized interest charges associated with store construction and remodeling activities.

Income taxes.  The Company’s effective income tax rate was 39.0 percent for the third quarter of 2004 and 38.5 percent for the third quarter of 2003.

THIRTY-NINE WEEKS ENDED MAY 1, 2004 COMPARED TO THIRTY-NINE WEEKS ENDED MAY 3, 2003

Revenues.  Revenues for 2004 of $2.76 billion increased $361.1 million, or 15.1 percent, from $2.40 billion in the prior year period.

Comparable revenues in 2004 increased 14.4 percent compared to the prior year period.  Comparable revenues increased 13.7 percent for Specialty Retail Stores and 14.8 percent for Direct Marketing.  The Company believes the increases in its comparable revenues were the result of a higher level of consumer spending, in general, with a higher increase coming from the affluent luxury customer served by the Company.  In addition, the Company believes the increases in its comparable revenues were also driven by sales events conducted by its Specialty Retail Stores and by the growth of internet sales for Direct Marketing.  Comparable revenues in 2003 increased by 2.3 percent.

Comparable revenues for the Brand Development Companies increased in 2004 with increases for both Kate Spade LLC and Gurwitch Products, LLC.

Gross margin.  Gross margin was 35.8 percent of revenues for 2004 compared to 34.4 percent for 2003.  The increase in gross margin was primarily due to higher product margins and a decrease in buying and occupancy costs as a percentage of revenues.

The higher product margins realized by the Company were a function of a lower level of markdowns required to be taken by the Specialty Retail Stores during 2004.  The Company believes the lower level of markdowns was due to 1) an improvement in economic conditions that resulted in higher sales, 2) the Company’s continued emphasis on both inventory management and full-price selling and 3) the discontinuance of various promotional sales activities conducted by the Company in the prior year, primarily in the second quarter of 2003.  Consistent with industry business practice, the Company receives allowances from certain of its vendors in support of the merchandise purchased by the Company for resale.  The Company receives the majority of the allowances at the end of its second and fourth quarters.  The amounts of vendor reimbursements received by the Company did not have a significant impact on the year-over-year change in gross margin in 2004.

A significant portion of the Company’s buying and occupancy costs are fixed in nature.  Buying and occupancy decreased as a percentage of revenues during 2004 compared to 2003 primarily due to the Company’s improved leveraging of fixed expenses, including payroll expense and rent and related occupancy expenses.  The decrease in buying and occupancy costs was offset, in part, by an increase in depreciation expense due to higher levels of capital spending in recent years.

Selling, general and administrative expenses.  Selling, general and administrative expenses (SG&A) were 24.7 percent of revenues in 2004 compared to 25.8 percent of revenues in 2003.

The net decrease in SG&A as a percentage of revenues in 2004 was primarily due to 1) productivity improvements in various expense categories, including payroll, employee benefits and advertising as a result of the higher level of sales during the period, 2) reduced preopening costs and 3) the $3.7 million favorable impact recorded in the second quarter of 2004 as a result of conclusions on certain sales tax and unclaimed property examinations for which the agreed-on settlements were less than the amounts previously estimated by the Company.  In 2003, the Company incurred preopening expenses of $7.6 million in connection with the opening of two Neiman Marcus stores in Florida in the first quarter of 2003, the opening of a new clearance center store in the second quarter of 2003 and the grand opening of the remodeled and expanded Neiman Marcus store in Las Vegas in the second quarter of 2003.

The decreases in SG&A were partially offset by higher costs for incentive compensation as a result of the increased operating profits generated by the Company.  In addition, the net income generated by the Company’s credit card portfolio, as a percentage of revenues, declined compared to the prior year due to 1) a $7.6 million reduction in income due to the required amortization of the premium associated with the carrying value of the Retained Interests during the Transition Period, as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements, and 2) a decrease in the yield earned on the credit card portfolio attributable to a decrease in the average days the receivables are outstanding prior to customer payment offset, in part, by a lower level of bad debts.

Segment operating earnings.  Operating earnings for the Specialty Retail Stores segment were $279.1 million in 2004 compared to $186.0 million in 2003.  This increase was primarily the result of increased sales, reduced markdowns and net decreases in both buying and occupancy expenses and SG&A expenses as percentages of revenues.

Operating earnings for Direct Marketing increased to $45.2 million in 2004 from $35.8 million in 2003, primarily as a result of increased sales and net decreases in both buying and occupancy costs and SG&A expenses as a percentage of revenues offset, in part, by higher markdowns.

Interest expense, net.  Net interest expense was $11.8 million for 2004 compared to $12.2 million for 2003.  The decrease in net interest expense is primarily due to an increase in capitalized interest charges associated with store construction and remodeling activities and lower interest related to its revolving credit facility, offset by interest paid on the borrowings under the Credit Card Facility.  As a result of a higher level of cash generated by operations, the Company incurred no borrowings on its revolving credit facility to fund seasonal working capital requirements in the second quarter of 2004.  Seasonal borrowings under the Company’s revolving credit facility reached $80 million in the second quarter of 2003 and were repaid prior to the end of the quarter.

Income taxes.  The Company’s effective income tax rate was 36.5 percent for 2004 and 38.5 percent for 2003.  In the second quarter of 2004, the Company recognized a net income tax benefit of $7.5 million related to favorable settlements associated with previous state tax filings.  Excluding this benefit, the effective tax rate was 39.0 percent for 2004 and 38.5 percent for 2003.  This increase in the effective tax rate is primarily due to higher state income taxes.

SEASONALITY

The Company’s business, like that of most retailers, is subject to seasonal influences, with a higher level of revenues and net earnings realized during the fall season, which includes the second quarter holiday selling season.  In light of these patterns, SG&A expenses are typically higher as a percentage of net revenues during the first, third and fourth quarters of each year, and working capital needs are greater in the first and second quarters of each year.  The increases in working capital needs during the first and second quarter have typically been financed with cash flows from operations, borrowings under the Company’s revolving credit facility and cash provided from the Company’s Credit Card Facility.

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

The Company generated cash from operations (net earnings as adjusted for non-cash charges) of $281.0 million in 2004 compared to $191.0 million in 2003.  This $90.0 million increase in cash generated was due to the higher sales and earnings levels realized in 2004.  In presenting the net cash flows used for operating activities for 2004 of $291.3 million, the cash impact of the increase in earnings was affected by 1) the voluntary cash contribution of $30 million made to the Company’s defined benefit pension plan in the second quarter of 2004 and 2) the increase in recorded accounts receivable from $22.6 million at August 2, 2003 to $599.6 million at May 1, 2004.  The increase in accounts receivable is attributable to both a higher investment in accounts receivable due to higher sales levels during 2004 and the discontinuance of Off-Balance Sheet Accounting beginning in December 2003, as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements.

The discontinuance of Off-Balance Sheet Accounting for the newly generated accounts receivable had the impact of increasing accounts receivable by $577.0 million for the amount of transfers to the Trust no longer qualifying for Off-Balance Sheet Accounting.  The Company’s total credit card and other accounts receivable portfolio increased from $490.7 million at August 2, 2003 to $599.6 million at May 1, 2004.  This $108.9 million increase is shown in the 2004 condensed consolidated statement of cash flows as follows:

Operating activities:
Increase in accounts receivable	$(577.0)
Investing activities:
Purchases of held-to-maturity securities (Retained Interests)	(240.8)
Maturities of hold-to-maturity securities (Retained Interests)	483.4
Financing activities:
Borrowings under Credit Card Facility	225.0
Change in other comprehensive income	0.5
Net increase in total credit card and other accounts receivable portfolio	$(108.9)

As of May 1, 2004, the Company had cash and cash equivalents of $312.0 million and no outstanding borrowings under the Company’s $300 million unsecured revolving credit facility.  At May 3, 2003, the Company had cash and cash equivalents of $133.7 million and no outstanding borrowings under the $300 million unsecured revolving credit facility.  The amount of cash on hand and borrowings under the revolving credit facility are influenced by a number of factors, including sales, accounts receivable, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, pension plan funding obligations and the Company’s tax obligations, among others.

In the second quarter of 2004, the Company made a $30 million voluntary contribution to the Pension Plan for the plan year ended July 31, 2003.  Based upon currently available information, the Company will not be required to make any additional contributions to the Pension Plan for the plan years ending July 31, 2003 and July 31, 2004.

The Company currently projects capital expenditures for 2004 to be approximately $110 million to $120 million, primarily for store renovations and upgrades to information systems.

FINANCING STRUCTURE

In the second quarter of 2004, the Company’s Board of Directors initiated a quarterly cash dividend of $0.13 per share.  The Company declared dividends on January 30, 2004 and on April 30, 2004.  As of May 1, 2004, the Company had dividends payable in the amount of $6.3 million included in accrued liabilities in the accompanying condensed consolidated balance sheet, which were paid in May 2004.

In prior years, the Company’s Board of Directors authorized various stock repurchase programs and increases in the number of shares subject to repurchase.  During the first quarter of 2004, the Company repurchased 175,600 shares at an average purchase price of $40.01.  As of May 1, 2004, approximately 1.2 million shares remained authorized for repurchase under the Company’s stock repurchase programs.

The Company’s principal commercial obligations are comprised of senior notes, senior debentures, borrowings under the Credit Card Facility, capital lease obligations, operating lease obligations, construction commitments, pension plan funding obligations, short-term merchandise purchase commitments, common area maintenance costs, tax and insurance obligations and contingent rent payments.

Management believes that operating cash flows, currently available vendor financing and amounts available pursuant to its revolving credit facility and its Credit Card Facility should be sufficient to fund the Company’s operations, debt service, Pension Plan funding requirements, contractual obligations and currently anticipated capital expenditure requirements through the end of fiscal year 2004.

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

Transfers to the Trust ceased to qualify for Off-Balance Sheet Accounting beginning in December 2003 since the contractual life of the receivables transferred after November 2003 is estimated to extend to September 2005 when the Repurchase Option becomes exercisable.  Rather, these transfers are recorded as secured borrowings by the Company (Financing Accounting).  As a consequence, the credit card receivables generated after November 2003 remained on the Company’s balance sheet and the Company recorded a liability for its repayment obligation to the holders of the $225 million of certificates representing the Sold Interests.  The transition period from Off-Balance Sheet Accounting to Financing Accounting (Transition Period) lasted approximately four months (December 2003 to March 2004).  During the Transition Period, cash collections of receivables were allocated to the previous Sold Interests and Retained Interests until such time as those balances were reduced to zero.

As of May 1, 2004, the Company’s entire credit card portfolio is included in accounts receivable in its condensed consolidated balance sheet and the $225 million repayment obligation is shown as a liability.

OUTLOOK

Based on current estimates, the Company anticipates comparable store revenues to increase in the 8 to 10 percent range for its fourth quarter ending July 31, 2004.  The accuracy of these assumptions and of the resulting forecasts is subject to uncertainties and circumstances beyond the Company’s control.  Consequently, actual results could differ materially from the forecasted results.  See “Factors That May Affect Future Results” for a discussion of items and events that could cause actual results to vary from the Company’s expectations.

RECENT DEVELOPMENTS

On May 26, 2004, the Company announced that it has decided to explore its strategic alternatives relating to its Chef’s Catalog Direct Marketing brand.  These alternatives may include a sale, merger, joint venture or other business combination. Chef’s Catalog is a multi-channel retailer of professional-quality kitchenware with approximately $75 million in annual revenues.

INFLATION AND DEFLATION

The Company believes changes in revenues and net earnings that have resulted from inflation or deflation have not been material during the periods presented.  In recent years, the Company has experienced certain inflationary conditions related to 1) increases in product costs due primarily to changes in foreign currency exchange rates that have reduced the purchasing power of the U.S. dollar and 2) increases in SG&A.  The Company attempts to offset the effects of inflation through control of expenses and price increases, although the Company’s ability to increase prices may be limited by competitive factors.  The Company attempts to offset the effects of merchandise deflation, which has occurred on a limited basis in recent years, through control of expenses.  There is no assurance, however, that inflation or deflation will not materially affect the Company in the future.

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

As of May 1, 2004, the Company had no borrowings outstanding under its revolving credit agreement.  Future borrowings under the Company’s revolving credit facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

The Company’s outstanding long-term debt as of May 1, 2004 is at fixed interest rates and would not be affected by interest rate changes.  Based upon quoted prices, the fair value of the Company’s senior notes and debentures was $270.5 million as of May 1, 2004.

Pursuant to its outstanding Credit Card Facility that begins to expire in September 2005, the Company sold substantially all of its credit card receivables through a subsidiary in exchange for certificates representing undivided interests in such receivables.  The Class A Certificates, which have an aggregate principal value of $225 million, were sold to third-party investors. The holders of the Class A Certificates are entitled to monthly interest distributions from the Trust at the contractually-defined rate of one month LIBOR plus 0.27 percent annually.  The distributions to the Class A Certificate holders are payable from the finance charge income generated by the credit card receivables held by the Trust.  At May 1, 2004, the Company estimates a 100 basis point increase in LIBOR would result in an approximate annual decrease of $2.25 million in pretax income to the Company from its credit card portfolio.

The Company uses derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources.  The Company enters into foreign currency contracts denominated in the euro and British pound. The Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $34.1 million as of May 1, 2004.  The market risk inherent in these instruments was not material to the Company’s consolidated financial condition, results of operations, or cash flows during the third quarter of 2004.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of pension plan assets, resulting in increased or decreased cash funding by the Company.  The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

Based on a review of the Company’s financial instruments outstanding at May 1, 2004 that are sensitive to market risks, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

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

In the ordinary course of business, the Company routinely enhances its information systems by either upgrading its current systems or implementing new systems.  No change occurred in the Company’s internal controls concerning financial reporting during the quarter ended May 1, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 4.             Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the quarter ended May 1, 2004.

Item 6.             Exhibits and Reports on Form 8-K

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

On February 5, 2004, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated February 5, 2004 announcing revenue results for the four weeks and quarter ended January 31, 2004.

On March 3, 2004, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated March 3, 2004 announcing revenue results for the four weeks ended February 28, 2004.

On March 3, 2004, the Company filed a Current Report on Form 8-K under Item 12 to disclose under Regulation FD the Company’s press release dated March 3, 2004 announcing financial results for the second fiscal quarter ended January 31, 2004.

On April 8, 2004, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated April 8, 2004 announcing revenue results for the five weeks ended April 3, 2004.

On April 13, 2004, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated April 13, 2004 announcing that the Company’s Board of Directors declared a quarterly cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEIMAN MARCUS GROUP, INC.

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller	June 7, 2004
T. Dale Stapleton	(principal accounting officer)