Form 10-K
period 2004-07-31
NEIMAN MARCUS GROUP INC
filed 2004-09-29
CIK 819539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004

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

As of January 31, 2004, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,718,196,819 computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of September 21, 2004, the registrant had outstanding 29,307,444 shares of its Class A Common Stock and 19,941,833 shares of its Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III of this report incorporates information from the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Shareholders to be held on January 14, 2005, which will be filed on or about November 22, 2004.

THE NEIMAN MARCUS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JULY 31, 2004

PART I

ITEM 1.  BUSINESS

Business Overview

The Neiman Marcus Group, Inc. (the Company), a Delaware corporation, is a high-end specialty retailer operating principally through specialty retail stores (Specialty Retail Stores), consisting of 35 Neiman Marcus stores, two Bergdorf Goodman stores and fourteen clearance centers and through Neiman Marcus Direct, the Company’s direct marketing operation (Direct Marketing).

The Neiman Marcus stores are located in premier retail locations in major markets nationwide and the Bergdorf Goodman stores are in New York City.  Both Neiman Marcus and Bergdorf Goodman stores offer high-end fashion apparel and accessories, primarily from leading designers.

Neiman Marcus Direct, the Company’s upscale direct marketing operation, conducts catalog and online sales through four brands — Neiman Marcus, Horchow, Chef’s Catalog and Bergdorf Goodman (beginning in September 2004).  Neiman Marcus Direct operates the neimanmarcus.com, bergdorfgoodman.com, horchow.com and chefscatalog.com websites, offering luxury goods, home furnishings and high quality cookware to the online consumer.

For more information about the Company’s reportable segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to the Consolidated Financial Statements in Item 15.

The Company’s fiscal year ends on the Saturday closest to July 31.  All references to 2004 relate to the fifty-two weeks ended July 31, 2004; all references to 2003 relate to the fifty-two weeks ended August 2, 2003 and all references to 2002 relate to the fifty-three weeks ended August 3, 2002.

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

The main Bergdorf Goodman store features high-end women’s apparel and unique fashion accessories from leading designers, traditional and contemporary decorative home accessories, precious and fashion jewelry, cosmetics, gifts and gourmet foods.  The Bergdorf Goodman Men’s store is dedicated to fine men’s apparel and accessories.  The Bergdorf Goodman stores accounted for approximately 10.3% of total Company revenues and approximately 12.7% of Specialty Retail Stores revenues in 2004.

The clearance centers provide an efficient and controlled outlet for the sale of end-of-season clearance merchandise primarily from Neiman Marcus stores and Neiman Marcus Direct.  Additionally, the Company purchases off-price merchandise directly from existing vendors to supplement the assortments of the clearance stores.

The Company previously operated three stores under the name The Galleries of Neiman Marcus offering precious and fashion jewelry, gifts and decorative home accessories in Seattle, Washington; Cleveland, Ohio; and Phoenix, Arizona.  The Seattle, Washington store was closed in the third quarter of 2002 and the remaining two stores were closed in the second quarter of 2004.

Direct Marketing. Neiman Marcus Direct, the Company’s upscale direct marketing operation, conducts catalog and online sales through four brands — Neiman Marcus, Horchow, Chef’s Catalog and Bergdorf Goodman (beginning in September 2004).  Under the Neiman Marcus and Bergdorf Goodman brands, Neiman Marcus Direct primarily offers women’s and men’s apparel, accessories and home furnishings. The Horchow brand offers quality home furnishings, linens, decorative accessories and tabletop items, while the Chef’s Catalog brand offers gourmet cookware and high-end kitchenware.  Neiman Marcus Direct also operates the neimanmarcus.com, bergdorfgoodman.com, horchow.com and chefscatalog.com websites, offering luxury goods, home furnishings and high quality cookware to the online consumer.

On May 26, 2004, the Company announced that it has decided to explore strategic alternatives relating to its Chef’s Catalog brand.  These alternatives may include a sale, merger, joint venture or other business combination. Chef’s Catalog is a multi-channel retailer of professional-quality kitchenware with revenues in 2004 of approximately $73 million.

Brand Development Companies.  The Company owns a 51 percent interest in Gurwitch Products, LLC, which distributes and markets the Laura Mercier cosmetic line, and a 56 percent interest in Kate Spade LLC, a manufacturer and retailer of high-end designer handbags and accessories (hereafter, collectively referred to as the Brand Development Companies).

Customer Service and Marketing

The Company is committed to providing the highest levels of service to its customers, which coupled with the Company’s unique product assortment and the inviting ambiance of its stores, provide for an inviting shopping experience.  Critical elements to the Company’s customer service approach are:

•                  Knowledgeable and qualified sales associates.

•                  Marketing programs designed to promote customer awareness of the Company’s offerings of the latest fashion trends.

•                  Loyalty programs designed to cultivate long-term relationships with the Company’s customers.

•                  Extension of credit to the Company’s customers through its proprietary credit card program.

Sales Associates.  The Company seeks to maintain a sales force of knowledgeable and qualified sales associates to deliver personal attention and service to the Company’s affluent customers.  Compensation for the Company’s sales associates is commission-based.  Sales associates receive training in the areas of customer service, selling skills and product knowledge.  Sales associates participate in active clienteling programs designed to maintain contact with their customers and to ensure their customers are aware of the latest merchandise offerings and fashion trends presented in the Company’s stores.   In many cases, the sales associate acts as the personal style advisor to the customer.   The Company actively monitors and analyzes the service levels in its stores.

Marketing Programs.  The Company conducts a wide variety of marketing programs to support the Company’s sales associates in the communication of fashion trends to its customers.  The programs include both in-store events and print media.

The Company maintains an active calendar of in-store events to promote its sales efforts.  The activities include in-store visits and trunk shows by leading designers featuring the newest fashions from the designer, in-store promotions of the merchandise of selected designers or merchandise categories, often through events conducted in connection with the Company’s loyalty programs, and participation in charitable functions in each of the Company’s markets.

Through its print media programs, the Company mails various publications to its customers communicating upcoming in-store events, new merchandise offerings and fashion trends.  In connection with these programs, Neiman Marcus produces The Book® approximately eight to nine times each year.  The Book® is a high-quality publication featuring the latest fashion trends and is mailed on a targeted basis to the Company’s customers.

The Company also believes that the print catalog and on-line operations of its Direct Marketing segment promote brand awareness which benefits the operations of its retail stores.

Loyalty Programs.  The Company maintains loyalty programs designed to cultivate long-term relationships with its customers.  The Neiman Marcus loyalty program is conducted under the InCircle® name while the program for Bergdorf Goodman is conducted under the “BG Rewards” name.  Customers receive points annually for qualifying purchases. Increased points are periodically offered in connection with in-store promotional and other events.   Upon attaining specified point levels, customers may redeem their points for a wide variety of gifts ranging from complimentary gift wrapping to gift cards and trips to exotic locations.

Proprietary Credit Card Program.  The Company maintains a proprietary credit card program through which it extends credit to customers under the “Neiman Marcus” and “Bergdorf Goodman” names.  Credit is granted based upon credit worthiness and the Company’s credit cards carry no annual fee.  Credit statements are mailed monthly indicating the outstanding balance as well as the minimum payment due.  In the event the customer elects to pay the minimum amount due, the remaining account balance typically accrues finance charges according to the terms of the agreement between the customer and the Company.

During 2004, the Company had approximately 1.0 million active proprietary credit card accounts.  Historically, the Company’s customers holding a proprietary credit card have tended to shop more frequently and have a higher level of spending than customers paying with cash or third-party credit cards.  In 2004, approximately 55% of the Company’s revenues were transacted on its proprietary credit cards.

The Company utilizes data captured through its proprietary credit card program in connection with promotional events and customer relationship programs targeted at specific customers based upon their past spending patterns for certain brands, merchandise categories and store locations.

Merchandise

For 2004, the Company’s percentages of revenues (exclusive of revenues generated by leased departments) by major merchandise category were as follows:

Total

Women’s Apparel	34%
Women’s Shoes, Handbags and Accessories	19%
Cosmetics and Fragrances	12%
Men’s Apparel and Shoes	11%
Home Furnishings and Décor	10%
Designer and Precious Jewelry	10%
Other	4%
100%

Certain departments in the Company’s stores are leased to independent companies.  Management regularly evaluates the performance of the leased departments and requires compliance with established service guidelines.

Vendor Relationships

The Company’s merchandise assortment consists of a wide selection of luxury goods purchased from both well-known luxury vendors as well as new and emerging designers.  Certain designers sell their merchandise, or certain of their design collections, exclusively to the Company and other designers sell to the Company pursuant to their limited distribution policies.  The Company competes for quality merchandise and assortment principally based on relationships and purchasing power with designer resources.  The Company’s women’s and men’s apparel and fashion accessories businesses are especially dependent upon its relationships with these designer resources.  Management monitors and evaluates the sales and profitability performance of each vendor and adjusts its future purchasing decisions from time to time based upon the results of this analysis.

The Company obtains certain merchandise, primarily precious jewelry, on a consignment basis in order to expand its product assortment.  As of July 31, 2004, the Company held consigned inventories with a cost basis of approximately $220.4 million.  From time to time, the Company makes advances to certain of its vendors.  These advances are typically deducted from amounts paid to vendors at the time merchandise is received or, in the case of advances made for consigned goods, at the time the goods are sold by the Company.  The Company had net outstanding advances to vendors of approximately $27.8 million at July 31, 2004.

Inventory Management

The Company’s merchandising function is decentralized with separate merchandising functions for Neiman Marcus stores, Bergdorf Goodman and Neiman Marcus Direct.  Each merchandising function is responsible for determining the merchandise assortment and quantities to be purchased and, in the case of Neiman Marcus stores, for the allocation of merchandise to each store.

The majority of the merchandise purchased by the Company is initially received at one of its centralized distribution facilities.  To support its Specialty Retail Stores, the Company operates a primary distribution facility in Longview, Texas, a regional distribution facility in Totowa, New Jersey and five regional service centers.   The Company also operates two distribution facilities in the Dallas-Fort Worth area to support its Direct Marketing operation.

The Company’s distribution facilities are linked electronically to the Company’s various merchandising staffs to facilitate the distribution of goods to the Company’s stores.  The Company utilizes electronic data interchange (EDI) technology with certain of its vendors, which is designed to move merchandise onto the selling floor quickly and cost-effectively by allowing vendors to deliver floor-ready merchandise to the distribution facilities.  In addition, the Company utilizes high-speed automated conveyor systems capable of scanning the bar coded labels on incoming cartons of merchandise and directing the cartons to the proper processing areas. Many types of merchandise are processed in the receiving area and immediately “cross docked” to the shipping dock for delivery to the stores. Certain processing areas are staffed with personnel equipped with hand-held radio frequency terminals that can scan a vendor’s bar code and transmit the necessary information to a computer to record merchandise on hand.

With respect to the Specialty Retail Stores, the majority of the merchandise is held in the Company’s retail stores.  The Company closely monitors the inventory levels and assortments in its retail stores to facilitate reorder and replenishment decisions, satisfy customer demand and maximize sales. Transfers of goods between stores are made primarily at the direction of merchandising personnel and, to a lesser extent, by store management primarily to fulfill customer requests.  The Company also maintains certain inventories at the Longview distribution facility.  The goods held at the Longview distribution facility consist of goods held in limited assortment or quantity by the Company’s stores and replenishment goods available to stores achieving high initial sales levels.  All stores have the ability to ship merchandise from the Longview distribution facility directly to the customer.  The Company has expanded the quantity of inventories maintained at the Longview distribution facility in recent years.  The Company plans to continue to expand this program to deliver goods to its customers more timely and to enhance the allocation of goods to the Company’s stores.

Capital Investments

The Company makes capital investments annually to support its long-term business goals and objectives.  Capital is invested in new and existing stores, distribution and support facilities as well as information technology.

Capital is invested in the development and construction of new stores in both existing and new markets.  Extensive demographic and marketing research is conducted prior to the Company’s decision to construct a new store.  The Company competes with other retailers for real estate opportunities principally on the basis of its ability to attract customers.  In addition to the construction of new stores, the Company also invests in the on-going maintenance of its stores to ensure an inviting and customer-friendly ambiance in its stores.  Capital expenditures for existing stores range from minor renovations of certain areas within the store to major remodels and renovations and store expansions.

The Company also believes capital investments for information technology in its stores, distribution facilities and support functions are necessary to support its business strategies.  As a result, the Company is continually upgrading its information systems to improve efficiency and productivity.

In the past three years, the Company has made capital expenditures aggregating $367 million related primarily to:

•                  the construction of new stores in Orlando, Florida and Coral Gables, Florida;

•                  the renovation and expansion of its Bergdorf Goodman store in New York City and Neiman Marcus stores in San Francisco, California; Newport Beach, California; and Las Vegas, Nevada;

•                  the expansion of its distribution facilities;

•                  new point-of-sale system in the Company’s retail stores; and

•                  new financial systems and non-merchandise procurement modules of Oracle.

In 2005, the Company anticipates capital expenditures for planned new stores in San Antonio, Texas; Boca Raton, Florida; Austin, Texas; Charlotte, North Carolina; and Natick, Massachusetts and renovations of the Newport Beach, San Francisco and Houston stores as well as the main Bergdorf Goodman store.  The Company also expects to make technology related expenditures for new warehousing and distribution systems to support its Direct Marketing operation and a new human capital management system, both of which are scheduled for implementation in fiscal year 2006.

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

Employees

As of September 7, 2004, the Company had approximately 15,700 employees. Neiman Marcus stores had approximately 13,000 employees, Bergdorf Goodman stores had approximately 1,000 employees, Neiman Marcus Direct had approximately 1,600 employees and Neiman Marcus Group had approximately 70 employees.   The Company’s staffing requirements fluctuate during the year as a result of the seasonality of the retail industry. The Company hires additional temporary associates and increases the hours of part-time employees during seasonal peak selling periods.  None of the Company’s employees are subject to collective bargaining agreements, except for approximately 15 percent of the Bergdorf Goodman employees.  The Company believes that its relations with its employees are good.

Seasonality

The Company’s business, like that of most retailers, is affected by seasonal fluctuations in customer demand, product offerings and working capital expenditures.  For additional information on seasonality, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview – Overview of the Company’s Business. ”

Regulation

The Company’s operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider.  In addition to the Company’s proprietary credit cards, credit to the Company’s customers is also provided primarily through third parties such as American Express®, Visa® and MasterCard®.  Any change in the regulation of credit that would materially limit the availability of credit to the Company’s customer base could adversely affect the Company’s results of operations or financial condition.

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

As of September 7, 2004, the Company operated 35 Neiman Marcus stores, located in Arizona (Scottsdale); California (five stores: Beverly Hills, Newport Beach, Palo Alto, San Diego and San Francisco); Colorado (Denver); the District of Columbia; Florida (six stores: Coral Gables, Fort Lauderdale, Orlando, Palm Beach, Tampa and Bal Harbour); Georgia (Atlanta); Hawaii (Honolulu); Illinois (three stores: Chicago, Northbrook and Oak Brook); Missouri (St. Louis); Massachusetts (Boston); Minnesota (Minneapolis); Michigan (Troy); Nevada (Las Vegas); New Jersey (two stores: Short Hills and Paramus); New York (Westchester); Pennsylvania (King of Prussia); Texas (six stores: two in Dallas, one in Plano, one in Fort Worth and two in Houston); and Virginia (McLean).  The average size of these 35 stores is approximately 138,000 gross square feet and they range in size from 53,000 gross square feet to 224,000 gross square feet.

The Company plans to open new Neiman Marcus stores in San Antonio, Texas and Boca Raton, Florida in fiscal year 2006 and stores in Austin, Texas; Charlotte, North Carolina; and Natick, Massachusetts in fiscal year 2007.

The Company operates two Bergdorf Goodman stores in Manhattan at 58th Street and Fifth Avenue.  The main Bergdorf Goodman store consists of 250,000 gross square feet and the Bergdorf Goodman Men’s store consists of 66,000 gross square feet.

The Company operates fourteen clearance centers that average approximately 27,000 gross square feet.

As of September 7, 2004, the approximate aggregate gross square footage used in the Company’s operations was as follows:

	Owned	Owned Subject to Ground Lease	Leased	Total

Specialty Retail Stores	194,000	2,249,000	3,083,000	5,526,000

Distribution, Support and Office Facilities	1,317,000	353,000	2,308,000	3,978,000

Leases for substantially all of the Company’s stores, including renewal options, range from 15 to 99 years.  The lease on the Bergdorf Goodman Main Store expires in 2050 and the lease on the Bergdorf Goodman Men’s Store expires in 2010, with two 10-year renewal options.  Most leases provide for monthly fixed rentals or contingent rentals based upon sales in excess of stated amounts and normally require the Company to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.

The Company owns approximately 34 acres of land in Longview, Texas, where its primary distribution facility is located.  The Longview facility occupies 612,000 square feet and is the principal merchandise processing and distribution facility for Neiman Marcus stores.  The Company also owns approximately 50 acres of land in Irving, Texas, where its 705,000 square foot Neiman Marcus Direct operating headquarters and distribution facility is located.

For further information on the Company’s properties and lease obligations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 of the Notes to the Consolidated Financial Statements in Item 15.

ITEM 3.  LEGAL PROCEEDINGS

The Company is currently involved in various legal actions and proceedings that arose in the ordinary course of its business.  The Company believes that any liability arising as a result of these actions and proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended July 31, 2004.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s Class A Common Stock and Class B Common Stock are currently traded on the New York Stock Exchange under the symbols NMG.A and NMG.B, respectively. As of September 7, 2004, there were 9,486 record holders of the Company’s Class A Common Stock and 3,305 record holders of the Company’s Class B Common Stock.  In the second quarter of 2004, the Company’s Board of Directors initiated a quarterly cash dividend of $0.13 per share.  The Company declared dividends on January 30, 2004, April 30, 2004 and July 30, 2004 aggregating $18.9 million.

The following table indicates the quarterly stock price ranges for 2004 and 2003:

2004 Quarter	NMG.A		NMG.B
	High	Low	High	Low

First	$48.00	$38.90	$44.25	$36.25
Second	55.78	48.20	51.85	44.20
Third	59.18	48.55	55.54	45.25
Fourth	$55.65	$48.00	$52.15	$44.76

2004 Quarter	NMG.A		NMG.B
	High	Low	High	Low

First	$31.70	$24.95	$28.79	$22.70
Second	31.58	28.01	29.05	25.61
Third	32.05	26.05	30.10	23.87
Fourth	$40.30	$31.75	$37.60	$29.45

The following table indicates the Company’s stock repurchases of equity securities in the fourth quarter of 2004:

Fourth Quarter 2004	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs

May 2004 (5/2/04 to 5/29/04)	—	—	—	1,224,823

June 2004 (5/30/04 to 7/3/04)	—	—	—	1,224,823

July 2004 (7/4/04 to 7/31/04)	10,450	$50.48	—	1,214,373

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data is qualified in its entirety by the Consolidated Financial Statements of the Company (and the related Notes thereto) contained in Item 15 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.  The operating results and financial position data for each of the fiscal years ended July 31, 2004, August 2, 2003,  August 3, 2002, July 28, 2001 and July 29, 2000 have been derived from the Company’s audited Consolidated Financial Statements.  Additionally, 2002 included fifty-three weeks of operations while the other years presented consist of fifty-two weeks of operations.

	Years Ended
(in millions, except per share data)	July 31, 2004		August 2, 2003	August 3, 2002		July 28, 2001		July 29, 2000

OPERATING RESULTS
Revenues	$3,545.6		$3,098.1	$2,948.3		$3,015.5		$2,926.4
Gross margin	1,224.4		1,024.5	951.0		994.6		1,008.1
Operating earnings	345.2	(1)	222.1	177.7	(3)	193.6	(4)	248.4
Earnings before income taxes, minority interest and change in accounting principle	329.3		205.8	162.2		178.4		223.0
Net earnings	204.8	(2)	$109.3	$99.6		$107.5		$134.0

Basic earnings per share:
Earnings before change in accounting principle	$4.27		$2.61	$2.10		$2.28		$2.77
Change in accounting principle - writedown of intangible assets, net of taxes	—		(0.31)	—		—
Basic earnings per share	$4.27		$2.30	$2.10		$2.28		$2.77

Diluted earnings per share:
Earnings before change in accounting principle	$4.19		$2.60	$2.08		$2.26		$2.75
Change in accounting principle - writedown of intangible assets, net of taxes	—		(0.31)	—		—		—
Diluted earnings per share	$4.19		$2.29	$2.08		$2.26		$2.75

	July 31, 2004	August 2, 2003	August 3, 2002	July 28, 2001	July 29, 2000

FINANCIAL POSITION
Cash and cash equivalents	$368.4	$207.0	$178.6	$97.3	$175.4
Merchandise inventories	720.3	687.1	656.8	648.9	575.3
Total current assets	1,706.2	1,246.1	1,127.6	1,063.3	1,069.3
Property and equipment, net	693.8	674.2	653.2	586.6	539.7
Total assets	2,545.8	2,034.4	1,907.5	1,785.9	1,762.1
Current liabilities	727.7	530.4	518.5	497.6	492.3
Long-term liabilities	$437.2	$358.0	$327.2	$338.9	$435.1

(1)    For 2004, operating earnings include a $3.9 million pretax impairment charge related to the writedown to fair value in the net carrying value of the Chef’s Catalog tradename intangible asset.

(2)    For 2004, net income reflects a $7.5 million net income tax benefit related to favorable settlements associated with previous state tax filings.

(3)    For 2002, operating earnings reflect 1) a $16.6 million gain from the change in vacation policy made by the Company and 2) $13.2 million of impairment and other charges, related primarily to the impairment of certain long-lived assets.

(4)    For 2001, operating earnings reflect a $9.8 million impairment charge related to the Company’s investment in a third-party internet retailer.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Company Profile

The Neiman Marcus Group, Inc., together with its operating divisions and subsidiaries, is a high-end specialty retailer.  The Company’s operations include the Specialty Retail Stores segment and the Direct Marketing segment.  The Specialty Retail Stores segment consists primarily of Neiman Marcus and Bergdorf Goodman stores.  The Direct Marketing segment conducts both print catalog and online operations under the Neiman Marcus, Horchow, Chef’s Catalog and Bergdorf Goodman (beginning in September 2004) brand names.

The Company owns a 51 percent interest in Gurwitch Products, LLC, which distributes and markets the Laura Mercier cosmetic line, and a 56 percent interest in Kate Spade LLC, a manufacturer and retailer of high-end designer handbags and accessories.  Gurwitch Products, LLC and Kate Spade LLC are hereafter collectively referred to as the “Brand Development Companies.”

The Company’s fiscal year ends on the Saturday closest to July 31.  All references to 2004 relate to the fifty-two weeks ended July 31, 2004; all references to 2003 relate to the fifty-two weeks ended August 2, 2003 and all references to 2002 relate to the fifty-three weeks ended August 3, 2002.  References to 2005 relate to the fifty-two weeks ending July 30, 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes thereto contained in   Item 15.  Unless otherwise specified, the meanings of all defined terms in MD&A are consistent with the meanings of such terms as defined in the Notes to the Company’s Consolidated Financial Statements.

Overview of the Company’s Business

The Company believes that its unique product assortment of luxury, designer and fashion merchandise, coupled with its sales promotion activities and its commitment to superior customer service, have been critical to the Company’s success in the past.  In addition, the Company believes these factors are critical to the Company’s future growth and success.

The Company conducts its selling activities in two primary selling seasons – Fall and Spring.  The Fall Season is comprised of the Company’s first and second fiscal quarters and the Spring Season is comprised of the Company’s third and fourth fiscal quarters.

The first quarter is generally characterized by a higher level of full-price selling with a focus on the initial introduction of Fall Season fashions.  Aggressive in-store marketing activities designed to stimulate customer buying, a lower level of markdowns and higher margins are characteristic of this quarter.  The second quarter is more focused on promotional activities related to the December holiday season, the early introduction of resort season collections from certain designers and the sale of Fall Season goods on a marked down basis.  As a result, margins are typically lower in the second quarter.  However, due to the seasonal increase in sales that occurs during the holiday season, the second quarter is typically the quarter in which the Company’s sales are the highest and in which expenses are the lowest as a percentage of revenues.  The Company’s working capital requirements are also the greatest in the first and second quarters as a result of higher seasonal levels of accounts receivables and inventory.

Similarly, the third quarter is generally characterized by a higher level of full-price selling with a focus on the initial introduction of Spring Season fashions.  Aggressive in-store marketing activities designed to stimulate customer buying, a lower level of markdowns and higher margins are again characteristic of this quarter.  Sales are generally the lowest in the fourth quarter and are focused on promotional activities offering Spring Season goods to the customer on a marked down basis, resulting in lower margins during the quarter.

A large percentage of the Company’s merchandise assortment, particularly in the apparel, fashion accessories and shoe categories is ordered months in advance of the introduction of such goods.  For example, women’s apparel, men’s apparel and shoes are typically ordered 6-9 months in advance of the products being offered for sale while handbags, jewelry and other categories are typically ordered 3-6 months in advance. As a result, inherent in the Company’s successful execution of its business plans is its ability both to predict the fashion trends that will be of interest to its customers and to anticipate future spending patterns of its customer base.

The Company monitors the sales performance of its inventories throughout each season.  The Company seeks to order additional goods to supplement its original purchasing decisions when the level of customer demand is higher than originally anticipated.  However, in certain merchandise categories, particularly fashion apparel, the Company’s ability to purchase additional goods can be limited.  This can result in lost sales to the Company in the event of higher than anticipated demand of the fashion goods offered by the Company or a higher than anticipated level of consumer spending.  Conversely, in the event the Company buys fashion goods that are not accepted by the customer or the level of consumer spending is less than the Company anticipated, the Company typically incurs a higher than anticipated level of markdowns, net of vendor allowances, to sell the goods that remain at the end of the season, resulting in lower operating profits.  The Company believes that the experience of its merchandising and selling organizations helps to minimize the inherent risk in predicting fashion trends.

Fiscal Year 2004 Highlights

The Company’s operating results for fiscal year 2004 were substantially better than fiscal year 2003.

•                  Revenues – Revenues for 2004 were $3.5 billion, the highest in the Company’s history.  Revenues increased 14.4% in 2004, with double digit increases in comparable store sales in all four quarters.  Comparable revenues percentage increases by quarter for 2004 were:

First quarter	10.7%
Second quarter	12.2%
Third quarter	21.4%
Fourth quarter	12.5%

•                  Margins – Margins increased to 34.5% of revenues in 2004 from 33.1% in 2003.  This increase is reflective of the high level of acceptance and demand for the fashion goods offered by the Company as well as the Company’s purchasing efforts that resulted in the close alignment of purchases to customer demand and the resulting lower level of markdowns.

•                  Selling, general and administrative expenses – Selling, general and administrative (SG&A) expenses decreased to 24.7% of revenues from 25.9% in 2003.  This decrease was attributable to both the leveraging of fixed expenses over the higher revenue base and the control and containment of variable expenses.

•                  Operating earnings – Operating earnings increased 55.4% in 2004, representing 9.7% of revenues in 2004 compared to 7.2% in 2003.  Operating earnings were 10.8% of revenues for Specialty Retail Stores and 10.7% of revenues for Direct Marketing.

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Years Ended
	July 31, 2004	August 2, 2003	August 3, 2002

Revenues	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs	65.5	66.9	67.7
Selling, general and administrative expenses	24.7	25.9	26.3
Effect of change in vacation policy	—	—	(0.5)
Impairment and other charges	0.1	—	0.5
Operating earnings	9.7	7.2	6.0
Interest expense, net	0.4	0.5	0.5
Earnings before income taxes, minority interest and change in accounting principle	9.3	6.7	5.5
Income taxes	3.4	2.6	2.1
Earnings before minority interest and change in accounting principle	5.9	4.1	3.4
Minority interest in net earnings of subsidiaries	(0.1)	(0.1)	—
Earnings before change in accounting principle	5.8	4.0	3.4
Change in accounting principle	—	(0.5)	—
Net earnings	5.8%	3.5%	3.4%

Set forth in the following table is certain summary information with respect to the Company’s operations for the most recent three fiscal years.

	Years Ended
(dollars in millions)	July 31, 2004	August 2, 2003	August 3, 2002

REVENUES
Specialty Retail Stores	$2,870.9	$2,524.8	$2,433.2
Direct Marketing	570.6	493.5	444.0
Other (1)	104.1	79.8	71.1
Total	$3,545.6	$3,098.1	$2,948.3

OPERATING EARNINGS
Specialty Retail Stores	$310.6	$198.2	$170.5
Direct Marketing	61.3	45.8	22.8
Other (1)	(22.8)	(21.9)	(19.0)
Effect of change in vacation policy	—	—	16.6
Impairment and other charges	(3.9)	—	(13.2)
Total	$345.2	$222.1	$177.7

OPERATING EARNINGS MARGIN
Specialty Retail Stores	10.8%	7.9%	7.0%
Direct Marketing	10.7%	9.3%	5.1%
Total	9.7%	7.2%	6.0%

COMPARABLE REVENUES (2)
Specialty Retail Stores	13.2%	1.8%	(5.3)%
Direct Marketing	15.6%	12.5%	0.2%
Total	14.0%	3.8%	(4.6)%

STORE COUNT (3)
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	37	35	34
Opened during the period	—	2	1
Open at end of period	37	37	35
Clearance centers:
Open at beginning of period	14	12	10
Opened during the period	—	2	2
Open at end of period	14	14	12

(1) Other includes the operations of the Brand Development Companies and corporate expenses.

(2) Comparable revenues include 1) revenues derived from the Company’s retail stores open for more than 52 weeks, including stores that have been relocated or expanded, 2) revenues from the Company’s Direct Marketing operation and 3) revenues from the Company’s Brand Development Companies.  Comparable revenues exclude the revenues of closed stores.  The calculation of the change in comparable revenues for 2003 is based on revenues for the 52 weeks ended August 2, 2003 compared to revenues for the 52 weeks ended July 27, 2002.

(3) The Company’s Neiman Marcus Galleries stores have been excluded.  The Company previously opened three Galleries stores in the second quarter of fiscal year 1999 and in the first quarter of fiscal year 2000.  One of these stores was closed in the third quarter of 2002 and the remaining two stores were closed in the second quarter of 2004.

Fiscal Year 2004 Compared to Fiscal Year 2003

Revenues.  Revenues for 2004 of $3.55 billion increased $447.4 million, or 14.4 percent, from $3.10 billion in the prior year period.

Comparable revenues in 2004 increased 14.0 percent compared to the prior year period.  Comparable revenues increased 13.2 percent for Specialty Retail Stores and 15.6 percent for Direct Marketing.  Comparable revenues in 2003 increased by 3.8 percent.  Changes in comparable revenues by quarter are as follows:

	2004				2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Specialty Retail Stores	11.4%	22.1%	10.5%	9.5%	6.4%	(0.3)%	(2.1)%	4.8%

Direct Marketing	18.9%	11.9%	18.7%	11.9%	15.8%	10.8%	11.7%	12.3%

Total	12.5%	21.4%	12.2%	10.7%	8.5%	1.5%	0.5%	5.8%

The Company believes the increases in its comparable revenues in 2004 were the result of a higher level of consumer spending, in general, with a higher increase coming from the affluent luxury customer served by the Company.  In addition, the Company believes the increases in its comparable revenues were driven by sales events conducted by its Specialty Retail Stores and by the growth of internet sales for Direct Marketing.  In 2004, internet sales by Direct Marketing were $241.8 million, an increase of over 50% from 2003.

Comparable revenues for the Brand Development Companies increased in 2004, with increases of 40.3% for Kate Spade LLC and 17.8% for Gurwitch Products, LLC.

Gross margin.  Gross margin was 34.5 percent of revenues in 2004 compared to 33.1 percent in the prior year.  The increase in gross margin was primarily due to higher product margins and a decrease in buying and occupancy costs as a percentage of revenues.

The higher product margins realized by the Company were a function of a lower level of net markdowns required to be taken by the Specialty Retail Stores during 2004, offset, in part, by slightly higher markdowns for Direct Marketing.  Net markdowns decreased as a percentage of revenues by 0.7 percent in 2004 compared to the prior year period.  The Company believes the lower level of markdowns was due to 1) an improvement in economic conditions that resulted in higher sales and the discontinuance of various promotional sales activities conducted by the Company in the prior year, primarily in the second quarter of 2003 and 2) the Company’s continued emphasis on both inventory management and full-price selling.  For Specialty Retail Stores, full-price sales increased in 2004 compared to 2003.

Consistent with industry business practice, the Company receives allowances from certain of its vendors in support of the merchandise purchased by the Company for resale.  Certain allowances are received to reimburse the Company for markdowns taken and/or to support the gross margins earned by the Company in connection with the sales of the vendor’s merchandise.  These allowances are recognized as an increase to gross margin when the allowances are earned by the Company and approved by the vendor.  Other allowances received by the Company represent reductions to the amounts paid by the Company to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and result in an increase to gross margin at the time the goods are sold.  While the dollar value of the vendor reimbursements received by the Company decreased in 2004, primarily due to a higher level of full-price selling, this decrease did not have an adverse effect on the margins realized by the Company.

A significant portion of the Company’s buying and occupancy costs are fixed in nature.  Buying and occupancy costs decreased as a percentage of revenues during 2004 compared to the prior year primarily due to the Company’s leveraging of fixed expenses, including payroll expenses and rent and related occupancy expenses.  The decrease in buying and occupancy costs as a percentage of revenues was offset, in part, by an increase in depreciation expense due to higher levels of capital spending in recent years.

Selling, general and administrative expenses.  SG&A expenses were 24.7 percent of revenues in 2004 compared to 25.9 percent of revenues in the prior year period.

The net decrease in SG&A expenses as a percentage of revenues in 2004 was primarily due to 1) productivity improvements in various expense categories, including payroll, advertising and employee benefits as a result of the higher level of revenues in 2004, as well as the control and containment of variable expenses, 2) reduced preopening costs and 3) a $3.7 million tax benefit recorded in the second quarter of 2004 as a result of conclusions on certain sales tax and unclaimed property examinations for which the agreed-on settlements were less than the amounts previously estimated by the Company.  In 2004, employee benefit expenses increased by approximately 10% from 2003; however, such expenses were lower as a percentage of revenues in 2004 due to the higher level of revenues.

The Company opened no new stores in 2004.  In 2003, the Company incurred preopening expenses of $8.0 million in connection with the opening of two Neiman Marcus stores in Florida in the first quarter of 2003, the opening of a new clearance center store in the Denver, Colorado area in the second quarter of 2003, the grand opening of the remodeled and expanded Neiman Marcus store in Las Vegas in the second quarter of 2003 and the opening of another new clearance center in Miami, Florida in the fourth quarter of 2003.

The decreases in SG&A expenses as a percentage of revenues were partially offset by 1) higher costs for incentive compensation in 2004 as a result of the increased operating profits generated by the Company and 2) a lower level of income from the Company’s credit card portfolio.

The net income generated by the Company’s credit card portfolio, as a percentage of revenues, declined in 2004 compared to the prior year due to 1) a $7.6 million reduction in income due to the required amortization during the Transition Period of the premium associated with the carrying value of the Retained Interests, as more fully described in Note 2 of the Notes to Consolidated Financial Statements and 2) a decrease in the yield earned on the credit card portfolio attributable to a decrease in the average days the receivables are outstanding prior to customer payment.  These reductions in the income from the credit card portfolio were offset, in part, by a lower level of bad debts and a $2.4 million decrease in the required monthly interest distributions to the holders of the Sold Interests in 2004.  During the period the Company’s revolving credit securitization program qualified for Off-Balance Sheet Accounting, the interest distributions were charged to SG&A expenses.  With the transition to Financing Accounting that began in December 2003, these distributions are charged to interest expense.

Impairment and other charges.  In the fourth quarter of 2004, the Company recorded a $3.9 million pretax impairment charge related to the writedown to fair value of the net carrying value of the Chef’s Catalog tradename intangible asset.

Segment operating earnings.  Operating earnings for the Specialty Retail Stores segment were $310.6 million for 2004 compared to $198.2 million for the prior year period.  This 56.7% increase was primarily the result of increased sales, reduced markdowns and net decreases in both buying and occupancy expenses and SG&A expenses as percentages of revenues.

Operating earnings for Direct Marketing increased to $61.3 million in 2004 from $45.8 million for the prior year period, primarily as a result of increased revenues and net decreases in both buying and occupancy costs and SG&A expenses as a percentage of revenues offset, in part, by slightly higher markdowns.

Interest expense, net.  Net interest expense was $15.9 million in 2004 and $16.3 million in the prior year.  The decrease in net interest expense was primarily due to increases in both capitalized interest charges associated with store construction and remodeling activities and higher interest income.

The decrease in net interest expense was offset, in part, by an increase in the interest expense attributable to the monthly interest distributions to the holders of the Sold Interests that began to be charged to interest expense in December 2003 as a result of the discontinuance of Off-Balance Sheet Accounting.

As a result of a higher level of cash generated by operations, the Company incurred no borrowings on its revolving credit facility to fund seasonal working capital requirements in 2004.  Seasonal borrowings under the Company’s revolving credit facility reached $80 million in the second quarter of 2003 and were repaid prior to the end of the quarter.

Income taxes.  The Company’s effective income tax rate was 36.7 percent for 2004 and 38.5 percent for 2003.  In the second quarter of 2004, the Company recognized a net income tax benefit of $7.5 million related to favorable settlements associated with previous state tax filings.  Excluding this benefit, the effective tax rate was 39.0 percent for 2004 and 38.5 percent for 2003.  This increase in the effective tax rate was primarily due to higher state income taxes.

Fiscal Year 2003 Compared to Fiscal Year 2002

Revenues.  Revenues for 2003 of $3.10 billion increased $149.8 million, or 5.1 percent, from $2.95 billion in the prior year period.  The increase in revenues was primarily attributable to both an increase in comparable revenues and revenues generated by new stores.  Total revenues for 2002 included revenues of approximately $36.6 million for the fifty-third week of 2002.

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

For 2003, the increase in comparable revenues for Specialty Retail Stores was primarily due to increased revenues for both Neiman Marcus Stores and Bergdorf Goodman, particularly during the fourth quarter.  The increase in comparable revenues for Direct Marketing for 2003 was attributable to increased revenue growth in the Neiman Marcus and Horchow brands, primarily the online businesses, offset, in part, by a decrease in the Chef’s Catalog brand.

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

Net markdowns decreased as a percentage of revenues by 0.5 percent in 2003 compared to the prior year period.  The Company incurred a lower level of markdowns in the first and second quarters of 2003 compared to the prior year periods as higher markdowns were required in the first and second quarters of 2002 in connection with additional and more aggressive promotional events necessary to clear inventories in response to declines in retail sales in 2002.  However, markdowns increased as a percentage of revenues for the third quarter and fourth quarters of 2003 compared to the prior year period.  Higher markdowns were necessary in both the third and fourth quarters of 2003 to reduce a build-up of inventories in certain merchandise categories that occurred in the third quarter as a result of lower than anticipated sales.  The Company believes that sales in the third quarter of 2003, particularly the earlier weeks, were negatively impacted by economic uncertainties due, in part, to the conflict in Iraq as well as adverse weather conditions in a number of markets in which the Company operates.

Selling, general and administrative expenses.  SG&A expenses were 25.9 percent of revenues in 2003 compared to 26.3 percent of revenues in the prior year period.

SG&A expenses decreased as a percentage of revenues in 2003 primarily due to 1) lower catalog production and circulation costs for the Direct Marketing segment due to a planned reduction in catalog circulation in the first and second quarters of 2003, partially offset by planned increases in catalog production and circulation costs during the third and fourth quarters of 2003, 2) the elimination of amortization of the Company’s intangible assets upon implementation of a new accounting principle in the first quarter of 2003 and 3) lower costs related to incentive compensation.

As a percentage of revenues, the decreases in SG&A expenses were offset, in part, by 1) higher retirement and other benefits expenses, 2) increased advertising costs for the Specialty Retail Stores segment due to increased costs related to the Company’s customer loyalty programs as well as a decrease in vendor advertising allowances recorded as a reduction to advertising expenses as a result of the adoption of new accounting rules effective beginning in the third quarter of 2003 and 3) increased preopening costs incurred in connection with the opening of two Neiman Marcus stores in the first quarter of 2003, the opening of a new clearance store in the second quarter of 2003, the completion of the remodel of the Las Vegas Neiman Marcus store in the second quarter of 2003 and the opening of a new clearance center in the fourth quarter of 2003.

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

Operating earnings for Direct Marketing increased to $45.8 million for 2003 from $22.8 million for the prior year period, primarily as a result of increased sales and reduced online marketing costs and lower catalog production and circulation costs, as percentages of revenues, in the first and second quarters of 2003 due to the planned reduction in catalog circulation, partially offset by increased online marketing costs and planned increases in catalog production and circulation costs as a percentage of revenues during the third and fourth quarters of 2003.

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

Recent Developments

On May 26, 2004, the Company announced that it has decided to explore strategic alternatives relating to its Chef’s Catalog brand.  These alternatives may include a sale, merger, joint venture or other business combination. Chef’s Catalog is a multi-channel retailer of professional-quality kitchenware with revenues in 2004 of approximately $73 million.

Inflation and Deflation

The Company believes changes in revenues and net earnings that have resulted from inflation or deflation have not been material during the periods presented.  The Company attempts to offset the effects of inflation, which has occurred in recent years in SG&A expenses, through price increases and control of expenses, although the Company’s ability to increase prices is limited by competitive factors in its markets.  The Company attempts to offset the effects of merchandise deflation, which has occurred on a limited basis in recent years, through control of expenses.  There is no assurance, however, that inflation or deflation will not materially affect the Company in the future.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s cash requirements consist principally of 1) the funding of its accounts receivable and merchandise purchases, 2) capital expenditures for new store growth, store renovations and upgrades of its management information systems, 3) debt service requirements and 4) obligations related to its Pension Plan.  The Company’s working capital requirements fluctuate during the year, increasing substantially during the Fall Season as a result of higher seasonal levels of accounts receivable and inventory.  The increases in working capital needs during the first and second quarters have typically been financed with cash flows from operations, borrowings under the Company’s Credit Agreement and cash provided from the Company’s Credit Card Facility.

Cash Flows

The Company’s primary sources of short-term liquidity are comprised of cash on hand and availability under its $350 million unsecured revolving Credit Agreement.  As of July 31, 2004, the Company had cash and cash equivalents of $368.4 million and no outstanding borrowings under the Credit Agreement.  The Company’s cash and cash equivalents consisted principally of invested cash and store operating cash.  At August 2, 2003, the Company had cash and cash equivalents of $207.0 million and no outstanding borrowings under the Company’s previous $300 million unsecured revolving credit facility.  The amount of cash on hand and borrowings under the credit facility are influenced by a number of factors, including revenues, accounts receivable and inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, Pension Plan funding obligations and the Company’s tax payment obligations, among others.

Management believes that operating cash flows, currently available vendor financing and amounts available pursuant to its Credit Agreement and its $225 million Credit Card Facility should be sufficient to fund the Company’s operations, debt service, Pension Plan funding requirements, contractual obligations and commitments and currently anticipated capital expenditure requirements through the end of 2005.  In addition, management anticipates negotiating a new credit card facility to replace the Credit Card Facility prior to the final payoff of its borrowings in September 2005.

The Company generated cash from operations (net earnings as adjusted for non-cash charges) of $362.5 million in 2004 compared to $237.2 million in 2003.  This $125.3 million increase in cash generated was due to the higher revenues and earnings realized in 2004.  In the presentation of net cash flows used by operating activities in 2004 of $192.3 million in the accompanying statement of cash flows, the cash impact of the $125.3 million increase in earnings was affected by 1) a voluntary cash contribution of $45 million made to the Company’s defined benefit pension plan in 2004 and 2) the increase in recorded accounts receivable from $22.6 million at August 2, 2003 to $551.7 million at July 31, 2004.  The increase in accounts receivable is attributable to both a higher investment in accounts receivable due to higher revenues during 2004 and the discontinuance of Off-Balance Sheet Accounting beginning in December 2003, as more fully described in Note 2 of the Notes to Consolidated Financial Statements.

The discontinuance of Off-Balance Sheet Accounting had the impact of increasing accounts receivable for transfers to the Trust in 2004 no longer qualifying for Off-Balance Sheet Accounting.  The Company’s total credit card and other accounts receivable portfolio increased from $490.7 million at August 2, 2003 to $551.7 million at July 31, 2004.  This $61.0 million increase is shown in the 2004 consolidated statement of cash flows as follows:

Operating activities:
Increase in accounts receivable	$(529.1)

Investing activities:
Purchases of held-to-maturity securities (Retained Interests)	(240.8)
Maturities of hold-to-maturity securities (Retained Interests)	483.4
242.6
Financing activities:
Borrowings under Credit Card Facility	225.0

Change in other comprehensive income	0.5
Net increase in total credit card and other accounts receivable portfolio	$(61.0)

Net cash provided by investing activities was $127.6 million in 2004 while net cash used for investing activities was $134.0 million in 2003.  The increase in cash provided by investing activities in 2004 was primarily due to the impact of the discontinuance of Off-Balance Sheet Accounting, offset by a higher level of capital expenditures.

Capital expenditures were $118.1 million in 2004 and $100.0 million in 2003.  In 2004, the Company’s primary capital expenditures related to 1) the on-going expansions and renovations of the Company’s stores in San Francisco, California and Newport Beach, California, 2) the renovation of the main Bergdorf Goodman store in New York City, 3) the expansion of the distribution facility in Longview, Texas and 4) upgrades to the Company’s information systems, including the completion of the installation of a new point-of-sale system begun in 2003.  In 2003, major projects included the on-going expansions and renovations of the San Francisco and Newport Beach stores, the completed remodel of the Las Vegas, Nevada store and the construction of new stores in Orlando, Florida and Coral Gables, Florida.  In addition, in 2003, the Company implemented various financial and non-merchandise procurement modules of Oracle to replace previous systems and began the rollout of a new point-of-sale system in the Company’s retail stores.

The Company currently projects capital expenditures for 2005 to be approximately $160 million to $170 million primarily for new store construction, store renovations and upgrades to information systems, including warehousing systems to support the Company’s Direct Marketing operation and a new human capital management system.  The Company expects to complete the expansion and renovation of the Newport Beach store in the spring of fiscal year 2005 and the San Francisco store in the spring of fiscal year 2006.

Net cash provided by financing activities was $226.1 million in 2004.  Net cash used for financing activities was $6.8 million in 2003.  In 2004, the Company recorded $225.0 million of borrowings under the Credit Card Facility as a consequence of the discontinuance of Off-Balance Sheet Accounting and incurred no borrowings on its Credit Agreement.  In 2004, the Company also repurchased approximately $7.6 million of the Company’s stock pursuant to the Company’s stock repurchase program.  During 2003, the Company borrowed and repaid $80 million on the Company’s previous revolving credit facility to fund seasonal working capital requirements.

Financing Structure

The Company’s major sources of funds are comprised of vendor financing, the $350 million Credit Agreement, the $225 million Credit Card Facility, $125 million senior unsecured notes, $125 million senior unsecured debentures, operating leases and capital leases.

The Company has two types of borrowing options under the Credit Agreement, a “committed” borrowing and a “competitive bid” borrowing.  The rate of interest payable under a “committed” borrowing is based on one of two pricing options selected by the Company, the level of outstanding borrowings and the rating of the Company’s senior unsecured long-term debt by Moody’s and Standard & Poor’s.  The pricing options available to the Company under a “committed” borrowing are based on either LIBOR plus 0.40 percent to 1.50 percent or a “base” rate.  The base rate is determined based on the higher of the Prime Rate or the Federal Funds Rate plus 0.50 percent and a “base” rate margin of up to 0.50 percent.  The rate of interest payable under a “competitive bid” borrowing is based on one of two pricing options selected by the Company.  The pricing options are based on either LIBOR plus a competitive bid margin or an absolute rate, both determined in the competitive auction process.  Changes in the ratings of the senior unsecured long-term debt do not represent an event of default, accelerate repayment of any outstanding borrowings or alter any other terms of the Credit Agreement.  The Credit Agreement contains covenants that require the Company to maintain certain leverage and fixed charge ratios.  The Credit Agreement replaces a previous $300 million unsecured credit facility.  At July 31, 2004, the Company had no borrowings outstanding under the Credit Agreement.

At July 31, 2004, the Company had $225.0 million borrowings under its Credit Card Facility.  Repayment of this obligation begins in April 2005 in six monthly installments of $37.5 million.  Therefore, $150.0 million of this obligation is included in current liabilities and $75.0 million is included in long-term liabilities as of July 31, 2004 in the accompanying consolidated balance sheets.  Borrowings pursuant to the Credit Card Facility bear interest at the contractually-defined rate of one month LIBOR plus 0.27 percent (1.65 percent at July 31, 2004) and are payable monthly to the holders of the Class A Certificates.  Management anticipates negotiating a new credit card facility to replace the Credit Card Facility prior to the final payoff of its borrowings in September 2005.

In May 1998, the Company issued $250 million of unsecured senior notes and debentures to the public.  This debt is comprised of $125 million of 6.65 percent senior notes, due 2008 and $125 million of 7.125 percent senior debentures, due 2028.  Interest on the securities is payable semiannually.  Based upon quoted prices, the fair value of the Company’s senior notes and debentures was $268.3 million as of July 31, 2004 and $265.0 million as of    August 2, 2003.

In the second quarter of 2004, the Company’s Board of Directors initiated a quarterly cash dividend of $0.13 per share.  The Company declared dividends on January 30, 2004, April 30, 2004 and July 30, 2004 aggregating $18.9 million, of which dividends payable of $6.3 million were included in accrued liabilities in the accompanying consolidated balance sheet as of July 31, 2004 and were paid in August 2004.

In prior years, the Company’s Board of Directors authorized various stock repurchase programs and increases in the number of shares subject to repurchase.  In 2004, the Company repurchased 175,600 shares at an average purchase price of $40.01 during the first quarter and 10,450 shares at an average price of $50.48 during the fourth quarter.  During the second quarter of 2003, the Company repurchased 524,177 shares at an average price of $28.65.  As of July 31, 2004, approximately 1.2 million shares remain available for repurchase under the Company’s stock repurchase programs.

Contractual Obligations and Commitments

The Company’s estimated significant contractual cash obligations and other commercial commitments at July 31, 2004 are summarized in the following table:

	Payments Due By Period
(in thousands)	Total	Fiscal Year 2005	Fiscal Years 2006 - 2007	Fiscal Years 2008 - 2009	Fiscal Year 2010 and Beyond

Contractual obligations
Credit Card Facility borrowings	$225,000	$150,000	$75,000	$—	$—
Senior notes	125,000	—	—	125,000	—
Senior debentures	125,000	—	—	—	125,000
Interest requirements	238,000	17,800	35,600	25,800	158,800
Capital lease obligations	600	600	—	—	—
Operating lease obligations	774,300	46,700	85,500	75,100	567,000
Construction commitments	86,600	38,100	48,500	—	—
Inventory purchase commitments (1)	837,700	837,700	—	—	—
	$2,412,200	$1,090,900	$244,600	$225,900	$850,800

(1)  In the normal course of its business, the Company issues purchase orders to vendors/suppliers for merchandise.  The Company’s purchase orders are not unconditional commitments but, rather represent executory contracts requiring performance by the vendors/suppliers, including the delivery of the merchandise prior to a specified cancellation date and the compliance with product specifications, quality standards and other requirements.  In the event of the vendor’s failure to meet the agreed upon terms and conditions, the Company may cancel the order.

	Amount of Commitment By Expiration Period
	Total	Fiscal Year 2005	Fiscal Years 2006 - 2007	Fiscal Years 2008 - 2009	Fiscal Year 2010 and Beyond

Other commercial commitments
Credit Agreement	$350,000	$—	$—	$350,000	$—
Other lending facilities	9,500	9,500	—	—	—
Letters of credit	15,000	15,000	—	—	—
Surety bonds	2,800	2,800	—	—	—
	$377,300	$27,300	$—	$350,000	$—

In addition to the items presented above, the Company’s other principal commercial commitments are comprised of Pension Plan funding obligations, common area maintenance costs, tax and insurance obligations and contingent rent payments.

At August 1, 2004 (the most recent measurement date), the Company’s actuarially calculated projected benefit obligation for its Pension Plan was $281.4 million and the fair value of the assets was $243.1 million.  The Company’s policy is to fund the Pension Plan at or above the minimum amount required by law.  In 2004, the Company made voluntary contributions of $30 million in the second quarter and $15.0 million in the fourth quarter for the plan year ended July 31, 2003.  In the third quarter of 2003, the Company made a required contribution of $11.5 million and a voluntary contribution of $13.5 million to the Pension Plan for the plan year ended July 31, 2002.  In addition, the Company made contributions of $5.8 million in 2003 for the plan year ended July 31, 2003.  Based upon currently available information, the Company will not be required to make contributions to the Pension Plan for the plan year ended July 31, 2004

Off-Balance Sheet Arrangements

Pursuant to the Credit Card Facility, the Company transfers substantially all of its credit card receivables to a wholly-owned subsidiary, Neiman Marcus Funding Corporation, which in turn sells such receivables to the Neiman Marcus Credit Card Master Trust (Trust).  At the inception of the Credit Card Facility in September 2000, the Trust issued certificates representing undivided interests in the credit card receivables to third-party investors in the face amount of $225 million (Sold Interests) and to the Company in an aggregate amount equal to the excess of the balance of the credit card portfolio over $225 million (Retained Interests).  In order to maintain the committed level of securitized assets, cash collections on the securitized receivables are used by the Trust to purchase new credit card balances from the Company in accordance with the terms of the Credit Card Facility.  Beginning in April 2005, cash collections will be used by the Trust to repay the $225 million principal balance of the Class A Certificates in six monthly installments of $37.5 million (Amortization Period).

From the inception of the Credit Card Facility until December 2003, the Company’s transfers and sales of credit card receivables pursuant to the terms of the Credit Card Facility were accounted for as sales (Off-Balance Sheet Accounting).  As a result, $225 million of credit card receivables were removed from the Company’s balance sheet at the inception of the Credit Card Facility and the Company’s $225 million repayment obligation to the holders of the certificates representing the Sold Interests was not required to be shown as a liability on the Company’s consolidated balance sheet.  During the period the transfers and sales qualified for Off-Balance Sheet Accounting, the Retained Interests were shown as “Undivided interests in NMG Credit Card Master Trust” on the Company’s consolidated balance sheets.

Transfers to the Trust ceased to qualify for Off-Balance Sheet Accounting beginning in December 2003 and were recorded as secured borrowings by the Company (Financing Accounting).  As a consequence, the credit card receivables generated after November 2003 remained on the Company’s consolidated balance sheet.  The transition period from Off-Balance Sheet Accounting to Financing Accounting (Transition Period) lasted approximately four months (December 2003 to March 2004).  During the Transition Period, cash collections of receivables were allocated to the previous Sold Interests and Retained Interests until such time as those balances were reduced to zero and the Company recorded a liability for its repayment obligation to the holders of the $225 million of certificates representing the Sold Interests.  As of July 31, 2004, the Company’s entire credit card portfolio is included in accounts receivable and the $225 million of outstanding borrowings under the Credit Card Facility are shown as a liability in the consolidated balance sheet.

The Company’s securitization of credit card receivables is more fully described in Note 2 of the Notes to Consolidated Financial Statements in Item 15.

OTHER MATTERS

Factors That May Affect Future Results

Matters discussed in MD&A include forward-looking statements.  These forward-looking statements are made based on management’s expectations and beliefs concerning future events, as well as on assumptions made by and data currently available to management.  These forward-looking statements involve a number of risks and uncertainties and, therefore, are not guarantees of future performance.  A variety of factors could cause the Company’s actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements.  Factors that could affect future performance include, but are not limited, to:

Political and General Economic Conditions

•                  current political and general economic conditions or changes in such conditions;

•                  terrorist activities in the United States;

•                  political, social, economic, or other events resulting in the short or long-term disruption in business at the Company’s stores, distribution centers or offices;

Customer Demographic Issues

•                  changes in the demographic or retail environment;

•                  changes in consumer confidence resulting in a reduction of discretionary spending on goods that are, or are perceived to be, “luxuries”;

•                  changes in consumer preferences or fashion trends;

•                  changes in the Company’s relationships with its key customers;

•                  changes in the Company’s proprietary credit card arrangement that adversely impact its ability to provide consumer credit;

Merchandise Procurement and Supply Chain Considerations

•                  changes in the Company’s relationships with designers, vendors and other sources of merchandise, including adverse changes in their financial viability;

•                  delays in receipt of merchandise ordered by the Company due to work stoppages and/or other causes of delay in connection with either the manufacture or shipment of such merchandise;

•                  changes in foreign currency exchange rates;

•                  significant increases in paper, printing and postage costs;

Industry and Competitive Factors

•                  competitive responses to the Company’s marketing, merchandising and promotional efforts and/or inventory liquidations by vendors or other retailers;

•                  seasonality of the retail business;

•                  adverse weather conditions or natural disasters, particularly during peak selling seasons;

•                  natural disasters;

•                  delays in anticipated store openings and renovations;

Employee Considerations

•                  changes in key management personnel;

•                  changes in the Company’s relationships with certain of its key sales associates;

Legal and Regulatory Issues

•                  changes in government or regulatory requirements increasing the Company’s costs of operations;

•                  litigation that may have an adverse effect on the financial results or reputation of the Company;

Other Factors

•                  impact of funding requirements related to the Company’s noncontributory defined benefit pension plan;

•                  the design and implementation of new information systems as well as enhancements of existing systems.

The Company undertakes no obligation to update or revise (publicly or otherwise) any forward-looking statements to reflect subsequent events, new information or future circumstances.

Critical Accounting Policies

The Company’s accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in Item 15.  As disclosed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events.  These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the Consolidated Financial Statements.  The amounts currently estimated by the Company are subject to change if different assumptions as to the outcome of future events were made.  The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Management makes adjustments to its assumptions and judgments when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used by the Company in preparing the accompanying Consolidated Financial Statements.  Management of the Company believes the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

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

Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of inventories.  The cost of the inventory reflected on the consolidated balance sheet is decreased by charges to cost of goods sold at the time the retail value of the inventory is lowered through the use of markdowns.  Hence, earnings are negatively impacted when merchandise is marked down.

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

Consistent with industry business practice, the Company receives allowances from certain of its vendors in support of the merchandise purchased by the Company for resale.  Certain allowances are received to reimburse the Company for markdowns taken and/or to support the gross margins earned by the Company in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when the allowances are earned by the Company and approved by the vendor.  Other allowances received by the Company represent reductions to the amounts paid by the Company to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized as an increase to gross margin at the time the goods are sold.

Accounts Receivable.  Accounts receivable primarily consist of the Company’s proprietary credit card receivables, third-party credit card receivables and the net trade receivables of the Brand Development Companies.  The Company extends credit to certain of its customers pursuant to its proprietary retail credit card program.  The Company’s credit operations generate finance charge income, which is recognized as income when earned and is recorded as a reduction of selling, general and administrative expenses.  Concentration of credit risk with respect to trade receivables is limited due to the large number of customers to whom the Company extends credit. Ongoing evaluation of customers’ credit is performed and collateral is not required as a condition of extending credit.

The Company maintains reserves for potential credit losses.  The Company evaluates the collectibility of its accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance.

Long-lived Assets.  To the extent the Company remodels or otherwise replaces or disposes of property and equipment prior to the end of the assigned depreciable lives, the Company could realize a loss or gain on the disposition.  To the extent assets continue to be used beyond their assigned depreciable lives, no depreciation expense is incurred.  The Company reassesses the depreciable lives of its long-lived assets in an effort to reduce the risk of significant losses or gains at disposition and utilization of assets with no depreciation charges.  The reassessment of depreciable lives involves utilizing historical remodel and disposition activity and forward-looking capital expenditure plans.

Recoverability of the carrying value of store assets is assessed annually and upon the occurrence of certain events (e.g., opening a new store near an existing store or announcing plans for a store closing).  The recoverability assessment requires judgment and estimates for future store generated cash flows.  The underlying estimates of cash flows include estimates of future revenues, gross margin rates and store expenses and are based upon the stores’ past and expected future performance.  New stores may require two to five years to develop a customer base necessary to generate the cash flows of the Company’s more mature stores.  To the extent management’s estimates for revenue growth and gross margin improvement are not realized, future annual assessments could result in impairment charges.

Recoverability of goodwill and intangible assets is assessed annually and upon the occurrence of certain events.  The recoverability assessment requires management to make judgments and estimates regarding the fair values.  The fair values are determined using estimated future cash flows, including growth assumptions for future revenues, gross margin rates and other estimates.  To the extent that management’s estimates are not realized, future assessments could result in impairment charges.

Advertising and Catalog Costs.  The Company incurs costs to advertise and promote the merchandise assortment offered by both Specialty Retail Stores and Direct Marketing.  Advertising costs incurred by the Specialty Retail Stores consist primarily of print media costs related to promotional materials mailed to its customers.  These costs are expensed at the time of mailing to the customer.  Advertising costs incurred by Direct Marketing relate to the production, printing and distribution of its print catalogs and the production of the photographic content on its websites.  The costs of print catalogs are amortized during the periods the expected revenues from such catalogs are expected to be generated, generally three to six months.  The costs incurred to produce the photographic content on the Company’s websites are expensed at the time the images are first loaded onto the website.  Website design costs are expensed as incurred.

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

Pension Plan.  The Company sponsors a noncontributory defined benefit pension plan covering substantially all full-time employees.  In calculating its pension obligations and related pension expense, the Company makes various assumptions and estimates, after consulting with outside actuaries and advisors.  The annual determination of pension expense involves calculating the estimated total benefits ultimately payable to plan participants and allocating this cost to the periods in which services are expected to be rendered.  The Company uses the projected unit credit method in recognizing pension liabilities.  The Pension Plan is valued annually as of the beginning of each fiscal year.

Significant assumptions related to the calculation of the Company’s pension obligation include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan and the average rate of compensation increase by plan participants.  These actuarial assumptions are reviewed annually based upon currently available information.

The assumed discount rate utilized is based, in part, upon the Moody’s Aa corporate bond yield as of the measurement date.  The discount rate is utilized principally in calculating the actuarial present value of the Company’s pension obligation and net pension expense.  At July 31, 2004, the discount rate was 6.25 percent.  To the extent the discount rate increases or decreases, the Company’s pension obligation is decreased or increased, accordingly.  The estimated effect of a 0.25 percent decrease in the discount rate would increase the pension obligation by $10.1 million and increase annual pension expense by $1.1 million.

The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation.  In 2005, the Company’s target allocation is to invest the Pension Plan assets in equity securities (approximately 80 percent) and in fixed income securities (approximately 20 percent).  The Company periodically evaluates the allocation between investment categories of the assets held by the Pension Plan.  The expected average long-term rate of return on assets is based principally on the counsel of the Company’s outside actuaries and advisors.  This rate is utilized primarily in calculating the expected return on plan assets component of the annual pension expense.  To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected.  Rather, this gain reduces future pension expense over a period of approximately 12 to 18 years.  To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected.  Rather, this loss increases pension expense over approximately 12 to 18 years.  During 2004, the Company utilized 8.0 percent as the expected long-term rate of return on plan assets.

The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees.  The Company utilized a rate of 4.5 percent for the periods beginning August 1, 2004.  This rate is utilized principally in calculating the pension obligation and annual pension expense.  The estimated effect of a 0.25 percent increase in the assumed rate of compensation increase would increase the pension obligation by $1.8 million and increase annual pension expense by $0.4 million.

The Company had cumulative unrecognized expense for the Pension Plan of $83.9 million at August 1, 2004 primarily related to the delayed recognition of differences between the Company’s actuarial assumptions and actual results.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB), revised SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits,” (SFAS No. 132R) which requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  SFAS No. 132R was effective January 31, 2004 and the Company has provided the revised disclosures.

In December 2003, the U.S. Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) that will provide a prescription drug subsidy, beginning in 2006, to companies that sponsor postretirement health care plans that provide drug benefits.  Additional legislation is anticipated that will clarify whether a company is eligible for the subsidy, the amount of the subsidy available and the procedures to be followed in obtaining the subsidy.  In May 2004, the FASB issued Staff Position 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” that provides guidance on the accounting and disclosure for the effects of the Act.  The Company is evaluating the impact of the Act on its Postretirement Plan as well as future actions that the Company might take in response to the Act.  As a result, the Company is currently unable to quantify the effects of this legislation on its obligations pursuant to the Postretirement Plan.

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

As of July 31, 2004, the Company had no borrowings outstanding under its revolving Credit Agreement.  Future borrowings under the Company’s revolving Credit Agreement, to the extent of outstanding borrowings, would be affected by interest rate changes.

The Company’s outstanding long-term debt as of July 31, 2004 is at fixed interest rates and would not be affected by interest rate changes.  Based upon quoted prices, the fair value of the Company’s senior notes and debentures was $268.3 million as of July 31, 2004 and $265.0 million as of August 2, 2003.

Pursuant to a proprietary credit card securitization program that begins to expire in September 2005, the Company sold substantially all of its credit card receivables through a subsidiary in exchange for certificates representing undivided interests in such receivables.  The Class A Certificates, which have an aggregate principal value of $225 million, were sold to investors. The holders of the Class A Certificates are entitled to monthly interest distributions from the Trust at the contractually-defined rate of one month LIBOR plus 0.27 percent annually.  The distributions to the Class A Certificate holders are payable from the finance charge income generated by the credit card receivables held by the Trust.  At July 31, 2004, the Company estimates a 100 basis point increase in LIBOR would result in an approximate annual increase of $2.25 million in the interest distributions to the Class A Certificate Holders.

The Company uses derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources.  The Company enters into foreign currency contracts denominated in the euro and British pound. The Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $21.8 million as of July 31, 2004 and approximately $44.3 million as of August 2, 2003.  The market risk inherent in these instruments was not material to the Company’s consolidated financial position, results of operations or cash flows in 2004.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of Pension Plan assets, resulting in increased or decreased cash funding by the Company.  The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

Based on a review of the Company’s financial instruments outstanding at July 31, 2004 that are sensitive to market risks, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of the Company and supplementary data are included as pages F-1 through F-34 at the end of this Annual Report on Form 10-K:

Index

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements

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

In the ordinary course of business, the Company routinely enhances its information systems by either upgrading its current systems or implementing new systems.  No change occurred in the Company’s internal controls concerning financial reporting during the quarter ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The information set forth under the headings “Election of Directors,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Executive Officers of the Registrant

Set forth below are the names, ages at September 7, 2004 and principal occupations for the last five years of each executive officer of the Company.  All such persons have been elected to serve until the next annual election of officers or until their earlier resignation or removal.

Burton M. Tansky - 66

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

James E. Skinner - 51

Senior Vice President and Chief Financial Officer since June 2001.  Prior to joining the Company, Mr. Skinner served as Senior Vice President and Chief Financial Officer of Caprock Communications Corp. from August 2000 through December 2000; and served as Executive Vice President, Chief Financial Officer and Treasurer for CompUSA Inc. from 1994 until 2000.

Nelson A. Bangs - 51

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

Marita O’Dea - 55

Senior Vice President, Human Resources since September 2002.  Ms. O’Dea served as Vice President, Human Resources from June 2001 until September 2002.  Also, Ms. O’Dea has served as Senior Vice President of Human Resources of Neiman Marcus Stores since 1995.

Karen W. Katz - 47

President and Chief Executive Officer of Neiman Marcus Stores since December 2002.  Ms. Katz served as President and Chief Executive Officer of Neiman Marcus Direct from May 2000 to December 2002; served as Executive Vice President of Neiman Marcus Stores from February 1998 until May 2000.

Brendan L. Hoffman - 36

President and Chief Executive Officer of Neiman Marcus Direct since December 2002.  Mr. Hoffman served as Vice President of the Neiman Marcus Last Call Clearance Division from August 2000 to December 2002 and as a Divisional Merchandise Manager of Bergdorf Goodman from October 1998 to August 2000.

James J. Gold - 40

President and Chief Executive Officer of Bergdorf Goodman since May 2004.  Mr. Gold served as Senior Vice President, General Merchandise Manager of Neiman Marcus Stores from December 2002 to May 2004, served as Division Merchandise Manager from June 2000 to December 2002, served as Vice President of the Neiman Marcus Last Call Clearance Division from March 1997 to June 2000.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the heading “Executive and Director Compensation” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the headings “Certain Relationships and Transactions” and “Executive Compensation – Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading “Principal Accountant Fees and Services” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report.

1.  Financial Statements

The list of financial statements required by this item is set forth in Item 8.

2.  Index to Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
Schedule II — Valuation and Qualifying Accounts and Reserves

All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable.

3.              Reports on Form 8-K

On May 3, 2004, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated May 3, 2004 announcing the appointment of James Gold as President and Chief Executive Officer of Bergdorf Goodman, Inc.

On May 6, 2004, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated May 6, 2004 announcing revenue results for the four weeks and quarter ended May 1, 2004.

On June 2, 2004, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated June 2, 2004 announcing revenue results for the four weeks ended May 29, 2004.

On June 2, 2004, the Company filed a Current Report on Form 8-K under Item 12 to disclose under Regulation FD the Company’s press release dated June 2, 2004 announcing financial results for the third fiscal quarter ended May 1, 2004.

On June 22, 2004, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated June 22, 2004 announcing that the Company’s Board of Directors declared a quarterly cash dividend.

On July 8, 2004, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD the Company’s press release dated July 8, 2004 announcing revenue results for the five weeks ended July 3, 2004.

4. Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2002.

3.2	Bylaws of the Company, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2003.

4.1	Certificates of Designation with respect to Series A Junior Participating Preferred Stock, Series B Junior Participating Preferred Stock and Series C Junior Participating Preferred Stock. (1)

4.2	Indenture, dated as of May 27, 1998, between the Company and The Bank of New York, as trustee (the “Indenture”). (1)

4.3	Form of 6.65 percent Senior Note Due 2008, dated May 27, 1998, issued by the Company pursuant to the Indenture. (1)

4.4	Form of 7.125 percent Senior Note Due 2028, dated May 27, 1998, issued by the Company pursuant to the Indenture. (1)

4.5

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

10.3*

Employment Agreement between the Company and Burton M. Tansky effective as of August 3, 2003, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2003.

10.4*

Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Phillip L. Maxwell dated November 20, 2002, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.5*	Supplemental Executive Retirement Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.6*	Description of the Company’s Executive Life Insurance Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.7*	Supplementary Executive Medical Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.8*	Key Employee Deferred Compensation Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.9*	Deferred Compensation Plan For Non-Employee Directors, as amended. (1)

10.10*	Confidentiality, Non-Competition and Termination Benefits Agreement between Bergdorf Goodman, Inc. and James J. Gold dated May 3, 2004. (1)

10.11*

Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Karen W. Katz dated November 20, 2002, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2003.

Exhibit No.	Description

10.12

Credit Agreement dated as of June 9, 2004 among the Company, the Lenders parties thereof, Bank of America., N.A., as Syndication Agent, Wachovia Bank, N.A., Wellsfargo Bank National Association, and BNP Paribas, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent.  (1)

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

10.21

Agreement, dated as of September 1, 1999, among the Company and certain holders of the Company’s Class B Common Stock, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

10.22*

Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Nelson A. Bangs dated may 21, 2003, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year August 2, 2003.

10.23*

Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and James E. Skinner dated November 20, 2002, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.24*

Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Marita O’Dea dated November 20, 2002, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

Exhibit No.	Description

10.25*

Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Brendan L. Hoffman dated January 28, 2003, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.27*	Form of 2002 Purchased Restricted Stock Unit Agreement. (1)

10.28*	Form of 2003 Purchased Restricted Stock Unit Agreement. (1)

10.29*	Form of 2002 Restricted Stock Unit Agreement. (1)

10.30*	Form of 2003 Restricted Stock Unit Agreement. (1)

10.31*	Form of Non-Qualified Stock Option Agreement. (1)

10.32*	Form of Regular Restricted Stock Agreement. (1)

10.33*	Form of Retention Restricted Stock Agreement. (1)

10.34*	Form of Purchased Restricted Stock Agreement. (1)

10.35*	Form of Non-Qualified Stock Option Agreement with incremental vesting. (1)

10.36*

Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Steven P. Dennis dated September 9, 2004, incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 14, 2004.

10.37*

Description of annual incentives set by the Compensation Committee of the Board of Directors for the 2005 fiscal year, incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 24, 2004.

10.38*	The Neiman Marcus Group, Inc. Key Employee Bonus Plan, incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 24, 2004.

12.1	Computation of Ratio of Earnings to Fixed Charges (Unaudited). (1)

14.1	The Neiman Marcus Group, Inc. Code of Ethics and Conduct. (1)

14.2	The Neiman Marcus Group, Inc. Code of Ethics for Financial Professionals, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

18.1	Letter regarding Change in Accounting Principle, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

21.1	Subsidiaries of the Company. (1)

23.1	Consent of Deloitte & Touche LLP. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)                               Filed herewith.

*                                      Management contract or compensatory plan or arrangement filed pursuant to Item 14(c) of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Neiman Marcus Group, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of The Neiman Marcus Group, Inc. and subsidiaries as of July 31, 2004 and August 2, 2003, and the related consolidated statements of earnings, cash flows and shareholders’ equity for each of the three years in the period ended July 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Neiman Marcus Group, Inc. and subsidiaries as of July 31, 2004 and August 2, 2003, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The Company changed its method of accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” for the year ended August 2, 2003, as discussed in Note 3 to the Consolidated Financial Statements.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
September 27, 2004

THE NEIMAN MARCUS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	July 31, 2004	August 2, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$368,367	$206,950
Undivided interests in NMG Credit Card Master Trust	—	243,145
Accounts receivable, net of allowance of $10,078 and $424	551,687	22,595
Merchandise inventories	720,277	687,062
Deferred income taxes	9,078	17,586
Other current assets	56,757	68,783
TOTAL CURRENT ASSETS	1,706,166	1,246,121

PROPERTY AND EQUIPMENT
Land, buildings and improvements	615,712	598,471
Fixtures and equipment	729,250	631,393
Construction in progress	101,504	110,475
	1,446,466	1,340,339
Less accumulated depreciation and amortization	752,694	666,154
PROPERTY AND EQUIPMENT, NET	693,772	674,185

OTHER ASSETS, NET	145,812	114,124
TOTAL ASSETS	$2,545,750	$2,034,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$289,282	$262,909
Accrued liabilities	286,833	266,259
Notes payable and current maturities of long-term liabilities	1,563	1,241
Current portion of borrowings under Credit Card Facility	150,000	—
TOTAL CURRENT LIABILITIES	727,678	530,409

LONG-TERM LIABILITIES
Notes and debentures	249,757	249,733
Borrowings under Credit Card Facility	75,000	—
Other long-term liabilities	92,074	108,234
Deferred income taxes	20,381	—
TOTAL LONG-TERM LIABILITIES	437,212	357,967

MINORITY INTEREST	10,298	8,206

COMMITMENTS AND CONTINGENCIES

COMMON STOCKS
Class A Common Stock - $.01 par value; Authorized – 100 million shares; Issued 29,294,405 shares and 28,214,114 shares	293	282
Class B Common Stock - $.01 par value; Authorized – 100 million shares; Issued 19,941,833 shares and 19,666,933 shares	199	197
ADDITIONAL PAID-IN CAPITAL	491,849	458,520
ACCUMULATED OTHER COMPREHENSIVE LOSS	(4,536)	(25,573)
RETAINED EARNINGS	905,330	719,442
TREASURY STOCK (710,227 shares and 524,177 shares, at cost)	(22,573)	(15,020)
TOTAL SHAREHOLDERS’ EQUITY	1,370,562	1,137,848
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,545,750	$2,034,430

See Notes to Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended
(in thousands, except per share data)	July 31, 2004	August 2, 2003	August 3, 2002

Revenues	$3,545,559	$3,098,124	$2,948,332
Cost of goods sold including buying and occupancy costs	2,321,110	2,073,579	1,997,378
Selling, general and administrative expenses	875,360	802,435	776,647
Effect of change in vacation policy	—	—	(16,576)
Impairment and other charges	3,853	—	13,233

Operating earnings	345,236	222,110	177,650

Interest expense, net	15,923	16,270	15,406
Earnings before income taxes, minority interest and change in accounting principle	329,313	205,840	162,244
Income taxes	120,932	79,248	61,653
Earnings before minority interest and change in accounting principle	208,381	126,592	100,591
Minority interest in net earnings of subsidiaries	(3,549)	(2,488)	(1,017)

Earnings before change in accounting principle	204,832	124,104	99,574

Change in accounting principle – writedown of intangible assets, net of taxes	—	(14,801)	—
Net earnings	$204,832	$109,303	$99,574

Weighted average number of common and common equivalent shares outstanding:
Basic	47,997	47,462	47,444
Diluted	48,873	47,795	47,835

Basic earnings per share:
Earnings before change in accounting principle	$4.27	$2.61	$2.10
Change in accounting principle	—	(0.31)	—
Basic earnings per share	$4.27	$2.30	$2.10

Diluted earnings per share:
Earnings before change in accounting principle	$4.19	$2.60	$2.08
Change in accounting principle	—	(0.31)	—
Diluted earnings per share	$4.19	$2.29	$2.08

See Notes to Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands)	July 31, 2004	August 2, 2003	August 3, 2002
CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$204,832	$109,303	$99,574
Change in accounting — non-cash writedown of intangible assets, net of taxes	—	14,801	—
Earnings before change in accounting principle	204,832	124,104	99,574
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	93,801	78,976	76,809
Amortization of intangible assets	—	—	5,284
Deferred income taxes	23,274	7,444	(10,335)
Effect of change in vacation policy	—	—	(16,576)
Impairment and other charges	3,853	—	13,233
Minority interest	3,549	2,488	1,017
Other – primarily costs related to defined benefit pension and other long-term benefit plans	33,222	24,189	13,987
	362,531	237,201	182,993
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(529,092)	(2,817)	929
Increase in merchandise inventories	(33,215)	(30,218)	(7,977)
Decrease (increase) in other current assets	12,026	(22,135)	2,402
Increase in accounts payable and accrued liabilities	40,414	17,770	34,047
Funding of defined benefit pension plan	(45,000)	(30,760)	—
Net cash (used for) provided by operating activities	(192,336)	169,041	212,394
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(118,130)	(99,994)	(149,246)
Transactions related to undivided interests in NMG Credit Card Master Trust:
Purchases of held-to-maturity securities	(240,808)	(956,390)	(946,936)
Maturities of held-to-maturity securities	483,373	922,427	959,051
Proceeds from sale of assets	3,183	—	—
Net cash provided by (used for) investing activities	127,618	(133,957)	(137,131)
CASH FLOWS - FINANCING ACTIVITIES
Proceeds from borrowings	2,750	81,051	130,240
Repayment of debt	(1,500)	(81,051)	(130,000)
Borrowings under Credit Card Facility	225,000	—	—
Acquisition of treasury stock	(7,553)	(15,020)	—
Cash dividends paid	(12,632)	—	—
Distributions paid	(3,727)	(2,432)	(1,688)
Proceeds from exercises of stock options and restricted stock grants	23,797	10,680	7,532
Net cash provided by (used for) financing activities	226,135	(6,772)	6,084
CASH AND CASH EQUIVALENTS
Increase during the year	161,417	28,312	81,347
Beginning balance	206,950	178,638	97,291
Ending balance	$368,367	$206,950	$178,638
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$17,833	$18,071	$18,434
Income taxes	$104,742	$61,860	$62,858

See Notes to Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)	Common Stocks		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
	Class A	Class B
BALANCE AT JULY 28, 2001	$278	$200	$432,726	$(1,029)	$510,565	$—	$942,740
Issuance of 339 shares under stock option plan	3	—	8,633	—	—	—	8,636
Other equity transactions	(1)	—	2,429	—	—	—	2,428
Comprehensive income:
Net earnings	—	—	—	—	99,574	—	99,574
Unrealized gain on financial instruments, net of tax	—	—	—	1,945	—	—	1,945
Other, net of tax	—	—	—	(10)	—	—	(10)
Total comprehensive income							101,509
BALANCE AT AUGUST 3, 2002	280	200	443,788	906	610,139	—	1,055,313
Issuance of 392 shares under stock option plan	4	—	11,840	—	—	—	11,844
Acquisition of treasury stock						(15,020)	(15,020)
Other equity transactions	(2)	(3)	2,892	—	—	—	2,887
Comprehensive income:
Net earnings	—	—	—	—	109,303	—	109,303
Unrealized loss on financial instruments, net of tax	—	—	—	(172)	—	—	(172)
Minimum pension liability, net of tax	—	—	—	(26,744)	—	—	(26,744)
Other, net of tax	—	—	—	437	—	—	437
Total comprehensive income	—	—	—	—	—	—	82,824
BALANCE AT AUGUST 2, 2003	282	197	458,520	(25,573)	719,442	(15,020)	1,137,848
Issuance of 781 shares under stock option plan	8	—	28,138	—	—	—	28,146
Acquisition of treasury stock	—	—	—	—	—	(7,553)	(7,553)
Cash dividends declared ($0.13 per share)	—	—	—	—	(18,944)	—	(18,944)
Other equity transactions	3	2	5,191	—	—	—	5,196
Comprehensive income:
Net earnings	—	—	—	—	204,832	—	204,832
Unrealized loss on financial instruments, net of tax	—	—	—	(1,290)	—	—	(1,290)
Minimum pension liability, net of tax	—	—	—	22,071	—	—	22,071
Other, net of tax	—	—	—	256	—	—	256
Total comprehensive income				—			225,869
BALANCE AT JULY 31, 2004	$293	$199	$491,849	$(4,536)	$905,330	$(22,573)	$1,370,562

See Notes to Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The Consolidated Financial Statements of The Neiman Marcus Group, Inc. and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles.  The Company’s businesses consist of Specialty Retail Stores (Specialty Retail Stores), primarily Neiman Marcus Stores and Bergdorf Goodman, and Neiman Marcus Direct, the Company’s direct marketing operation (Direct Marketing).

The Company owns a 51 percent interest in Gurwitch Products, LLC, which distributes and markets the Laura Mercier cosmetic line, and a 56 percent interest in Kate Spade LLC, a manufacturer and retailer of high-end designer handbags and accessories (the Brand Development Companies).  All significant intercompany accounts and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to July 31.  All references to 2004 relate to the fifty-two weeks ended July 31, 2004; all references to 2003 relate to the fifty-two weeks ended August 2, 2003 and all references to 2002 relate to the fifty-three weeks ended August 3, 2002.  References to 2005 relate to the fifty-two weeks ending July 30, 2005.

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

Cash and Cash Equivalents.  Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks and overnight investments with banks and financial institutions.  Cash equivalents are stated at cost, which approximates fair value.  The Company’s cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis.  Accounts payable includes $53.5 million of outstanding checks not yet presented for payment at July 31, 2004 and $48.9 million at August 2, 2003.

Accounts Receivable.  Accounts receivable primarily consist of the Company’s proprietary credit card receivables, third-party credit card receivables and the net trade receivables of the Brand Development Companies.  The Company extends credit to certain of its customers pursuant to its proprietary retail credit card program.  The Company’s credit operations generate finance charge income, which is recognized as income when earned and is recorded as a reduction of selling, general and administrative expenses.  Concentration of credit risk with respect to trade receivables is limited due to the large number of customers to whom the Company extends credit. Ongoing evaluation of customers’ credit is performed and collateral is not required as a condition of extending credit.

The Company maintains reserves for potential credit losses.  The Company evaluates the collectibility of its accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance.

Merchandise Inventories and Cost Of Goods Sold.  The Company utilizes the retail method of accounting for substantially all of its merchandise inventories.  Merchandise inventories are stated at the lower of cost or market.  The retail inventory method is widely used in the retail industry due to its practicality.

Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of inventories.  The cost of the inventory reflected on the consolidated balance sheet is decreased by charges to cost of goods sold at the time the retail value of the inventory is lowered through the use of markdowns.  Hence, earnings are negatively impacted when merchandise is marked down.

The Company’s sales activities are conducted during two primary selling seasons — Fall and Spring.  The Fall selling season is conducted primarily in the Company’s first and second quarters and the Spring selling season is conducted primarily in the third and fourth quarters.  During each season, the Company records markdowns to reduce the retail value of its inventories.  Factors considered in determining markdowns include current and anticipated demand, customer preferences, age of merchandise and fashion trends.  During the season, the Company records both temporary and permanent markdowns.  Temporary markdowns are recorded at the time of sale and reduce the retail value of only the goods sold.  Permanent markdowns are designated primarily for clearance activity and reduce the retail value of all goods subject to markdown that are held by the Company.  At the end of each selling season, the Company records permanent markdowns for clearance goods remaining in ending inventory.

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

Consistent with industry business practice, the Company receives allowances from certain of its vendors in support of the merchandise purchased by the Company for resale.  Certain allowances are received to reimburse the Company for markdowns taken and/or to support the gross margins earned by the Company in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when the allowances are earned by the Company and approved by the vendor.  Other allowances received by the Company represent reductions to the amounts paid by the Company to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized as an increase to gross margin at the time the goods are sold.  The amounts of vendor reimbursements received by the Company did not have a significant impact on the year-over-year change in gross margin in 2004, 2003 or 2002.

The Company obtains certain merchandise, primarily precious jewelry, on a consignment basis in order to expand its product assortment.  Consignment merchandise with a cost basis of approximately $220.4 million at July 31, 2004 and approximately $214.0 million at August 2, 2003 is not reflected in the consolidated balance sheets.

Forward Exchange Contracts.  The Company enters into forward exchange contracts to hedge forecasted inventory purchases denominated in foreign currencies. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on cash flows.  The settlement terms of the forward contracts, including amount, currency and maturity, correspond with the payment terms for purchases of merchandise inventories.  The forward exchange contracts represent derivative instruments and are recorded at fair value in the accompanying Consolidated Financial Statements.  These contracts have been designated and accounted for as cash flow hedges.  Gains and losses related to the Company’s foreign currency exchange contracts that qualify as hedges are deferred and recognized in cost of goods sold in the period the inventory is sold.

As of July 31, 2004, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $21.8 million. The contracts have varying maturity dates through February 2005.  At July 31, 2004, the fair value of the Company’s outstanding foreign currency exchange contracts was a liability of approximately $0.9 million. This amount, net of taxes ($0.5 million), is reflected in other comprehensive income in the accompanying consolidated statements of shareholders’ equity.

Long-lived Assets.  Property and equipment are stated at historical cost less accumulated depreciation.  For financial reporting purposes, depreciation is computed principally using the straight-line method over the estimated useful lives of the assets.  Buildings and improvements are depreciated over 5 to 30 years while fixtures and equipment are depreciated over 3 to 15 years.  Costs incurred for the development of internal computer software are capitalized and amortized using the straight-line method over 3 to 10 years.

The Company receives contributions from developers and merchandise vendors to fund building improvements and the construction of vendor boutiques in the Company’s retail stores.  Such contributions are netted against the Company’s capital expenditures and aggregated $11.1 million in 2004, $35.2 million in 2003 and $25.9 million in 2002.

To the extent the Company remodels or otherwise replaces or disposes of property and equipment prior to the end of the assigned depreciable lives, the Company could realize a loss or gain on the disposition.  To the extent assets continue to be used beyond their assigned depreciable lives, no depreciation expense is incurred.  The Company reassesses the depreciable lives of its long-lived assets in an effort to reduce the risk of significant losses or gains at disposition and utilization of assets with no depreciation charges.  The reassessment of depreciable lives involves utilizing historical remodel and disposition activity and forward-looking capital expenditure plans.

Recoverability of the carrying value of store assets is assessed annually and upon the occurrence of certain events (e.g., opening a new store near an existing store or announcing plans for a store closing).  The recoverability assessment requires judgment and estimates of future store generated cash flows.  The underlying estimates of cash flows include estimates for future revenues, gross margin rates and store expenses and are based upon the stores’ past and expected future performance.  New stores may require two to five years to develop a customer base necessary to generate the cash flows of the Company’s more mature stores.  To the extent management’s estimates for revenue growth and gross margin improvement are not realized, future annual assessments could result in impairment charges.

Recoverability of goodwill and intangible assets is assessed annually and upon the occurrence of certain events.  The recoverability assessment requires management to make judgments and estimates regarding fair values.  Fair values are determined using estimated future cash flows, including growth assumptions for future revenues, gross margin rates and other estimates.  To the extent that management’s estimates are not realized, future assessments could result in impairment charges.

Benefit Plans.  The Company sponsors a noncontributory defined benefit pension plan (Pension Plan) covering substantially all full-time employees and an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits.  In calculating its obligations and related expense, the Company makes various assumptions and estimates, after consulting with outside actuaries and advisors.  The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants and allocating this cost to the periods in which services are expected to be rendered.  The Company uses the projected unit credit method in recognizing pension liabilities.  The Pension and SERP Plans are valued annually as of the beginning of each fiscal year.

Significant assumptions related to the calculation of the Company’s obligations include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan and the average rate of compensation increase by plan participants.  These actuarial assumptions are reviewed annually based upon currently available information.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses are comprised principally of the costs related to employee compensation and benefits in the selling and administrative support areas, preopening expenses, advertising and catalog costs, loyalty program costs, insurance expense and income and expenses related to the Company’s proprietary credit card portfolio.

The Company receives allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendors’ merchandise.  These allowances are netted against the related compensation expense incurred by the Company.  Amounts received from vendors related to compensation programs were $46.3 million in 2004, $41.1 million in 2003 and $37.0 million in 2002.

Preopening Expenses.  Preopening expenses primarily consist of payroll and related media costs incurred in connection with new and replacement store openings and are expensed when incurred.  The Company opened no new stores in 2004 and had no preopening expenses in 2004.  Preopening expenses were $8.0 million for 2003 and $5.2 million for 2002.

Advertising and Catalog Costs.  The Company incurs costs to advertise and promote the merchandise assortment offered by both Specialty Retail Stores and Direct Marketing.  Advertising costs incurred by the Specialty Retail Stores consist primarily of print media costs related to promotional materials mailed to its customers.  These costs are expensed at the time of mailing to the customer.  Advertising costs incurred by Direct Marketing relate to the production, printing and distribution of its print catalogs and the production of the photographic content on its websites.  The costs of print catalogs are amortized during the periods the expected revenues from such catalogs are expected to be generated, generally three to six months.  The costs incurred to produce the photographic content on the Company’s websites are expensed at the time the images are first loaded onto the website.  Website design costs are expensed as incurred.

Deferred direct response advertising amounts included in other current assets in the consolidated balance sheets were $10.3 million as of July 31, 2004 and $11.0 million as of August 2, 2003.  Net advertising expenses were $125.0 million in 2004, $113.7 million in 2003 and $110.3 million in 2002.

Consistent with industry practice, the Company receives advertising allowances from certain of its merchandise vendors.  Substantially all the advertising allowances received represent reimbursements of direct, specific and incremental costs incurred by the Company to promote the vendor’s merchandise in connection with the Company’s various advertising programs, primarily catalogs and other print media.  As a result, these allowances are recorded as a reduction of the Company’s advertising costs included in the selling, general and administrative expenses when earned.  Vendor allowances earned and recorded as a reduction to selling, general and administrative expenses aggregated approximately $55.3 million in 2004, $53.2 million in 2003 and $49.8 million in 2002.

Beginning in the third quarter of 2003, the Company began to record the portion of advertising allowances received by the Company not representing the reimbursement of direct, specific and incremental advertising costs as a reduction of the cost of merchandise purchased in accordance with the provisions of Emerging Issues Task Force Issue (EITF) 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.”  Under these rules, allowances are realized and recorded by the Company as a reduction of cost of goods sold in the periods in which the goods are sold.  These allowances were previously recorded as a reduction of selling, general and administrative expenses when received.

The Company believes that the impact of the accounting change related to the implementation of the provisions of EITF 02-16 did not have a material impact on the year-to-year comparison of its operating results for the periods presented.

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

Stock-Based Compensation.  The Company accounts for stock-based compensation awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock-based awards are recognized in an amount equal to the difference between the exercise price of the award and its fair value at the date of grant.  Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the Company’s common stock on the grant date.

The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model for 2004, 2003 and 2002:

	Years Ended
(in thousands, except per share data)	July 31, 2004	August 2, 2003	August 3, 2002

Net earnings:
As reported	$204,832	$109,303	$99,574
Less: stock-based employee compensation expense determined under fair value based method, net of related taxes	(8,687)	(7,847)	(6,542)
Pro forma	$196,145	$101,456	$93,032

Basic earnings per share:
As reported	$4.27	$2.30	$2.10
Pro forma	$4.09	$2.14	$1.96

Diluted earnings per share:
As reported	$4.19	$2.29	$2.08
Pro forma	$4.01	$2.12	$1.94

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2004, 2003 and 2002:

	Years Ended
	July 31, 2004	August 2, 2003	August 3, 2002

Expected life (years)	5	5	7
Expected volatility	32.7%	36.6%	40.7%
Risk-free interest rate	3.1%	3.0%	5.4%

The weighted-average fair value of options granted was $14.79 in 2004, $11.40 in 2003 and $12.73 in 2002.

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

Income Taxes.  The Company is routinely under audit by federal, state or local authorities in the area of income taxes.  These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures.  Based on its annual evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures.  To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of recorded reserves, the Company’s effective tax rate in a given financial statement period could be materially impacted.

Basic and Diluted Net Income Per Share.  Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  The dilutive effect of stock options and other common stock equivalents, including contingently returnable shares, is included in the calculation of diluted earnings per share using the treasury stock method.

Recent Accounting Pronouncements.  In December 2003, the Financial Accounting Standards Board (FASB), revised SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits,” (SFAS No. 132R) which requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  SFAS No. 132R was effective January 31, 2004 and the Company has provided the revised disclosures.

In December 2003, the U.S. Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) that will provide a prescription drug subsidy, beginning in 2006, to companies that sponsor postretirement health care plans that provide drug benefits.  Additional legislation is anticipated that will clarify whether a company is eligible for the subsidy, the amount of the subsidy available and the procedures to be followed in obtaining the subsidy.  In May 2004, the FASB issued Staff Position 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” that provides guidance on the accounting and disclosure for the effects of the Act.  The Company is evaluating the impact of the Act on its Postretirement Plan as well as future actions that the Company might take in response to the Act.  As a result, the Company is currently unable to quantify the effects of this legislation on its obligations pursuant to the Postretirement Plan.

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

The Company continues to service the credit card receivables and receives a contractually defined servicing fee.  Total credit card receivables held by the Trust and serviced by the Company aggregated $525.7 million as of July 31, 2004.  Servicing fees earned by the Company were $6.3 million in each of 2004, 2003 and 2002.

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

From the inception of the Credit Card Facility until December 2003, the Company’s transfers and sales of credit card receivables pursuant to the terms of the Credit Card Facility were accounted for as sales (Off-Balance Sheet Accounting).  As a result, $225 million of credit card receivables were removed from the Company’s balance sheet at the inception of the Credit Card Facility and the Company’s $225 million repayment obligation to the holders of the certificates representing the Sold Interests was not required to be shown as a liability on the Company’s consolidated balance sheet.  During the period the transfers and sales qualified for Off-Balance Sheet Accounting, the Retained Interests were shown as “Undivided interests in NMG Credit Card Master Trust” on the Company’s consolidated balance sheets.

Transfers to the Trust ceased to qualify for Off-Balance Sheet Accounting beginning in December 2003 since the contractual life of the receivables transferred after November 2003 is estimated to extend to September 2005 when the Repurchase Option becomes exercisable.  Rather, these transfers were recorded as secured borrowings by the Company (Financing Accounting).  As a consequence, the credit card receivables generated after November 2003 remained on the Company’s balance sheet.  The transition period from Off-Balance Sheet Accounting to Financing Accounting (Transition Period) lasted approximately four months (December 2003 to March 2004).  During the Transition Period, cash collections of receivables were allocated to the previous Sold Interests and Retained Interests until such time as those balances were reduced to zero and the Company recorded a liability for its repayment obligation to the holders of the $225 million of certificates representing the Sold Interests.

A reconciliation of the outstanding balance of the Company’s accounts receivable to the balances recorded by the Company at July 31, 2004 and August 2, 2003 is as follows:

(in millions)	July 31, 2004	August 2, 2003

Credit card receivables	$525.7	$468.1
Other receivables	26.0	22.6
	551.7	490.7
Less: Sold Interests originally qualifying for Off-Balance Sheet Accounting	—	(225.0)
Net balance	$551.7	$265.7

Amounts reflected in the Company’s balance sheet:
Undivided interests in NMG Credit Card Master Trust	$—	$243.1
Accounts receivable	551.7	22.6
	$551.7	$265.7

Current portion of borrowings under Credit Card Facility	$150.0	$—
Long-term borrowings under Credit Card Facility	75.0	—
	$225.0	$—

At the completion of the Transition Period, the Company’s entire credit card portfolio was included in accounts receivable in its consolidated balance sheet and the $225 million repayment obligation was shown as a liability.

As of the start of the Transition Period in December 2003, the carrying value of the Retained Interests exceeded face value by approximately $7.6 million as a result of the application of the provisions of current accounting rules related to the calculation of the gains on sale of the previous Sold Interests and the valuation of both Sold and Retained Interests.  During the Transition Period, the $7.6 million premium was amortized as a reduction of the Company’s net earnings from its credit card portfolio (recorded as a reduction of selling, general and administrative expenses in the consolidated statements of earnings).  Of the $7.6 million premium, $5.3 million was amortized in the second quarter of 2004 and the remaining $2.3 million was amortized in the third quarter of 2004.

NOTE 3.  Goodwill and Intangible Assets

The significant components of goodwill and intangible assets, included in other assets in the accompanying consolidated balance sheets, are as follows:

(in thousands)	July 31, 2004	August 2, 2003

Goodwill	$23,747	$23,747
Trademarks	64,945	68,797
	$88,692	$92,544

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

In connection with the adoption of the provisions of SFAS No. 142, the Company engaged third-party appraisal experts to assist with the determination of the fair value of its goodwill and intangible assets.  Fair value was determined using a discounted cash flow methodology.  For each of the Company’s operating segments, a summary of the intangible assets recorded by the Company as of the beginning of the first quarter of 2003 in accordance with the cost-based accounting model established by previous accounting principles and the adjustments required during 2003 and 2004 in accordance with the fair value model of SFAS No. 142 are as follows:

	Carrying Value at	SFAS No. 142 Adjustments			Adjusted
	August 4,	At	During	During	Carrying
(in thousands)	2002	Adoption	2003	2004	Value
Direct Marketing
Goodwill	$23,747	$—	$—	$—	$23,747
Indefinite-lived tradenames	60,732	(24,066)	(813)	(3,853)	32,000

Other
Indefinite-lived tradenames	32,945	—	—	—	32,945
	$117,424	$(24,066)	$(813)	$(3,853)	$88,692

The $24.1 million writedown in the carrying value of the indefinite-lived intangible assets of the Company’s Direct Marketing segment required upon adoption of SFAS No. 142 is reflected as a change in accounting principle ($14.8 million, net of taxes) in the accompanying consolidated statements of earnings.  The additional writedowns of $0.8 million in 2003 (included in selling, general and administrative expenses) and $3.9 million in 2004 were required based upon current estimates of future cash flows.

The Company ceased amortization of its goodwill and indefinite-lived intangible assets as of the beginning of 2003.  Amortization expense was approximately $5.3 million in 2002 and reduced diluted earnings per share by $0.07 for the period.

NOTE 4.  Accrued Liabilities

The significant components of accrued liabilities are as follows:

(in thousands)	July 31, 2004	August 2, 2003

Accrued salaries and related liabilities	$63,452	$43,704
Amounts due customers	40,318	36,770
Self-insurance reserves	39,067	34,897
Sales returns	31,487	26,674
Loyalty program liability	14,283	11,514
Sales tax	12,712	21,341
Income taxes payable	12,519	28,994
Other	72,995	62,365
Total	$286,833	$266,259

NOTE 5.  Long-term Debt

The significant components of the Company’s long-term debt are as follows:

(in thousands)	Interest Rate	July 31, 2004	August 2, 2003

Senior unsecured notes	6.65%	$124,941	$124,926
Senior unsecured debentures	7.125%	124,816	124,807
Credit Card Facility	LIBOR + 0.27%	225,000	—
		474,757	249,733
Less: current portion		150,000	—
Long-term debt		$324,757	$249,733

Effective June 9, 2004, the Company entered into a five-year unsecured revolving credit agreement (the Credit Agreement) with a group of seventeen banks that provides for borrowings of up to $350 million.  The Company has two types of borrowing options under the Credit Agreement, a “committed” borrowing and a “competitive bid” borrowing.  The rate of interest payable under a “committed” borrowing is based on one of two pricing options selected by the Company, the level of outstanding borrowings and the rating of the Company’s senior unsecured long-term debt by Moody’s and Standard & Poor’s.  The pricing options available to the Company under a “committed” borrowing are based on either LIBOR plus 0.40 percent to 1.50 percent or a “base” rate.  The base rate is determined based on the higher of the Prime Rate or the Federal Funds Rate plus 0.50 percent and a “base” rate margin of up to 0.50 percent.  The rate of interest payable under a “competitive bid” borrowing is based on one of two pricing options selected by the Company.  The pricing options are based on either LIBOR plus a competitive bid margin or an absolute rate, both determined in the competitive auction process.  Changes in the ratings of the senior unsecured long-term debt do not represent an event of default, accelerate repayment of any outstanding borrowings or alter any other terms of the Credit Agreement.  The Credit Agreement contains covenants that require the Company to maintain certain leverage and fixed charge ratios.  The Credit Agreement replaces a previous $300 million unsecured credit facility.  At July 31, 2004, the Company had no borrowings outstanding under the Credit Agreement.

In May 1998, the Company issued $250 million of unsecured senior notes and debentures to the public.  This debt is comprised of $125 million of 6.65 percent senior notes, due 2008 and $125 million of 7.125 percent senior debentures, due 2028.  Interest on the securities is payable semiannually.  Based upon quoted prices, the fair value of the Company’s senior notes and debentures aggregated $268.3 million as of July 31, 2004 and $265.0 million as of August 2, 2003.

At July 31, 2004, the Company has $225.0 million borrowings under its revolving Credit Card Facility.  Repayment of this obligation begins in April 2005 in six monthly installments of $37.5 million.  Therefore, $150.0 million of this obligation is included in current liabilities and $75.0 million is included in long-term liabilities as of July 31, 2004 in the accompanying consolidated balance sheets.    Outstanding borrowings under the Credit Card Facility bear interest at a contractually-defined rate of one-month LIBOR plus 0.27 percent (1.65 percent at July 31, 2004) and are payable monthly to the holders of the Class A Certificates.  The interest distributions to the Class A Certificate holders are payable from the finance charge income generated by the credit card receivables.  For the periods prior to December 2003 when the borrowings under the Credit Card Facility qualified for Off-Balance Sheet Accounting, the interest distributions to the Class A Certificate holders were charged to selling, general and administrative expenses and aggregated $1.8 million in 2004, $4.2 million in 2003 and $5.9 million in 2002.

The significant components of interest expense are as follows:

	Years Ended
(in thousands)	July 31, 2004	August 2, 2003	August 3, 2002

Credit Agreement	$422	$430	$1,532
Senior notes	8,308	8,308	8,468
Senior debentures	8,904	8,904	9,075
Credit Card Facility	1,778	—	—
Debt issue cost amortization and other	1,679	1,298	2,008
Total interest expense	$21,091	$18,940	$21,083

Less:
Interest income	$2,132	$1,245	$2,561
Capitalized interest	3,036	1,425	3,116
Interest expense, net	$15,923	$16,270	$15,406

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

Cash dividend program.  In the second quarter of 2004, the Company’s Board of Directors initiated a quarterly cash dividend of $0.13 per share.  The Company declared dividends on January 30, 2004, April 30, 2004 and July 30, 2004 aggregating $18.9 million, of which dividends payable of $6.3 million were included in accrued liabilities in the accompanying consolidated balance sheet as of July 31, 2004 and were paid in August 2004.

Stock Repurchase Program.  In prior years, the Company’s Board of Directors authorized various stock repurchase programs and increases in the number of shares subject to repurchase.  In 2004, the Company repurchased 175,600 shares at an average purchase price of $40.01 during the first quarter and 10,450 shares at an average price of $50.48 during the fourth quarter.  During the second quarter of 2003, the Company repurchased 524,177 shares at an average purchase price of $28.65.  During 2002, there were no stock repurchases under the stock repurchase program.  As of July 31, 2004, approximately 1.2 million shares remain available for repurchase under the Company’s stock repurchase programs.

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

Common Stock Incentive Plans.  The Company has established common stock incentive plans allowing for the granting of stock options, stock appreciation rights, restricted stock and other stock-based awards to its employees.  The Company previously adopted the 1997 Incentive Plan (1997 Plan) which is currently used for grants of equity-based awards to employees.  All outstanding equity-based awards at July 31, 2004 were granted under the Company’s 1997 Plan and the 1987 Stock Incentive Plan.  At July 31, 2004, there were 1.8 million shares of common stock available for grant under the 1997 Plan.

In 2004 and 2003, the Company made stock-based awards in the form of 1) restricted stock awards for which there was no exercise price payable by the employee and 2) purchased restricted stock awards for which the exercise price was equal to 50 percent of the fair value of the Company’s common stock on the date of grant.  In 2004, the restricted stock and purchased restricted stock awards aggregated 254,757 shares at a weighted-average exercise price of $15.89 as of the grant date.  In 2003, the restricted stock and purchased restricted stock awards aggregated 105,110 shares at a weighted-average exercise price of $8.88 as of the grant date.  The Company did not make any restricted stock grants in 2002.

Compensation cost for restricted stock and purchased restricted stock awards is recognized in an amount equal to the difference between the exercise price of the award and its fair value at the date of grant.  Such expense is recorded on a straight-line basis over the expected life of the award with the offsetting entry to additional paid-in capital.  For performance accelerated restricted stock, the expected life is determined based on management’s best estimate of the number of years from the grant date to the date at which it is probable that the performance targets will be met (four or five years, depending on the grant).  Compensation cost is calculated as if all instruments granted that are subject only to a service requirement will vest.  Compensation expense related to restricted stock grants was $3.1 million in 2004, $2.4 million in 2003 and $2.4 million in 2002.

A summary of the status of the Company’s 1997 and 1987 Stock Incentive Plans as of July 31, 2004, August 2, 2003 and August 3, 2002 and changes during the fiscal years ended on those dates are presented in the following table:

	July 31, 2004		August 2, 2003		August 3, 2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,079,705	$29.54	2,894,300	$28.59	2,753,900	$28.78
Granted	903,650	43.33	822,525	30.93	542,500	24.50
Exercised	(780,600)	29.34	(392,300)	25.96	(338,550)	23.52
Canceled	(193,600)	35.16	(244,820)	28.93	(63,550)	27.48
Outstanding at end of year	3,009,155	$33.37	3,079,705	$29.54	2,894,300	$28.59
Exercisable at year end	713,110	$28.68	1,012,790	$29.39	834,570	$28.39

Options outstanding at July 31, 2004 were granted at prices (not less than 100 percent of the fair market value on the date of the grant) varying from $14.375 to $53.08.  Options granted during 2004 cliff vest on the third anniversary of the grant and expire six years from the grant date.  Options granted prior to 2003 vest ratably over five years and expire after ten years.  There were 151 employees with options outstanding at July 31, 2004.

The following table summarizes information about the Company’s stock options as of July 31, 2004:

Options Outstanding				Options Exercisable
Range Of Exercise Prices	Shares Outstanding At July 31, 2004	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Outstanding At July 31, 2004	Weighted- Average Exercise Price

$ 14.38 - $ 15.38	6,700	0.6	$14.85	6,700	$14.85
$ 23.13 - $ 29.19	833,130	5.9	$24.44	410,460	$24.54
$ 30.35 - $ 36.50	1,333,975	4.8	$32.83	295,950	$34.75
$ 43.05 - $ 53.08	835,350	5.2	$43.29	—	$—

	3,009,155	5.2	$33.37	713,110	$28.68

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

NOTE 7.  Income Taxes

The significant components of income tax expense are as follows:

	Years Ended
(in thousands)	July 31, 2004	August 2, 2003	August 3, 2002

Current:
Federal	$93,963	$64,758	$67,015
State	3,328	6,854	4,837
Foreign	367	192	136
	97,658	71,804	71,988
Deferred:
Federal	21,177	6,944	(9,620)
State	2,097	500	(715)
	23,274	7,444	(10,335)
Income tax expense	$120,932	$79,248	$61,653

A reconciliation of income tax expense to the amount calculated based on the federal and state statutory rates are as follows:

	Years Ended
(in thousands)	July 31, 2004	August 2, 2003	August 3, 2002

Income tax expense at statutory rate	$115,260	$72,044	$56,785
State income taxes, net of federal income tax benefit	12,925	7,354	4,122
Tax benefit related to favorable state tax settlements	(7,500)	—	—
Other	247	(150)	746
Total	$120,932	$79,248	$61,653

The Company’s effective income tax rate was 36.7 percent in 2004, 38.5 percent in 2003 and 38.0 percent in 2002.  In the second quarter of 2004, the Company recognized a net income tax benefit of $7.5 million related to favorable settlements associated with previous state tax filings.  Excluding this benefit, the effective tax rate was 39.0 percent for 2004.

Significant components of the Company’s net deferred income tax asset are as follows:

(in thousands)	July 31, 2004	August 2, 2003

Deferred income tax assets:
Accruals and reserves	$27,618	$29,096
Employee benefits	42,891	41,079
Other	2,629	1,845
Total deferred tax assets	$73,138	$72,020

Deferred income tax liabilities:
Inventory	$(10,951)	$(6,602)
Depreciation and amortization	(49,133)	(36,803)
Pension accrual	(17,517)	—
Other	(6,840)	(3,714)
Total deferred tax liabilities	(84,441)	(47,119)
Net deferred income tax (liability) asset	$(11,303)	$24,901

Net deferred income tax (liability) asset:
Current	$9,078	$17,586
Non-current	(20,381)	7,315
Total	$(11,303)	$24,901

The net deferred tax liability of $11.3 million at July 31, 2004 increased $36.2 million from a net deferred tax asset of $24.9 million at August 2, 2003.  This increase was comprised of the deferred tax provision of $23.3 million charged to earnings in 2004 as well as amounts charged directly to other comprehensive loss in the statement of shareholders' equity, primarily related to the increase in the funded position of the Pension Plan in 2004 (as more fully described in Note 8).  The Company believes it is more likely than not that it will realize the benefits of its recorded deferred tax assets.

NOTE 8.  Employee Benefit Plans

Description of Benefit Plans.  The Company sponsors a defined benefit pension plan (Pension Plan) covering substantially all full-time employees.  The Company also sponsors an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits.  Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.

Retirees and active employees hired prior to March 1, 1989 are eligible for certain limited postretirement health care benefits (Postretirement Plan) if they meet certain service and minimum age requirements. The cost of these benefits is accrued during the years in which an employee provides services.  The Company paid postretirement health care benefit claims of $1.8 million during 2004, $2.3 million during 2003 and $1.7 million during 2002.

The Company has a qualified defined contribution 401(k) plan, which covers substantially all employees. Employees make contributions to the plan and the Company matches 100 percent of the first 2 percent and 25 percent of the next 4 percent of an employee’s contribution up to a maximum of 6 percent of the employee’s compensation.  The Company also sponsors an unfunded key employee deferred compensation plan, which provides certain employees additional benefits, a profit sharing and a defined contribution retirement plan for employees of Kate Spade LLC and a qualified defined contribution 401(k) plan for employees of Gurwitch Products, LLC.  The Company’s aggregate contributions to these plans were approximately $9.5 million for 2004, $9.3 million for 2003 and $8.9 million for 2002.

Costs of Benefits.  The components of the expenses incurred by the Company under its Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Years Ended
(in thousands)	July 31, 2004	August 2, 2003	August 3, 2002

Pension Plan:
Service cost	$10,827	$9,110	$8,422
Interest cost	16,484	15,196	13,571
Expected return on plan assets	(16,527)	(14,591)	(14,389)
Net amortization of losses and prior service costs	3,192	407	283
Pension Plan expense	$13,976	$10,122	$7,887

SERP Plan:
Service cost	$1,345	$1,159	$961
Interest cost	3,849	3,700	3,199
Net amortization of losses and prior service costs	1,444	1,181	200
SERP Plan expense	$6,638	$6,040	$4,360

Postretirement Plan:
Service cost	$81	$92	$86
Interest cost	1,570	1,614	1,214
Net amortization of losses	450	322	—
Postretirement expense	$2,101	$2,028	$1,300

Benefit Obligations.  The Company’s obligations for the Pension Plan, SERP Plan and Postretirement Plan are valued annually as of the beginning of each fiscal year.  With respect to the Pension Plan and the SERP Plan, the Company’s obligations consist of both a projected benefit obligation (PBO) and an accumulated benefit obligation (ABO).  The PBO represents the actuarial present value of benefits ultimately payable to plan participants for both past and future services expected to be provided by the plan participants to the Company.  The ABO represents the actuarial present value of benefits payable to plan participants for only services rendered at the valuation date.  The Company’s obligations pursuant to its Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Pension Plan		SERP Plan		Postretirement Plan
(in thousands)	2004	2003	2004	2003	2004	2003

Projected benefit obligations:
Beginning of year	$244,997	$197,599	$57,638	$46,480	$24,907	$22,924
Service cost	10,827	9,110	1,345	1,159	81	92
Interest cost	16,484	15,196	3,849	3,700	1,570	1,614
Actuarial loss (gain)	16,829	29,446	4,713	7,665	(4,378)	2,035
Benefits paid, net	(7,714)	(6,354)	(1,681)	(1,366)	(1,186)	(1,758)
End of year	$281,423	$244,997	$65,864	$57,638	$20,994	$24,907

Accumulated benefit obligations:
Beginning of year	$207,834	$175,903	$49,082	$38,689
End of year	$240,082	$207,834	$56,209	$49,082

A summary of expected benefit payments related to the Company’s Pension Plan, SERP Plan and Postretirement Plan is as follows:

(in thousands)	Pension Plan	SERP Plan	Postretirement Plan

Fiscal year 2005	$8,800	$2,412	$1,484
Fiscal year 2006	9,454	2,553	1,535
Fiscal year 2007	10,192	2,733	1,567
Fiscal year 2008	11,039	2,760	1,593
Fiscal year 2009	12,009	3,293	1,614
Fiscal years 2010-2014	$78,041	$22,337	$8,042

Actuarial Assumptions.  Significant assumptions related to the calculation of the Company’s obligations pursuant to its employee benefit plans include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan, the average rate of compensation increase by Pension Plan and SERP Plan participants and the health care cost trend rate for the Postretirement Plan.  These actuarial assumptions are reviewed annually based upon currently available information.  The assumptions utilized by the Company in calculating the projected benefit obligations and periodic expense of its Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Years Ended
	July 31, 2004	August 1, 2003	August 1, 2002

Pension Plan:
Discount rate	6.25%	6.50%	7.25%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of future compensation increase	4.50%	4.50%	5.00%

SERP Plan:
Discount rate	6.25%	6.50%	7.25%
Rate of future compensation increase	4.50%	4.50%	5.00%

Postretirement Plan:
Discount rate	6.25%	6.50%	7.25%
Initial health care cost trend rate	10.00%	11.00%	12.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%

Discount rate.  The assumed discount rate utilized is based, in part, upon the Moody’s Aa corporate bond yield as of the measurement date.  The discount rate is utilized principally in calculating the actuarial present value of the Company’s obligations and periodic expense pursuant to its employee benefit plans.  At July 31, 2004, the discount rate was 6.25 percent.  To the extent the discount rate increases or decreases, the Company’s Pension Plan obligation is decreased or increased accordingly.

The estimated effect of a 0.25 percent decrease in the discount rate would increase the Pension Plan obligation by $10.1 million and increase annual Pension Plan expense by $1.1 million.  The estimated effect of a 0.25 percent decrease in the discount rate would increase the SERP Plan obligation by $2.2 million and increase the SERP Plan annual expense by $0.2 million.  The estimated effect of a 0.25 percent decrease in the discount rate would increase the Postretirement Plan obligation by $0.6 million and increase the Postretirement Plan annual expense by an immaterial amount.

Expected long-term rate of return on plan assets.  The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation.  During 2004, the Company utilized 8.0 percent as the expected long-term rate of return on plan assets.  The Company periodically evaluates the allocation between investment categories of the assets held by the Pension Plan.  The expected average long-term rate of return on assets is based principally on the counsel of the Company’s outside actuaries and advisors.  This rate is utilized primarily in calculating the expected return on plan assets component of the annual pension expense.  To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected.  Rather this gain reduces future pension expense over a period of approximately 12 to 18 years.  To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected.  Rather this loss increases pension expense over approximately 12 to 18 years.

Rate of future compensation increase.  The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees.  The Company utilized a rate of 4.5 percent for the periods beginning July 31, 2004.  This rate is utilized principally in calculating the obligation and annual expense for the Pension and SERP Plans.  The estimated effect of a 0.25 percent increase in the assumed rate of compensation increase would increase the projected benefit obligation for the Pension Plan by $1.8 million and increase annual pension expense by $0.4 million.  The estimated effect of a 0.25 percent increase in the assumed rate of compensation increase would increase the SERP Plan projected benefit obligation by $0.8 million and increase the SERP Plan annual expense by $0.2 million.

Health care cost trend rate.  The assumed health care cost trend rate represents the Company’s estimate of the annual rates of change in the costs of the health care benefits currently provided by the Postretirement Plan.  The health care cost trend rate implicitly considers estimates of health care inflation, changes in health care utilization and delivery patterns, technological advances and changes in the health status of the plan participants.  The Company utilized a health care cost trend rate of 10% as of July 31, 2004, trending down over time to an ultimate health care cost trend rate of 5%.  If the assumed health care cost trend rate were increased one percentage point, Postretirement Plan costs for 2004 would have been $0.2 million higher and the accumulated postretirement benefit obligation as of July 31, 2004 would have been $1.8 million higher.  If the assumed health care trend rate were decreased one percentage point, Postretirement Plan costs for 2004 would have been $0.1 million lower and the accumulated postretirement benefit obligation as of July 31, 2004 would have been $1.5 million lower.

Funding Policy and Plan Assets.  The Company’s policy is to fund the Pension Plan at or above the minimum required by law.  In 2004, the Company made voluntary contributions of $30 million in the second quarter and $15.0 million in the fourth quarter for the plan year ended July 31, 2003.  In addition, the Company made contributions of $5.8 million in 2003 for the plan year ended July 31, 2003.  In the third quarter of 2003, the Company made a required contribution of $11.5 million and a voluntary contribution of $13.5 million to the Pension Plan for the plan year ended July 31, 2002.  Based upon currently available information, the Company will not be required to make contributions to the Pension Plan for the plan year ended July 31, 2004.

Assets held by the Pension Plan are invested in accordance with the provisions of an investment policy approved by the Company.  The asset allocation for the Company’s Pension Plan at the end of 2004 and the target allocation for 2005, by asset category, are as follows:

	Pension Plan
	Percentage of Plan Assets at 2004	2005 Target Allocation

Equity Securities	53%	80%
Fixed Income Securities	38%	20%
Cash and Equivalents	8%	—
Other	1%	—
Total	100%	100%

For 2005, the Company revised its investment policy.  The Pension Plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments.

Changes in the assets held by the Pension Plan in 2004 and 2003 are as follows:

(in thousands)	2004	2003

Fair value of assets at beginning of year	$183,044	$145,945
Actual return on assets	22,767	12,693
Company contributions	45,000	30,760
Benefits paid	(7,714)	(6,354)
Fair value of assets at end of year	$243,097	$183,044

Funded Status.  The funded status of the Company’s Pension Plan, SERP Plan and Postretirement Plan is as follows:

	Pension Plan		SERP Plan		Postretirement Plan
(in thousands)	2004	2003	2004	2003	2004	2003

Projected benefit obligation	$281,423	$244,997	$65,864	$57,638	$20,994	$24,907
Fair value of plan assets	243,097	183,044	—	—	—	—
Excess of projected benefit obligation over fair value of plan assets	(38,326)	(61,953)	(65,864)	(57,638)	(20,994)	(24,907)
Unrecognized net actuarial loss (gain)	83,599	75,921	17,316	13,285	2,859	7,643
Unrecognized prior service (income) cost	(190)	(223)	3,172	3,934	206	250
Unrecognized net obligation at transition	471	785	—	—	—	—
Net prepaid (accrued) benefit obligation in the consolidated balance sheets	$45,554	$14,530	$(45,376)	$(40,419)	$(17,929)	$(17,014)

Accumulated benefit obligation	$240,082	$207,834	$56,209	$49,082
Fair value of plan assets	243,097	183,044	—	—
Excess (deficiency) of assets over obligation	$3,015	$(24,790)	$(56,209)	$(49,082)

The Company’s Pension Plan and SERP Plan obligations and funded status of such plans are recognized in the Company’s consolidated balance sheets as follows:

	Pension Plan		SERP Plan
(in thousands)	2004	2003	2004	2003

Prepaid asset (accrued obligation)	$45,554	$(24,790)	$(56,209)	$(49,082)
Intangible asset	—	562	3,172	3,934
Other comprehensive loss – additional minimum liability	—	38,758	7,661	4,729
Net prepaid (accrued) benefit obligation in the consolidated balance sheet	$45,554	$14,530	$(45,376)	$(40,419)

In 2003, the Company was required to record additional minimum liabilities of $39.3 million related to the Pension Plan and $8.7 million related to the SERP Plan.  In recording the additional minimum liabilities, the Company reduced shareholders’ equity by $43.5 million ($26.7 million, net of tax).

In 2004, the fair value of the assets held by the Pension Plan exceeded the accumulated benefit obligation.  As a result, the previously recorded additional minimum liability was reversed and shareholders’ equity increased by $38.8 million ($23.8 million, net of tax).  The additional minimum liability for the SERP Plan increased by $2.2 million and reduced shareholders’ equity by $1.8 million, net of tax.

The projected benefit obligation of the Pension Plan exceeded the plan’s assets by $38.3 million in 2004 and by $62.0 million in 2003.  The underfunded status is reflected in the Company’s consolidated balance sheet as follows:

	2004	2003
Prepaid pension contribution reflected in the consolidated balance sheet and not yet charged to expense	$45,554	$14,530
Liability charged to shareholders’ equity and not yet recognized in expense	—	(38,758)
Liability reflected in other assets and not yet charged to expense	—	(562)
Unrecognized liability not yet recognized in expense	(83,880)	(37,163)
Underfunded status	$(38,326)	$(61,953)

The unrecognized liability of $83.9 million for the Pension Plan at July 31, 2004 relates primarily to the delayed recognition of differences between the Company’s actuarial assumptions and actual results.  In addition, the Company had cumulative unrecognized liabilities for the SERP Plan and Postretirement Plan aggregating $23.6 million at July 31, 2004.

NOTE 9.  Effect of Change in Vacation Policy

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

NOTE 10.  Impairment and Other Charges

In the fourth quarter of 2004, the Company recorded a $3.9 million pretax impairment charge related to the writedown to fair value of the net carrying value of the Chef’s Catalog tradename intangible asset.

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

NOTE 11.  Commitments and Contingencies

The Company leases certain property and equipment under various non-cancelable capital and operating leases.  The leases provide for monthly fixed rentals and/or contingent rentals based upon sales in excess of stated amounts and normally require the Company to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.  Generally, the leases have primary terms ranging from 1 to 99 years and include renewal options ranging from 5 to 80 years.

Rent expense under operating leases are as follows:

	Years Ended
(in thousands)	July 31, 2004	August 2, 2003	August 3, 2002

Minimum rent	$42,800	$41,200	$37,400
Contingent rent	20,300	16,500	17,000
Total rent expense	$63,100	$57,700	$54,400

Future minimum rental commitments, excluding renewal options, under capital leases and non-cancelable operating leases are as follows: fiscal year 2005 – $47.3 million; fiscal year 2006 – $45.2 million; fiscal year 2007 – $40.3 million; fiscal year 2008 – $38.6 million; fiscal year 2009 – $36.5 million; all years thereafter – $567.0 million.

Common area maintenance costs were $11.9 million for 2004, $12.5 million for 2003 and $10.0 million for 2002.

Litigation.  The Company is involved in various suits and claims in the ordinary course of business.  Management does not believe that the disposition of any such suits and claims will have a material adverse effect upon the consolidated results of operations, cash flows or the financial position of the Company.

Other.  The Company had approximately $15.0 million of outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at July 31, 2004.  The Company had approximately $2.8 million in surety bonds at July 31, 2004 relating primarily to merchandise imports, state sales tax and utility requirements.

NOTE 12.  Earnings Per Share

The weighted average shares used in computing basic and diluted earnings per share (EPS) are presented in the table below.  No adjustments were made to net earnings for the computations of basic and diluted EPS during the periods presented.

	Years Ended
(in thousands of shares)	July 31, 2004	August 2, 2003	August 3, 2002

Weighted average shares outstanding	48,349	47,750	47,726
Less shares of non-vested restricted stock	(352)	(288)	(282)
Shares for computation of basic EPS	47,997	47,462	47,444
Effect of dilutive stock options and restricted stock	876	333	391
Shares for computation of diluted EPS	48,873	47,795	47,835

Shares represented by antidilutive stock options	8	1,469	1,223

Antidilutive stock options were not included in the computation of diluted EPS because the exercise price of those options was greater than the average market price of the common shares.

NOTE 13. Comprehensive Income

The components of comprehensive income are as follows:

	Years Ended
(in thousands)	July 31, 2004	August 2, 2003	August 3, 2002

Net earnings	$204,832	$109,303	$99,574
Other comprehensive income (loss):
Unrealized (loss) gain on financial instruments, net of taxes of ($815), ($96) and $1,193	(1,290)	(172)	1,945
Additional minimum pension liability, net of taxes of $13,755 and ($16,744)	22,071	(26,744)	—
Other	256	437	(10)
Total other comprehensive income (loss)	21,037	(26,479)	1,935
Total comprehensive income	$225,869	$82,824	$101,509

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

The following tables set forth the information for the Company’s reportable segments:

	Years Ended
(in thousands)	July 31, 2004	August 2, 2003	August 3, 2002

REVENUES
Specialty Retail Stores	$2,870,876	$2,524,816	$2,433,195
Direct Marketing	570,626	493,473	444,019
Other	104,057	79,835	71,118
Total	$3,545,559	$3,098,124	$2,948,332

OPERATING EARNINGS
Specialty Retail Stores	$310,579	$198,201	$170,465
Direct Marketing	61,307	45,754	22,835
Other	(22,797)	(21,845)	(18,993)
Subtotal	349,089	222,110	174,307
Effect of change in vacation policy	—	—	16,576
Impairment and other charges	(3,853)	—	(13,233)
Total	$345,236	$222,110	$177,650

CAPITAL EXPENDITURES
Specialty Retail Stores	$98,758	$91,293	$137,615
Direct Marketing	13,319	6,761	10,118
Other	6,053	1,940	1,513
Total	$118,130	$99,994	$149,246

DEPRECIATION EXPENSE
Specialty Retail Stores	$80,946	$68,153	$66,168
Direct Marketing	7,691	8,692	8,321
Other	5,164	2,131	2,320
Total	$93,801	$78,976	$76,809

NOTE 15.  Quarterly Financial Information (Unaudited)

	Year Ended July 31, 2004
(in millions, except for per share data)	First Quarter	Second Quarter		Third Quarter	Fourth Quarter		Total

Revenues	$824.9	$1,054.1		$877.6	$789.0		$3,545.6
Gross profit	$316.5	$337.0		$334.3	$236.7		$1,224.4
Net earnings	$56.2	$59.2	(1)	$68.8	$20.6	(2)	$204.8

Earnings per share:
Basic	$1.18	$1.23		$1.43	$0.43		$4.27
Diluted	$1.16	$1.21		$1.40	$0.42		$4.19

	Year Ended August 2, 2003
(in millions, except for per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$734.1	$938.5	$722.9	$702.7	$3,098.1
Gross profit	280.2	283.9	259.2	201.3	1,024.5
Earnings before change in accounting principle	43.3	32.5	41.1	7.2	124.1
Change in accounting principle	(14.8)	—	—	—	(14.8)
Net earnings	$28.5	$32.5	$41.1	$7.2	$109.3

Basic earnings per share:
Earnings before change in accounting principle	$0.91	$0.68	$0.87	$0.15	$2.61
Change in accounting principle	(0.31)	—	—	—	(0.31)
Basic earnings per share	$0.60	$0.68	$0.87	$0.15	$2.30

Diluted earnings per share:
Earnings before change in accounting principle	$0.90	$0.68	$0.87	$0.15	$2.60
Change in accounting principle	(0.31)	—	—	—	(0.31)
Diluted earnings per share	$0.59	$0.68	$0.87	$0.15	$2.29

(1)          Net earnings for the second quarter of 2004 reflect a $7.5 million net income tax benefit related to favorable settlements associated with previous state tax filings.

(2)          Net earnings for the fourth quarter of 2004 include a $3.9 million pretax impairment charge related to the writedown to fair value in the net carrying value of the Chef’s Catalog tradename intangible asset.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NEIMAN MARCUS GROUP, INC.

	By:	/s/ Nelson A. Bangs
Nelson A. Bangs
Senior Vice President and General Counsel

Dated: September 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ Burton M. Tansky	President and Chief Executive	September 29, 2004
Burton M. Tansky	Officer, Director

/s/ James E. Skinner	Senior Vice President and Chief	September 29, 2004
James E. Skinner	Financial Officer
(principal financial officer)

/s/ T. Dale Stapleton	Vice President and	September 29, 2004
T. Dale Stapleton	Controller
(principal accounting officer)

/s/ Richard A. Smith	Chairman of the Board	September 29, 2004
Richard A. Smith

/s/ Robert A. Smith	Vice Chairman	September 29, 2004
Robert A. Smith

/s/ Brian J. Knez	Vice Chairman	September 29, 2004
Brian J. Knez

/s/ John R. Cook	Director	September 29, 2004
John R. Cook

/s/ Gary L. Countryman	Director	September 29, 2004
Gary L. Countryman

/s/ Matina S. Horner	Director	September 29, 2004
Matina S. Horner

/s/ Vincent M. O’Reilly	Director	September 29, 2004
Vincent M. O’Reilly

/s/ Walter J. Salmon	Director	September 29, 2004
Walter J. Salmon

/s/ Carl Sewell	Director	September 29, 2004
Carl Sewell

/s/ Dr. Paula Stern	Director	September 29, 2004
Dr. Paula Stern

SCHEDULE II

The Neiman Marcus Group, Inc.

Valuation and Qualifying Accounts and Reserves

(in thousands)

Three years ended July 31, 2004

		Column C
	Column B	Additions				Column E
	Balance at	Charged to	Charged to		Column D	Balance at
Column A	Beginning of	Costs and	Other		Deductions	End of
Description	Period	Expenses	Accounts		(B)	Period

Year ended July 31, 2004

Allowance for doubtful accounts (deducted from accounts receivable)	$424	$7,639	$11,820	(A)	$(9,805)	$10,078

Year ended August 2, 2003

Allowance for doubtful accounts (deducted from accounts receivable)	$398	$33	$—		$(7)	$424

Year ended August 3, 2002

Allowance for doubtful accounts (deducted from accounts receivable)	$355	$43	$—		$—	$398

(A)  Reserve established in connection with the transition from Off-Balance Sheet Accounting to Financing Accounting for the Company’s borrowings under its revolving credit card securitization program.

(B)  Write-off of uncollectible accounts net of recoveries and other miscellaneous deductions.