Form 10-Q
period 2004-10-30
NEIMAN MARCUS GROUP INC
filed 2004-12-06
CIK 819539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 30, 2004

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

YES ☒          NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒          NO ☐

As of December 1, 2004, the number of outstanding shares of each of the issuer’s classes of common stock was:

Class	Outstanding Shares
Class A Common Stock, $.01 Par Value	29,372,487
Class B Common Stock, $.01 Par Value	19,422,379

THE NEIMAN MARCUS GROUP, INC.

INDEX

Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of October 30, 2004, July 31, 2004 and November 1, 2003

Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended October 30, 2004 and November 1, 2003

Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended October 30, 2004 and November 1, 2003

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity and Use of Proceeds

Item 6.	Exhibits

Signatures

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	October 30, 2004	July 31, 2004	November 1, 2003

ASSETS
Current assets:
Cash and cash equivalents	$258,367	$368,367	$127,524
Undivided interests in NMG Credit Card Master Trust	—	—	314,138
Accounts receivable, net of allowance of $11,132, $10,078 and $432	641,236	551,687	33,075
Merchandise inventories	881,266	720,277	830,319
Other current assets	72,429	65,835	73,345
Total current assets	1,853,298	1,706,166	1,378,401

Property and equipment, net	706,078	693,772	674,970
Other assets	128,112	145,812	112,655
Total assets	$2,687,488	$2,545,750	$2,166,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$293,344	$289,282	$266,889
Accrued liabilities	347,232	286,833	323,188
Notes payable and current maturities of long-term liabilities	4,200	1,563	2,252
Current portion of borrowings under Credit Card Facility	225,000	150,000	—
Total current liabilities	869,776	727,678	592,329

Long-term liabilities:
Notes and debentures	249,762	249,757	249,739
Borrowings under Credit Card Facility	—	75,000	—
Other long-term liabilities	115,469	112,455	114,463
Total long-term liabilities	365,231	437,212	364,202

Minority interest	11,474	10,298	9,700

Common stocks	496	492	488
Additional paid-in capital	505,573	491,849	471,328
Accumulated other comprehensive loss	(3,068)	(4,536)	(25,642)
Retained earnings	963,431	905,330	775,667
Treasury stock, at cost (764,631 shares, 710,227 shares and 699,777 shares)	(25,425)	(22,573)	(22,046)
Total shareholders’ equity	1,441,007	1,370,562	1,199,795
Total liabilities and shareholders’ equity	$2,687,488	$2,545,750	$2,166,026

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Thirteen Weeks Ended
(in thousands, except per share data)	October 30, 2004	November 1, 2003

Revenues	$907,936	$818,769
Cost of goods sold including buying and occupancy costs	554,710	510,350
Selling, general and administrative expenses	227,963	211,130
Loss on disposition of Chef’s Catalog	15,348	—

Operating earnings	109,915	97,289

Interest expense, net	4,037	3,462

Earnings before income taxes and minority interest	105,878	93,827

Income taxes	40,975	36,592

Earnings before minority interest	64,903	57,235

Minority interest in net earnings of subsidiaries	(787)	(1,010)

Net earnings	$64,116	$56,225

Weighted average number of common and common equivalent shares outstanding:
Basic	48,226	47,624
Diluted	49,133	48,396

Earnings per share:
Basic	$1.33	$1.18
Diluted	$1.30	$1.16

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)	Thirteen Weeks Ended
	October 30, 2004	November 1, 2003

CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$64,116	$56,225
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation	23,075	21,288
Loss on disposition of Chef’s Catalog	15,348	—
Minority interest	787	1,010
Other - primarily costs related to defined benefit pension and other long-term benefit plans	8,230	8,645
	111,556	87,168
Changes in operating assets and liabilities:
Increase in accounts receivable	(89,549)	(10,480)
Increase in merchandise inventories	(160,989)	(143,257)
Increase in accounts payable and accrued liabilities	65,401	61,566
Other	(1,377)	13,118
Net cash (used for) provided by operating activities	(74,958)	8,115

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(35,381)	(22,073)
Transactions related to undivided interests in NMG Credit Card Master Trust:
Purchases of held-to-maturity securities	—	(303,326)
Maturities of held-to-maturity securities	—	231,753
Net cash used for investing activities	(35,381)	(93,646)

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from borrowings	2,750	1,000
Acquisitions of treasury stock	(2,851)	(7,026)
Proceeds from stock-based compensation awards	6,864	12,293
Cash dividends paid	(6,314)	—
Distribution paid	(110)	(162)
Net cash provided by financing activities	339	6,105

CASH AND CASH EQUIVALENTS
Decrease during the period	(110,000)	(79,426)
Beginning balance	368,367	206,950
Ending balance	$258,367	$127,524

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,170	$174
Income taxes	$2,311	$586

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Basis of Presentation

We have prepared the Condensed Consolidated Financial Statements of The Neiman Marcus Group, Inc. and its subsidiaries in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

Our fiscal year ends on the Saturday closest to July 31.  All references to the first quarter of 2005 relate to the thirteen weeks ended October 30, 2004 and all references to the first quarter of 2004 relate to the thirteen weeks ended November 1, 2003.  All references to 2005 relate to the fifty-two weeks ending July 30, 2005.

In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the applicable interim periods.  The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

We are required to make estimates and assumptions about future events in preparing financial statements in conformity with generally accepted accounting principles.  These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the Condensed Consolidated Financial Statements.  We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances.  We make adjustments to our assumptions and judgments when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying Condensed Consolidated Financial Statements.

We believe the following critical accounting policies, among others, encompass the more significant judgments and estimates used in the preparation of our financial statements:

•                              Revenue recognition;

•                              Valuation of merchandise inventories, including determination of original retail values, recognition of markdowns and vendor allowances, estimation of inventory shrinkage, and determination of cost of goods sold;

•                              Recognition of income and expenses related to our securitization program;

•                              Determination of impairment of long-lived assets;

•                              Recognition of advertising and catalog costs;

•                              Measurement of liabilities related to our loyalty programs;

•                              Recognition of income taxes; and

•                              Measurement of accruals for litigation, general liability, workers’ compensation and health insurance, short-term disability, pension and postretirement health care benefits.

A description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

Stock-Based Compensation.  We account for stock-based compensation awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, we have recognized no compensation expense for stock options since all options granted had an exercise price equal to the market value of our common stock on the grant date.

The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model for the first quarter of 2005 and 2004:

(in thousands, except per share data)	Thirteen Weeks Ended
	October 30, 2004	November 1, 2003

Net earnings:
As reported	$64,116	$56,225
Less: stock-based employee compensation expense determined under fair value based method, net of related taxes	(1,962)	(2,042)
Pro forma	$62,154	$54,183

Basic earnings per share:
As reported	$1.33	$1.18
Pro forma	$1.29	$1.14

Diluted earnings per share:
As reported	$1.30	$1.16
Pro forma	$1.27	$1.12

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

Reclassification.  A substantial portion of the points earned by customers in connection with our loyalty programs are redeemed for gift cards.  At the time the qualifying sales giving rise to the loyalty program points are made, we defer the portion of the revenues on the qualifying sales transactions equal to our estimate of the retail value of the gift cards to be issued upon conversion of the points to gift cards.  Beginning in the first quarter of 2005, we began to record the deferral of revenues related to gift cards awards under our loyalty programs as a reduction of revenues. Previously, we charged such amounts to selling, general and administrative expenses (SG&A).  In addition, we now charge the cost of all other awards under our loyalty programs to cost of goods sold (COGS) rather than SG&A.  These changes in classification do not impact the previously reported operating earnings, net income or earnings per share amounts.

The following table presents quarterly and annual information giving recognition to the changes in classification related to our loyalty programs:

(in thousands)	Revenues	COGS	SG&A

Fiscal Year 2004:
First quarter	$818,769	$510,350	$211,130
Second quarter	1,048,367	718,985	239,381
Third quarter	873,167	544,663	208,909
Fourth quarter	784,468	553,231	189,033
Total	$3,524,771	$2,327,229	$848,453

Fiscal Year 2003:
First quarter	$727,832	$455,307	$197,281
Second quarter	934,844	655,459	220,981
Third quarter	718,557	465,160	181,565
Fourth quarter	699,120	502,510	179,981
Total	$3,080,353	$2,078,436	$779,808

2.               Loss on Disposition of Chef’s Catalog

In November 2004, we sold our Chef’s Catalog direct marketing business to a private equity firm.  Chef’s Catalog is a multi-channel retailer of professional-quality kitchenware with revenues in 2004 of approximately $73 million.  At October 30, 2004, Chef’s Catalog had net tangible assets, primarily inventory, of $12.5 million and net intangible assets of $17.2 million.  We received proceeds, net of selling costs, of $14.4 million from the sale.  As the carrying value of the Chef’s Catalog assets exceeded the fair value of such assets as determined by the sale, we incurred a pre-tax loss of $15.3 million in the first quarter of 2005 related to the disposition of Chef’s Catalog.

3.               Operating Segments

We have identified two reportable segments: Specialty Retail Stores and Direct Marketing.  The Specialty Retail Stores segment includes all of our Neiman Marcus and Bergdorf Goodman retail stores, including Neiman Marcus clearance stores.  The Direct Marketing segment conducts both print catalog and online operations under the Neiman Marcus, Horchow and Bergdorf Goodman brand names.  Other includes the operations of Kate Spade LLC and Gurwitch Products, LLC (the Brand Development Companies) and corporate expenses.

The following table sets forth the information for our reportable segments:

(in thousands)	Thirteen Weeks Ended
	October 30, 2004	November 1, 2003
REVENUES:
Specialty Retail Stores	$736,890	$664,474
Direct Marketing	139,799	128,006
Other	31,247	26,289
Total	$907,936	$818,769

OPERATING EARNINGS:
Specialty Retail Stores	$120,189	$91,109
Direct Marketing	11,358	10,624
Other	(6,284)	(4,444)
Loss on disposition of Chef’s Catalog	(15,348)	—
Total	$109,915	$97,289

4.     Stock Repurchase Program

In prior years, our Board of Directors authorized various stock repurchase programs and increases in the number of shares subject to repurchase.  In the first quarter of 2005, we repurchased 54,404 shares at an average purchase price of $52.40.  As of October 30, 2004, approximately 1.2 million shares remain available for repurchase under our stock repurchase programs.

5.     Earnings per Share

The weighted average shares used in computing basic and diluted earnings per share (EPS) are presented in the table below.  We made no adjustments to net earnings for the computations of basic and diluted EPS during the periods presented.

(in thousands of shares)	Thirteen Weeks Ended
	October 30, 2004	November 1, 2003

Weighted average shares outstanding	48,730	48,078
Less: shares of non-vested restricted stock	(504)	(454)
Shares for computation of basic EPS	48,226	47,624

Effect of dilutive stock options and restricted stock	907	772
Shares for computation of diluted EPS	49,133	48,396

Shares represented by antidilutive stock options	569	28

We did not include antidilutive stock options in the computation of diluted EPS because the exercise price of those options was greater than the average market price of the common shares.

6.     Undivided Interests in NMG Credit Card Master Trust

Pursuant to a revolving credit card securitization program (the Credit Card Facility), we transfer substantially all of our credit card receivables to a wholly-owned subsidiary, Neiman Marcus Funding Corporation, which in turn sells such receivables to the Neiman Marcus Credit Card Master Trust (Trust).  At the inception of the Credit Card Facility in September 2000, the Trust issued certificates representing undivided interests in the credit card receivables to third-party investors in the face amount of $225 million (Sold Interests).  We hold certificates representing interests in the credit card portfolio equal to the excess of the balance of the credit card portfolio over $225 million (Retained Interests).  In order to maintain the committed level of securitized assets, the Trust uses cash collections on the securitized receivables to purchase new credit card balances from us in accordance with the terms of the Credit Card Facility.

From the inception of the Credit Card Facility until December 2003, our transfers and sales of credit card receivables pursuant to the terms of the Credit Card Facility were accounted for as sales (Off-Balance Sheet Accounting).  As a result, we removed $225 million of credit card receivables from our balance sheet at the inception of the Credit Card Facility and our $225 million repayment obligation to the holders of the certificates representing the Sold Interests was not required to be shown as a liability on our consolidated balance sheet.  During the period the transfers and sales qualified for Off-Balance Sheet Accounting, our Retained Interests were shown as “Undivided interests in NMG Credit Card Master Trust” on our consolidated balance sheets.

Beginning in December 2003, our transfers to the Trust ceased to qualify for Off-Balance Sheet Accounting.  Rather, credit card receivables transferred to the Trust after November 2003 remain on our balance sheet and are recorded as secured borrowings (Financing Accounting).  The transition period from Off-Balance Sheet Accounting to Financing Accounting (Transition Period) lasted approximately four months (December 2003 to March 2004).  During the Transition Period, we allocated cash collections on our credit card receivables to the previous Sold Interests and Retained Interests until such time as those balances were reduced to zero and we recorded a liability for our repayment obligation to the holders of the $225 million of certificates representing the Sold Interests.

A reconciliation of the outstanding balance of our accounts receivable to the balances recorded at October 30, 2004 and November 1, 2003 is as follows:

(in millions)	October 30, 2004	November 1, 2003

Credit card receivables, net	$602.9	$539.1
Other receivables	38.3	33.1
	641.2	572.2
Less: Sold Interests originally qualifying for Off-Balance Sheet Accounting	—	(225.0)
Net balance	$641.2	$347.2

Amounts reflected in the balance sheet:
Undivided interests in NMG Credit Card Master Trust	$—	$314.1
Accounts receivable, net	641.2	33.1
	$641.2	$347.2

Current portion of borrowings under Credit Card Facility	$225.0	$—

After the Transition Period, our entire credit card portfolio is included in accounts receivable in our consolidated balance sheet and the $225 million repayment obligation is shown as a liability.

7.     Employee Benefit Plans

Description of Benefit Plans.  We sponsor a defined benefit pension plan (Pension Plan) covering substantially all full-time employees.  We also sponsor an unfunded supplemental executive retirement plan (SERP Plan) that provides additional pension benefits to certain employees.  Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.  Pension Plan assets consist primarily of equity and fixed income securities.

Retirees and active employees hired prior to March 1, 1989 are eligible to participate in a plan providing certain limited postretirement health care benefits (Postretirement Plan) if they have met certain service and minimum age requirements.

Costs of Benefits.  The components of the expenses incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

(in thousands)	Thirteen Weeks Ended
	October 30, 2004	November 1, 2003

Pension Plan:
Service cost	$3,196	$3,168
Interest cost	4,636	4,823
Expected return on plan assets	(4,712)	(4,835)
Net amortization of losses and prior service costs	1,208	933
Pension Plan expense	$4,328	$4,089

SERP Plan:
Service cost	$361	$340
Interest cost	1,014	974
Net amortization of losses and prior service costs	384	366
SERP Plan expense	$1,759	$1,680

Postretirement Plan:
Service cost	$15	$20
Interest cost	318	384
Net amortization of losses	26	110
Postretirement expense	$359	$514

Funding Policy and Plan Assets.  Our policy is to fund the Pension Plan at or above the minimum required by law.  In 2004, we made voluntary contributions of $30.0 million in the second quarter and $15.0 million in the fourth quarter for the plan year ended July 31, 2003.  Based upon currently available information, we will not be required to make contributions to the Pension Plan for either the 2004 or 2005 plan years.

8.     Commitments and Contingencies

We are involved in various suits and claims in the ordinary course of business.  We do not believe that the disposition of any such suits or claims will have a material adverse effect upon our consolidated results of operations, cash flows or financial position.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Company Profile

The Neiman Marcus Group, Inc., together with its operating divisions and subsidiaries, is a high-end specialty retailer.  Our operations include the Specialty Retail Stores segment and the Direct Marketing segment.  Our Specialty Retail Stores segment consists primarily of Neiman Marcus and Bergdorf Goodman stores.  Our Direct Marketing segment conducts both print catalog and online operations under the brand names of Neiman Marcus, Horchow and Bergdorf Goodman (beginning in September 2004).  We recently sold our Chef’s Catalog operations, as more fully described in Note 2 to the Condensed Consolidated Financial Statements.

We own a 51 percent interest in Gurwitch Products, LLC, which distributes and markets the Laura Mercier cosmetic line, and a 56 percent interest in Kate Spade LLC, a manufacturer and retailer of high-end designer handbags and accessories.  Gurwitch Products, LLC and Kate Spade LLC are hereafter referred to collectively as the “Brand Development Companies.”

Our fiscal year ends on the Saturday closest to July 31.  All references to the first quarter of 2005 relate to the thirteen weeks ended October 30, 2004 and all references to the first quarter of 2004 relate to the thirteen weeks ended November 1, 2003.  All references to 2005 relate to the fifty-two weeks ending July 30, 2005.

The information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2004.  Unless otherwise specified, the meanings of all defined terms in MD&A are consistent with the meanings of such terms as defined in the Notes to the Condensed Consolidated Financial Statements.

Overview of the Business

We believe that our unique product assortment of luxury, designer and fashion merchandise, coupled with our sales promotion activities and our commitment to superior customer service, have been critical to our success in the past.  In addition, we believe these factors are critical to our future growth and success.

We conduct our selling activities in two primary selling seasons, Fall and Spring.  Sales and margins increase and decrease during each selling season due to the results of in-store marketing towards the beginning of each season, sales on a marked down basis towards the end of each season and the effects of the December holiday season.  As a result of the seasonality of our selling activities, inventory management is critical to our success.

Inherent in the successful execution of our business plans, particularly our inventory management strategy, is our ability both to predict the fashion trends that will be of interest to our customers and to anticipate future spending patterns of our customer base.  Accordingly, we monitor the sales performance of our inventories throughout each season.  We seek to order additional goods to supplement our original purchasing decisions when the level of customer demand is higher than originally anticipated.  However, in certain merchandise categories, particularly fashion apparel, our ability to purchase additional goods can be limited.  This can result in lost sales in the event of higher than anticipated demand for the fashion goods offered or a higher than anticipated level of consumer spending.  Conversely, in the event we buy fashion goods that are not accepted by our customer or the level of consumer spending is less than we anticipated, we typically incur a higher than anticipated level of markdowns, net of vendor allowances, to sell the goods that remain at the end of the season, resulting in lower operating profits.  We believe that the experience of our merchandising and selling organizations help to minimize the inherent risk in predicting fashion trends and related demand.

First Quarter Fiscal Year 2005 Highlights

Diluted earnings per share for the first quarter of 2005 increased 12.1 percent to $1.30 from $1.16 in the prior year period.  Other significant highlights for the first quarter of 2005 include:

•                  Revenues – Our revenues for the first quarter of 2005 were $907.9 million compared to $818.8 million in the prior year period.  Total revenues increased 10.9 percent in the first quarter of 2005 while comparable revenues increased 11.4 percent.  We have experienced double digit percentage increases in comparable store sales in the last five consecutive quarters.

•                  Margins – Margins increased to 38.9 percent of revenues in the first quarter of 2005 from 37.7 percent in the first quarter of 2004.  This increase is reflective of the high level of acceptance and demand for the fashion goods we offer as well as our purchasing efforts that resulted in the close alignment of purchases to customer demand.  These factors resulted in a lower level of markdowns in the current quarter.

•                  Selling, general and administrative expenses – Selling, general and administrative (SG&A) expenses decreased to 25.1 percent of revenues from 25.8 percent in the first quarter 2004.  This decrease was attributable to both the leveraging of fixed expenses over the higher revenue base and the control and containment of variable expenses.

•                  Loss on disposition of Chef’s Catalog – In the first quarter of 2005, we incurred a pre-tax loss of  $15.3 million related to the sale of our Chef’s Catalog direct marketing business.

•                  Operating earnings – Operating earnings increased 13.0 percent in the first quarter of 2005, representing 12.1 percent of our revenues compared to 11.9 percent in first quarter of 2004.  Excluding the loss on disposition of Chef’s Catalog, operating earnings were 13.8 percent of our revenues for the first quarter of 2005.  Operating earnings were 16.3 percent of revenues for our Specialty Retail Stores and 8.1 percent of revenues for Direct Marketing.

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net sales for the periods indicated.

	Thirteen Weeks Ended
	October 30, 2004	November 1, 2003

Revenues	100.0%	100.0%
Cost of goods sold including buying and occupancy costs	61.1	62.3
Selling, general and administrative expenses	25.1	25.8
Loss on disposition of Chef’s Catalog	1.7	—
Operating earnings	12.1	11.9
Interest expense, net	0.4	0.4
Earnings before income taxes, minority interest and change in accounting principle	11.7	11.5
Income taxes	4.5	4.5
Earnings before minority interest	7.2	7.0
Minority interest in net earnings of subsidiaries	(0.1)	(0.1)
Net earnings	7.1%	6.9%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

(dollars in millions)	Thirteen Weeks Ended
	October 30, 2004	November 1, 2003

REVENUES
Specialty Retail Stores	$736.9	$664.5
Direct Marketing	139.8	128.0
Other (1)	31.2	26.3
Total	$907.9	$818.8

OPERATING EARNINGS
Specialty Retail Stores	$120.2	$91.1
Direct Marketing	11.3	10.6
Other (1)	(6.3)	(4.4)
Loss on disposition of Chef’s Catalog	(15.3)	—
Total	$109.9	$97.3

OPERATING PROFIT MARGIN
Specialty Retail Stores	16.3%	13.7%
Direct Marketing	8.1%	8.3%
Total	12.1%	11.9%

COMPARABLE REVENUES (2)
Specialty Retail Stores (3)	11.1%	9.6%
Direct Marketing (4)	13.1%	13.2%
Total (3), (4)	11.4%	10.9%

STORE COUNT

Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	37	37
Opened during the period	—	—
Open at end of period	37	37
Clearance centers:
Open at beginning of period	14	14
Opened during the period	—	—
Open at end of period	14	14

(1)          Other includes the operations of the Brand Development Companies and corporate expenses.

(2)          Comparable revenues include 1) revenues derived from our retail stores open for more than 52 weeks, including stores that have been relocated or expanded, 2) revenues from our Direct Marketing operations and 3) revenues from our Brand Development Companies.

(3)          The calculation of the changes in comparable revenues has been adjusted to give recognition to the change in classification of revenues deferred in connection with our loyalty programs, as more fully described in Note 1 to the Condensed Consolidated Financial Statements.

(4)          The calculation of the changes in comparable revenues has been adjusted to exclude the revenues of Chef’s Catalog for all periods prior to our sale of these operations in November 2004, as more fully described in Note 2 to the Condensed Consolidated Financial Statements.

Thirteen Weeks Ended October 30, 2004 Compared to Thirteen Weeks Ended November 1, 2003

Revenues.  Our revenues for the first quarter of 2005 of $907.9 million increased $89.1 million, or 10.9 percent, from $818.8 million in the first quarter of 2004.

Comparable revenues in the first quarter of 2005 increased 11.4 percent compared to the prior year period.  Comparable revenues increased 11.1 percent for Specialty Retail Stores and 13.1 percent for Direct Marketing.  Comparable revenues in the first quarter of 2004 increased by 10.9 percent.

Revenues increased in the first quarter of 2005 compared to the prior year at all our operating companies, consistent with a higher level of consumer spending, in general, with a higher increase coming from the affluent luxury customer served by the company.  In addition, we believe the increases in comparable revenues were driven by sales events conducted by our Specialty Retail Stores and by the growth of internet sales for Direct Marketing.  In the first quarter of 2005, internet sales by Direct Marketing, excluding Chef’s Catalog, were $60.7 million, an increase of 42.7 percent from the first quarter of 2004.

Gross margin.  Gross margin was 38.9 percent of revenues for the first quarter of  2005 compared to 37.7 percent in the prior year period.  The increase in gross margin was primarily due to higher product margins and a decrease in buying and occupancy costs as a percentage of revenues.

We incurred a lower level of net markdowns at both our Specialty Retail Stores and Direct Marketing during the first quarter of 2005 resulting in higher product margins.  Net markdowns decreased as a percentage of revenues by 0.2 percent in the first quarter of 2005 compared to the prior year period.  For Specialty Retail Stores, full-price sales increased in the first quarter of 2005 compared to the prior year period.  We believe the lower level of markdowns was due to the higher level of sales generated during the quarter and our continued emphasis on both inventory management and full-price selling.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins earned in connection with the sales of the vendor’s merchandise.  We recognize these allowances as an increase to gross margin when the allowances are earned and approved by the vendor.  Other allowances we receive represent reductions to the amounts paid to acquire the merchandise.  We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in an increase to gross margin at the time the goods are sold.  The amount of vendor reimbursements we received did not have a significant impact on the year-over-year change in gross margin in the first quarter of 2005.

A significant portion of our buying and occupancy costs are fixed in nature.  Buying and occupancy costs decreased as a percentage of revenues during the first quarter of 2005 compared to the prior year period primarily due to the leveraging of fixed expenses, including payroll expenses, depreciation, rent and related occupancy expenses over the higher level of revenues we generated during the first quarter of 2005.

Selling, general and administrative expenses.  SG&A expenses were 25.1 percent of revenues in the first quarter of 2005 compared to 25.8 percent of revenues in the prior year period.

The net decrease in SG&A expenses as a percentage of revenues in the first quarter of 2005 was primarily due to 1) productivity improvements for our Specialty Retail Stores in various expense categories, including payroll and advertising, as a result of the higher level of revenues in the first quarter of 2005, as well as the control and containment of variable expenses, 2) lower costs for incentive compensation compared to the prior year period, 3) a lower level of bad debt expense related to our credit card portfolio and 4) lower costs related to store remodels.

The decreases in SG&A expenses as a percentage of revenues were partially offset by 1) higher catalog and other marketing costs incurred by our Direct Marketing operations in connection with the planned increase in catalog circulation and web-based marketing prior to the holiday season and 2) higher professional fees.

Loss on disposition of Chef’s Catalog.  In November 2004, we sold our Chef’s Catalog direct marketing business to a private equity firm.  Chef’s Catalog is a multi-channel retailer of professional-quality kitchenware with revenues in 2004 of approximately $73 million.  At October 30, 2004, Chef’s Catalog had net tangible assets, primarily inventory, of $12.5 million and net intangible assets of $17.2 million.  We received proceeds, net of selling costs, of $14.4 million from the sale. As the carrying value of the Chef’s Catalog assets exceeded the fair value of such assets as determined by the sale, we incurred a pre-tax loss of $15.3 million in the first quarter of 2005 related to the disposition of Chef’s Catalog.

Segment operating earnings.  Operating earnings for our Specialty Retail Stores segment were $120.2 million for the first quarter of 2005 compared to $91.1 million for the prior year period.  This 31.9 percent increase was primarily the result of increased sales, reduced markdowns and net decreases in both buying and occupancy expenses and SG&A expenses as percentages of revenues.

Operating earnings for Direct Marketing increased to $11.3 million in the first quarter of 2005 from $10.6 million for the prior year period, primarily as a result of increased revenues, reduced markdowns and net decreases in buying and occupancy costs as a percentage of revenues offset, in part, by higher SG&A expenses as a percentage of revenues primarily related to higher catalog production and web-based marketing costs.

Interest expense, net.  Net interest expense was $4.0 million in the first quarter of 2005 and $3.5 million for the prior year period.

Income taxes.  Our effective income tax rate was 38.7 percent for the first quarter of 2005 and 39.0 percent for the prior year period.

Outlook

Based on current estimates, we anticipate percentage increases in comparable store revenues of 8 to 10 percent for our second quarter ending January 29, 2005.  The accuracy of our assumptions and forecasts is subject to uncertainties and circumstances beyond our control.  Consequently, actual results could differ materially from the forecasted results.  See “Factors That May Affect Future Results” for a discussion of items and events that could cause our actual results to vary from our expectations.

Inflation and Deflation

We believe changes in revenues and net earnings that have resulted from inflation or deflation have not been material during the periods presented.  In recent years, we have experienced certain inflationary conditions related to 1) increases in product costs due primarily to changes in foreign currency exchange rates that have reduced the purchasing power of the U.S. dollar and 2) increases in SG&A.  We attempt to offset the effects of inflation through control of expenses and price increases, although our ability to increase prices may be limited by competitive factors.  We attempt to offset the effects of merchandise deflation, which has occurred on a limited basis in recent years, through control of expenses.  There is no assurance, however, that inflation or deflation will not materially affect our operations in the future.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements consist principally of 1) the funding of our accounts receivable and merchandise purchases, 2) capital expenditures for new store growth, store renovations and upgrades of our management information systems, 3) debt service requirements and 4) obligations related to our Pension Plan.  Our working capital requirements fluctuate during the year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of accounts receivable and inventory.  We typically finance the increases in working capital needs during the first and second fiscal quarters with cash flows from operations, cash provided from the Credit Card Facility and borrowings under the Credit Agreement.

Our primary sources of short-term liquidity are comprised of cash on hand and availability under our $350 million unsecured revolving credit agreement.  As of October 30, 2004, we had cash and cash equivalents of $258.4 million and no outstanding borrowings under our credit agreement.  Our cash and cash equivalents consisted principally of invested cash and store operating cash.  At November 1, 2003, we had cash and cash equivalents of $127.5 million and no outstanding borrowings under a previous $300 million unsecured revolving credit facility.  The amount of cash on hand and borrowings under the credit facility are influenced by a number of factors, including revenues, accounts receivable and inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, Pension Plan funding obligations and tax payment obligations, among others.

We believe that operating cash flows, currently available vendor financing and amounts available pursuant to our credit agreement and our $225 million Credit Card Facility should be sufficient to fund our operations, debt service, Pension Plan funding requirements, contractual obligations and commitments and currently anticipated capital expenditure requirements through the end of 2005.  In addition, we anticipate negotiating a new credit card facility to replace the Credit Card Facility prior to the final payoff of our borrowings in September 2005.

We generated cash from operations (net earnings as adjusted for non-cash charges) of $111.6 million in the first quarter of 2005 compared to $87.2 million in prior year period.  However, we used cash of $75.0 million in conducting our operating activities in the first quarter of 2005, primarily in funding the seasonal increase in our accounts receivable and merchandise inventories.  Both accounts receivable and inventories were higher at the end of the first quarter of 2005 compared to 2004 consistent with our higher sales levels.  As shown in the condensed consolidated statement of cash flows, we generated cash of $8.1 million in connection with our operating activities in the first quarter of 2004.  The determination of operating cash flows for the prior year was impacted by the Off-Balance Sheet Accounting for the credit card securitization program, whereby the $71.6 million increase in the Retained Interests during the first quarter of 2004 impacted cash flows from investing activities rather than operating activities.  As adjusted for the change in Retained Interests, cash used for operating activities was $63.5 million in the first quarter of 2004.

Net cash used for investing activities was $35.4 million in the first quarter of 2005 compared to $93.6 million in the prior year period.  The decrease in cash used for investing activities in the first quarter of 2005 was primarily due to the impact of the discontinuance of Off-Balance Sheet Accounting, offset by a higher level of capital expenditures.

Capital expenditures were $35.4 million in the first quarter of 2005 and $22.1 million in the prior year period.  We currently project capital expenditures for 2005 to be approximately $160 million to $170 million primarily for new store construction, store renovations and upgrades to information systems, including warehousing systems to support our Direct Marketing operation and a new human capital management system.  We are currently remodeling our stores in Newport Beach, Los Angeles, San Francisco and Houston.  We expect to complete the expansion and renovation of the Newport Beach and Los Angeles stores in the spring of fiscal year 2005 and the San Francisco and Houston stores in the spring of fiscal 2006.

Financing Structure

Our major sources of funds are comprised of vendor financing, the $350 million credit agreement, the $225 million Credit Card Facility, $125 million senior unsecured notes, $125 million senior unsecured debentures, operating leases and capital leases.

At October 30, 2004, we had $225.0 million borrowings under our Credit Card Facility.  Repayment of this obligation begins in April 2005 in six monthly installments of $37.5 million.  Borrowings pursuant to the Credit Card Facility bear interest at the contractually-defined rate of one month LIBOR plus 0.27 percent (2.14 percent at October 30, 2004) and are payable monthly to the holders of the Class A Certificates.  We anticipate negotiating a new credit card facility to replace the Credit Card Facility prior to the final payoff of our borrowings in September 2005.

In the second quarter of 2004, our Board of Directors initiated a quarterly cash dividend of $0.13 per share.  We declared dividends on October 30, 2004 aggregating $6.4 million.  These dividends were paid in November 2004.

In prior years, our Board of Directors authorized various stock repurchase programs and increases in the number of shares subject to repurchase.  In the first quarter of 2005, we repurchased 54,404 shares at an average purchase price of $52.40.  As of October 30, 2004, approximately 1.2 million shares remain available for repurchase under the stock repurchase programs.

Off-Balance Sheet Arrangements

Pursuant to a revolving credit card securitization program, we transfer substantially all of our credit card receivables to a wholly-owned subsidiary, Neiman Marcus Funding Corporation, which in turn sells such receivables to the Neiman Marcus Credit Card Master Trust (Trust).  At the inception of the Credit Card Facility in September 2000, the Trust issued certificates representing undivided interests in the credit card receivables to third-party investors in the face amount of $225 million (Sold Interests).  We hold certificates representing interests in the credit card portfolio equal to the excess of the balance of the credit card portfolio over $225 million (Retained Interests).  In order to maintain the committed level of securitized assets, the Trust uses cash collections on the securitized receivables to purchase new credit card balances from us in accordance with the terms of the Credit Card Facility.  Beginning in April 2005, cash collections will be used by the Trust to repay the $225 million principal balance of the Class A Certificates in six monthly installments of $37.5 million.

From the inception of the Credit Card Facility until December 2003, our transfers and sales of credit card receivables pursuant to the terms of the Credit Card Facility were accounted for as sales (Off-Balance Sheet Accounting).  As a result, we removed the $225 million of credit card receivables sold from our balance sheet at the inception of the Credit Card Facility and our $225 million repayment obligation to the holders of the certificates representing the Sold Interests was not required to be shown as a liability on our consolidated balance sheet.  During the period the transfers and sales qualified for Off-Balance Sheet Accounting, the Retained Interests were shown as “Undivided interests in NMG Credit Card Master Trust” on the consolidated balance sheets.

Beginning in December 2003, our transfers to the Trust ceased to qualify for Off-Balance Sheet Accounting.  Rather, credit card receivables transferred to the Trust after November 2003 remain on our balance sheet and are recorded as secured borrowings (Financing Accounting).  As of October 30, our entire credit card portfolio is included in accounts receivable and the $225 million of outstanding borrowings under the Credit Card Facility are shown as a liability in the condensed consolidated balance sheet.

Our securitization of credit card receivables is more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements.

OTHER MATTERS

Factors That May Affect Future Results

Matters discussed in MD&A include forward-looking statements.  We make these forward-looking statements based on our expectations and beliefs concerning future events, as well as currently available data.  These forward-looking statements involve a number of risks and uncertainties and, therefore, are not guarantees of future performance.  A variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in our forward-looking statements.  Factors that could affect future performance include, but are not limited, to:

Political and General Economic Conditions

•                  current political and general economic conditions or changes in such conditions;

•                  terrorist activities in the United States;

•                  political, social, economic, or other events resulting in the short or long-term disruption in business at our stores, distribution centers or offices;

Customer Demographic Issues

•                  changes in the demographic or retail environment;

•                  changes in consumer confidence resulting in a reduction of discretionary spending on goods that are, or are perceived to be, “luxuries”;

•                  changes in consumer preferences or fashion trends;

•                  changes in our relationships with key customers;

•                  changes in our proprietary credit card arrangement that adversely impact our ability to provide consumer credit;

Merchandise Procurement and Supply Chain Considerations

•                  changes in our relationships with designers, vendors and other sources of merchandise, including adverse changes in their financial viability;

•                  delays in receipt of merchandise ordered due to work stoppages and/or other causes of delay in connection with either the manufacture or shipment of such merchandise;

•                  changes in foreign currency exchange rates;

•                  significant increases in paper, printing and postage costs;

Industry and Competitive Factors

•                  competitive responses to our marketing, merchandising and promotional efforts and/or inventory liquidations by vendors or other retailers;

•                  seasonality of the retail business;

•                  adverse weather conditions or natural disasters, particularly during peak selling seasons;

•                  delays in anticipated store openings and renovations;

Employee Considerations

•                  changes in key management personnel;

•                  changes in our relationships with certain of our key sales associates;

Legal and Regulatory Issues

•                  changes in government or regulatory requirements increasing our costs of operations;

•                  litigation that may have an adverse effect on our financial results or reputation;

Other Factors

•                  impact of funding requirements related to our noncontributory defined benefit pension plan;

•                  the design and implementation of new information systems as well as enhancements of existing systems.

We undertake no obligation to update or revise (publicly or otherwise) any forward-looking statements to reflect subsequent events, new information or future circumstances.

Critical Accounting Policies

The preparation of condensed financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events.  These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the Condensed Consolidated Financial Statements.  Our current estimates are subject to change if different assumptions as to the outcome of future events were made.  We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances.  We make adjustments to our assumptions and judgments when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying Condensed Consolidated Financial Statements.

See Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 1 for a summary of our critical accounting policies.  A complete description of our critical accounting policies is included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended July 31, 2004.

We have changed the basis of presentation of certain prior year amounts and calculations presented in this quarterly report to conform to the current year presentation.

Reclassification.  As more fully described in Note 1, a substantial portion of the points earned by customers in connection with our loyalty programs are redeemed for gift cards.  At the time the qualifying sales giving rise to the loyalty program points are made, we defer the portion of the revenues on the qualifying sales transactions equal to our estimate of the retail value of the gift cards to be issued upon conversion of the points to gift cards.  Beginning in the first quarter of 2005, we began to record the deferral of revenues related to gift cards awards under our loyalty programs as a reduction of revenues. Previously, we charged such amounts to selling, general and administrative expenses.  In addition, we now charge the cost of all other awards under our loyalty programs to cost of goods sold rather than SG&A.  These changes in classification do not impact the previously reported operating earnings, net income or earnings per share amounts.

Changes in Comparable Revenues.  As more fully described in Note 2, we have sold our Chef’s Catalog operations.  The changes in comparable revenues have been adjusted 1) to exclude the revenues of Chef’s Catalog operations for all periods prior to the sale and 2) to give recognition to the change in classification of revenues deferred in connection with our loyalty programs and are summarized below:

	Total	Specialty Retail Stores	Direct Marketing

Fiscal Year 2004:
First quarter	10.9%	9.6%	13.2%
Second quarter	12.7%	10.2%	25.7%
Third quarter	22.0%	22.2%	14.4%
Fourth quarter	12.6%	11.3%	21.7%
Fiscal year 2004	14.4%	13.1%	19.2%

Fiscal Year 2003:
First quarter	6.3%	5.0%	15.7%
Second quarter	0.9%	(2.1)%	18.7%
Third quarter	1.6%	(0.6)%	14.8%
Fourth quarter	9.0%	6.3%	22.3%
Fiscal year 2003	4.1%	1.8%	17.8%

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.  We do not enter into derivative financial instruments for trading purposes.  We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. We are exposed to interest rate risk through our securitization and borrowing activities, which are described in Notes 2 and 5 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

As of October 30, 2004, we had no borrowings outstanding under our revolving credit agreement.  Future borrowings under our revolving credit agreement, to the extent of outstanding borrowings, would be affected by interest rate changes.

Our outstanding long-term debt as of October 30, 2004 is at fixed interest rates and would not be affected by interest rate changes.  Based upon quoted prices, the fair value of our senior notes and debentures (face value of $250 million) was $278.9 million as of October 30, 2004.

Pursuant to our proprietary credit card securitization program that begins to expire in September 2005, we have sold substantially all of our credit card receivables through a subsidiary in exchange for certificates representing undivided interests in such receivables.  We sold the Class A Certificates, which have an aggregate principal value of $225 million, to investors. The holders of the Class A Certificates are entitled to monthly interest distributions from the Trust at the contractually-defined rate of one month LIBOR plus 0.27 percent annually.  The distributions to the Class A Certificate holders are payable from the finance charge income generated by the credit card receivables held by the Trust.  At October 30, 2004, we estimate a 100 basis point increase in LIBOR would result in an approximate annual increase of $2.25 million in the interest distributions to the Class A Certificate Holders.

We use derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources.  We enter into foreign currency contracts denominated in the euro and British pound. We had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $31.5 million as of October 30, 2004.  The market risk inherent in these instruments was not material to our consolidated financial position, results of operations or cash flows in the first quarter of 2005.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of Pension Plan assets, resulting in an increase or decrease in our cash funding obligation.  We seek to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

Based on a review of our financial instruments outstanding at October 30, 2004 that are sensitive to market risks, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date.

ITEM 4.                             CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information we are required to disclose in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change in our internal controls occured during the quarter ended October 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.                  UNREGISTERD SALES OF EQUITY AND SECURITIES AND USE OF PROCEEDS

The following table indicates our stock repurchases of equity securities in the first quarter of 2005:

First Quarter 2005	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs

August 2004
(8/1/04 to 8/28/04)	15,100	$49.52	—	1,199,273

September 2004 (8/29/04 to 10/2/04)	18,954	$52.11	—	1,180,319

October 2004 (10/3/04 to 10/30/04)	20,350	$54.70	—	1,159,969

ITEM 6.                  EXHIBITS

3.1	Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2002.

3.2	Bylaws of the Company, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2003.

4.1

Certificates of Designation with respect to Series A Junior Participating Preferred Stock, Series B Junior Participating Preferred Stock and Series C Junior Participating Preferred Stock, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

4.2

Indenture, dated as of May 27, 1998, between the Company and The Bank of New York, as trustee (the “Indenture”), incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

4.3

Form of 6.65 percent Senior Note Due 2008, dated May 27, 1998, issued by the Company pursuant to the Indenture, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

4.4

Form of 7.125 percent Senior Note Due 2008, dated May 27, 1998, issued by the Company pursuant to the Indenture, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

4.5

Amended and Restated Rights Agreement, dated as of August 8, 2002, between the Company and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.1*	The Neiman Marcus Group, Inc. 1987 Stock Incentive Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.2*	The Neiman Marcus Group, Inc. 1997 Incentive Plan, as amended, incorporated herein by reference to the Company’s Form S-8 dated Mary 28, 2003.

10.3*

Employment Agreement between the Company and Burton M. Tansky, effective as of August 3, 2003, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2003.

10.4*

Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Phillip L. Maxwell dated November 20, 2002, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.5*	Supplemental Executive Retirement Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.6*	Description of the Company’s Executive Life Insurance Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.7*	Supplementary Executive Medical Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.8*	Key Employee Deferred Compensation Plan, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.9*	Deferred Compensation Plan for Non-Employee Directors, as amended, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.10*

Confidentiality, Non-Competition and Termination Benefits Agreement between Bergdorf Goodman, Inc. and James J. Gold dated May 3, 2004, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.11*

Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Karen W. Katz dated November 20, 2002, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.12

Credit Agreement dated as of June 9, 2004 among the Company, the Lenders parties thereof, Bank of America, N.A., as Syndication Agent, Wachovia Bank, N.A., Wells Fargo Bank National Association, and BNP Paribas, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

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

10.16

Pooling and Servicing Agreement, dated as of March 1, 1995, and amended and restated as of July 2, 2000 between Neiman Marcus Funding Corporation, the Company, and The Bank of New York, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

10.17

Series 2000-1 Supplement, dated as of July 2, 2000, to the Pooling and Servicing Agreement, dated as of March 1, 1995, and amended and restated as of July 2, 2000 among Neiman Marcus Funding Corporation, the Company, and The Bank of New York, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

10.18

Trustee Resignation and Agent Appointment Agreement dated as of July 2, 2000 by and among the Company, Neiman Marcus Funding Corporation, The Chase Manhattan Bank, and The Bank of New York, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

10.19

Amended and Restated Agreement and Plan of Merger, dated as of July 1, 1999, among The Neiman Marcus Group, Inc., Harcourt General, Inc., and Spring Merger Corporation, incorporated herein by reference to the Company’s Definitive Schedule 14A dated August 10, 1999.

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

10.22*

Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Nelson A. Bangs dated May 21, 2003, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2003.

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

10.25*

Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Brendan L. Hoffman dated January 29, 2003, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.26*	Description of Director Compensation. (1)

10.27*	Form of 2002 Purchased Restricted Stock Unit Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.28*	Form of 2003 Purchased Restricted Stock Unit Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.29*	Form of 2002 Restricted Stock Unit Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.30*	Form of 2003 Restricted Stock Unit Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.31*	Form of Non-Qualified Stock Option Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.32*	Form of Regular Restricted Stock Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.33*	Form of Retention Restricted Stock Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.34*	Form of Purchased Restricted Stock Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.35*	Form of Non-Qualified Stock Option Agreement with incremental vesting, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.36*

Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Steven P. Dennis dated September 9, 2004, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.37*

Description of annual incentives set by the Compensation Committee of the Board of Directors for the 2005 fiscal year, incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 24, 2004.

10.38*	The Neiman Marcus Group, Inc. Key Employee Bonus Plan, incorporated herein by reference to the Company’s Current Report on Form 8-K for dated September 24, 2004.

10.39*	Form of Restricted Stock Unit Agreement. (1)

10.40*	Form of Matching Restricted Stock Unit Agreement. (1)

12.1	Computation of Ratio of Earnings to Fixed Charges (Unaudited), incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

14.1	The Neiman Marcus Group, Inc. Code of Ethics and Conduct, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

14.2	The Neiman Marcus Group, Inc. Code of Ethics for Financial Professionals, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2003.

18.1	Letter regarding Change in Accounting Principle, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

21.1	Subsidiaries of the Company, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

23.1	Consent of Deloitte & Touche LLP, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE NEIMAN MARCUS GROUP, INC.
(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller	December 6, 2004
T. Dale Stapleton	and Duly Authorized Officer
(principal accounting officer)