Form 10-Q
period 2005-01-29
NEIMAN MARCUS GROUP INC
filed 2005-03-07
CIK 819539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 29, 2005

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

YES ☒                NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒                NO ☐

As of March 2, 2005, the number of outstanding shares of each of the issuer’s classes of common stock was:

Class	Outstanding Shares
Class A Common Stock, $.01 Par Value	29,521,377
Class B Common Stock, $.01 Par Value	19,422,379

THE NEIMAN MARCUS GROUP, INC.

THE NEIMAN MARCUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands)	January 29, 2005	July 31, 2004	January 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$377,857	$368,367	$251,658
Undivided interests in NMG Credit Card Master Trust	—	—	164,652
Accounts receivable, net of allowance of $11,259, $10,078 and $5,091	659,015	551,687	321,005
Merchandise inventories	726,169	720,277	658,177
Other current assets	79,679	65,835	75,985
Total current assets	1,842,720	1,706,166	1,471,477

Property and equipment, net	793,146	763,931	746,816
Other assets	119,327	145,812	112,380
Total assets	$2,755,193	$2,615,909	$2,330,673

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$241,946	$289,282	$227,121
Accrued liabilities	327,435	286,833	304,103
Notes payable and current maturities of long-term liabilities	2,200	1,563	845
Current portion of borrowings under Credit Card Facility	225,000	150,000	—
Total current liabilities	796,581	727,678	532,069

Long-term liabilities:
Notes and debentures	249,768	249,757	249,745
Borrowings under Credit Card Facility	—	75,000	111,326
Deferred real estate credits	68,707	70,159	72,677
Other long-term liabilities	118,862	112,455	90,884
Total long-term liabilities	437,337	507,371	524,632

Minority interest	11,664	10,298	10,729

Common stocks	497	492	492
Additional paid-in capital	510,119	491,849	481,598
Accumulated other comprehensive loss	(1,996)	(4,536)	(25,326)
Retained earnings	1,026,652	905,330	828,525
Treasury stock, at cost (768,731 shares, 710,227 shares and 699,777 shares)	(25,661)	(22,573)	(22,046)
Total shareholders’ equity	1,509,611	1,370,562	1,263,243
Total liabilities and shareholders’ equity	$2,755,193	$2,615,909	$2,330,673

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(in thousands, except per share data)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	January 29, 2005	January 31, 2004	January 29, 2005	January 31, 2004

Revenues	$1,129,225	$1,048,367	$2,037,161	$1,867,136
Cost of goods sold including buying and occupancy costs	761,989	718,986	1,316,699	1,229,336
Selling, general and administrative expenses	247,576	239,380	475,539	450,511
Loss on disposition of Chef’s Catalog	—	—	15,348	—

Operating earnings	119,660	90,001	229,575	187,289

Interest expense, net	3,978	3,764	8,015	7,225

Earnings before income taxes and minority interest	115,682	86,237	221,560	180,064

Income taxes	44,326	26,132	85,301	62,724

Earnings before minority interest	71,356	60,105	136,259	117,340

Minority interest in net earnings of subsidiaries	(769)	(934)	(1,556)	(1,944)

Net earnings	$70,587	$59,171	$134,703	$115,396

Weighted average number of common and common equivalent shares outstanding:
Basic	48,309	47,954	48,268	47,789
Diluted	49,454	48,897	49,293	48,647

Earnings per share:
Basic	$1.46	$1.23	$2.79	$2.41
Diluted	$1.43	$1.21	$2.73	$2.37

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Twenty-Six Weeks Ended
	January 29, 2005	January 31, 2004

CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$134,703	$115,396
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation	51,196	48,284
Loss on disposition of Chef’s Catalog	15,348	—
Minority interest	1,556	1,944
Other – primarily costs related to defined benefit pension and other long-term benefit plans	16,090	24,829
	218,893	190,453
Changes in operating assets and liabilities:
Increase in accounts receivable	(106,830)	(298,410)
(Increase)/decrease in merchandise inventories	(16,209)	28,885
Decrease in accounts payable and accrued liabilities	(1,970)	(3,410)
Contribution to defined benefit pension plan	—	(30,000)
Other	(17,797)	7,023
Net cash provided by (used for) operating activities	76,087	(105,459)

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(80,999)	(52,942)
Transactions related to undivided interests in NMG Credit Card Master Trust:
Purchases of held-to-maturity securities	—	(240,808)
Maturities of held-to-maturity securities	—	318,721
Proceeds from sale of Chef’s Catalog	14,419	—
Net cash (used for) provided by investing activities	(66,580)	24,971

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from borrowings	637	1,000
Repayment of debt	—	(1,000)
Borrowings under Credit Card Facility	—	111,326
Acquisitions of treasury stock	(3,088)	(7,026)
Proceeds from stock-based compensation awards	16,273	21,560
Cash dividends paid	(12,664)	—
Distribution paid	(1,175)	(664)
Net cash (used for) provided by financing activities	(17)	125,196

CASH AND CASH EQUIVALENTS
Increase during the period	9,490	44,708
Beginning balance	368,367	206,950
Ending balance	$377,857	$251,658

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$10,250	$8,918
Income taxes	$72,151	$51,935

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the second quarter of 2005 relate to the thirteen weeks ended January 29, 2005 and all references to the second quarter of 2004 relate to the thirteen weeks ended January 31, 2004.  All references to 2005 relate to the twenty-six weeks ended January 29, 2005 and all references to 2004 related to the twenty-six weeks ended January 31, 2004.

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

•                  Determination of impairment of long-lived assets;

•                  Recognition of income and expenses related to our previous securitization program;

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

The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model for 2005 and 2004:

(in thousands, except per share data)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	January 29, 2005	January 31, 2004	January 29, 2005	January 31, 2004

Net earnings:
As reported	$70,587	$59,171	$134,703	$115,396
Less: stock-based employee compensation expense determined under fair value based method, net of related taxes	(2,147)	(2,158)	(4,110)	(4,201)
Pro forma	$68,440	$57,013	$130,593	$111,195

Basic earnings per share:
As reported	$1.46	$1.23	$2.79	$2.41
Pro forma	$1.42	$1.19	$2.71	$2.33

Diluted earnings per share:
As reported	$1.43	$1.21	$2.73	$2.37
Pro forma	$1.38	$1.17	$2.65	$2.29

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

Reclassification – Loyalty Programs.  A substantial portion of the points earned by customers in connection with our loyalty programs are redeemed for gift cards.  At the time the qualifying sales giving rise to the loyalty program points are made, we defer the portion of the revenues on the qualifying sales transactions equal to our estimate of the retail value of the gift cards to be issued upon conversion of the points to gift cards.   Beginning in the first quarter of 2005, we began to record the deferral of revenues related to gift card awards under our loyalty programs as a reduction of revenues. Previously, we charged  such amounts to selling, general and administrative expenses (SG&A).  In addition, we now charge the cost of all other awards under our loyalty programs to cost of goods sold (COGS) rather than SG&A.  These changes in classification do not impact the previously reported operating earnings, net income or earnings per share amounts.

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

Reclassification – Construction Allowances.  We periodically receive allowances from developers related to the construction of our stores.  We have historically recorded these allowances as a reduction of our capital expenditures and, as a result, the carrying values of our property and equipment.  Like other retailers, we have recently reviewed our accounting for leases and after consultation with Deloitte & Touche LLP, our independent registered public accounting firm, we have changed the classification of these developer funds from a reduction of property and equipment to deferred real estate credits on our balance sheet.  These deferred real estate credits are amortized over the lease term which is consistent with amortization period for the constructed assets.  As a result of the change in classification, property and equipment and long-term liabilities have been increased by $69 million at January 29, 2005 and $73 million at January 31, 2004.

2.               Loss on Disposition of Chef’s Catalog

In November 2004, we sold our Chef’s Catalog direct marketing business to a private equity firm.  Chef’s Catalog is a multi-channel retailer of professional-quality kitchenware with revenues of approximately $73 million in fiscal year 2004.  At October 30, 2004, Chef’s Catalog had net tangible assets, primarily inventory, of $12.5 million and net intangible assets of $17.2 million.  We received proceeds, net of selling costs, of $14.4 million from the sale.  As the carrying value of the Chef’s Catalog assets exceeded the net proceeds from the sale, we incurred a pre-tax loss of $15.3 million in the first quarter of 2005 related to the disposition of Chef’s Catalog.

3.               Operating Segments

We have identified two reportable segments: Specialty Retail Stores and Direct Marketing.  Our Specialty Retail Stores

segment includes all of our Neiman Marcus and Bergdorf Goodman retail stores, including Neiman Marcus clearance stores.  Our Direct Marketing segment conducts both print catalog and online operations under the Neiman Marcus, Horchow and Bergdorf Goodman brand names and, until its disposition in November 2004, the Chef’s Catalog brand name.  Other includes the operations of Kate Spade LLC and Gurwitch Products, LLC (the Brand Development Companies) and corporate expenses.

The following table sets forth the information for our reportable segments:

(in thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	January 29, 2005	January 31, 2004	January 29, 2005	January 31, 2004
REVENUES:
Specialty Retail Stores	$911,982	$831,775	$1,648,872	$1,496,249
Direct Marketing	188,183	191,484	327,982	319,490
Other	29,060	25,108	60,307	51,397
Total	$1,129,225	$1,048,367	$2,037,161	$1,867,136

OPERATING EARNINGS:
Specialty Retail Stores	$98,688	$72,799	$218,877	$163,909
Direct Marketing	27,893	24,760	39,251	35,383
Other	(6,921)	(7,558)	(13,205)	(12,003)
Loss on disposition of Chef’s Catalog	—	—	(15,348)	—
Total	$119,660	$90,001	$229,575	$187,289

4.               Stock Repurchase Program

In prior years, our Board of Directors authorized various stock repurchase programs and increases in the number of shares subject to repurchase.  In the second quarter of 2005, we repurchased 4,100 shares at an average price of $57.60.  In the first quarter of 2005, we repurchased 54,404 shares at an average price of $52.40.  As of January 29, 2005, approximately 1.2 million shares remain available for repurchase under our stock repurchase programs.

5.               Earnings per Share

The weighted average shares used in computing basic and diluted earnings per share (EPS) are presented in the table below.  We made no adjustments to net earnings for the computations of basic and diluted EPS during the periods presented.

(in thousands of shares)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	January 29, 2005	January 31, 2004	January 29, 2005	January 31, 2004

Weighted average shares outstanding	48,865	48,304	48,798	48,191
Less: shares of non-vested restricted stock	(556)	(350)	(530)	(402)
Shares for computation of basic EPS	48,309	47,954	48,268	47,789

Effect of dilutive stock options and restricted stock	1,145	943	1,025	858
Shares for computation of diluted EPS	49,454	48,897	49,293	48,647

Shares represented by antidilutive stock options	—	—	285	14

We do not include antidilutive stock options in the computation of diluted EPS because the exercise price of those options is greater than the average market price of the common shares.

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

Beginning in December 2003, our transfers to the Trust ceased to qualify for Off-Balance Sheet Accounting.  Rather, credit card receivables transferred to the Trust after November 2003 remain on our balance sheet and our borrowings collateralized by those accounts receivable are recorded as liabilities on our balance sheet  (Financing Accounting).  The transition period from Off-Balance Sheet Accounting to Financing Accounting (Transition Period) lasted approximately four months (December 2003 to March 2004).  During the Transition Period, we allocated cash collections on our credit card receivables to the previous Sold Interests and Retained Interests until such time as those balances were reduced to zero and we recorded a liability for our repayment obligation to the holders of the $225 million of certificates representing the Sold Interests.

A reconciliation of the outstanding balance of our accounts receivable to the balances recorded at January 29, 2005 and January 31, 2004 is as follows:

(in millions)	January 29, 2005	January 31, 2004

Credit card receivables, net	$630.2	$570.6
Other receivables	28.8	28.8
	659.0	599.4
Less: Sold Interests originally qualifying for Off-Balance Sheet Accounting	—	(225.0)
Add: debt brought back onto the balance sheet	—	111.3
Net balance	$659.0	$485.7

Amounts reflected in the balance sheet:
Undivided interests in NMG Credit Card Master Trust	$—	$164.7
Accounts receivable, net	659.0	321.0
	$659.0	$485.7

Current portion of borrowings under Credit Card Facility	$225.0	$—
Borrowings under Credit Card Facility	$—	$111.3

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

Costs of Benefits.  The components of the expenses incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

(in thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	January 29, 2005	January 31, 2004	January 29, 2005	January 31, 2004

Pension Plan:
Service cost	$3,196	$2,935	$6,392	$6,103
Interest cost	4,636	4,469	9,271	9,292
Expected return on plan assets	(4,712)	(4,481)	(9,425)	(9,316)
Net amortization of losses and prior service costs	1,208	866	2,418	1,799
Pension Plan expense	$4,328	$3,789	$8,656	$7,878

SERP Plan:
Service cost	$361	$342	$722	$682
Interest cost	1,014	979	2,028	1,953
Net amortization of losses and prior service costs	384	367	768	733
SERP Plan expense	$1,759	$1,688	$3,518	$3,368

Postretirement Plan:
Service cost	$15	$20	$29	$40
Interest cost	318	386	636	770
Net amortization of losses	26	111	53	220
Postretirement Plan expense	$359	$517	$718	$1,030

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Company Profile

The Neiman Marcus Group, Inc., together with its operating divisions and subsidiaries, is a high-end specialty retailer.  Our operations include the Specialty Retail Stores segment and the Direct Marketing segment.  Our Specialty Retail Stores segment consists primarily of Neiman Marcus and Bergdorf Goodman stores.  Our Direct Marketing segment conducts both print catalog and online operations under the brand names of Neiman Marcus, Horchow and Bergdorf Goodman and until its disposition in November 2004, the Chef’s Catalog brand name.  In November 2004, we sold our Chef’s Catalog operations, as more fully described in Note 2 to the Condensed Consolidated Financial Statements.

We own a 51 percent interest in Gurwitch Products, LLC, which distributes and markets the Laura Mercier cosmetic line, and a 56 percent interest in Kate Spade LLC, a manufacturer and retailer of high-end designer handbags and accessories.  Gurwitch Products, LLC and Kate Spade LLC are hereafter referred to collectively as the “Brand Development Companies.”

Our fiscal year ends on the Saturday closest to July 31.  All references to the second quarter of 2005 relate to the thirteen weeks ended January 29, 2005 and all references to the second quarter of 2004 relate to the thirteen weeks ended January 31, 2004.  All references to 2005 relate to the twenty-six weeks ended January 29, 2005 and all references to 2004 relate to the twenty-six weeks ended January 31, 2004.

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

We conduct our selling activities in two primary selling seasons, Fall and Spring.  Sales and margins fluctuate during each selling season due to the results of in-store marketing and full-price selling towards the beginning of each season and sales  on a marked down basis towards the end of each season.  As a result of the seasonality of our selling activities, inventory management is critical to our success.

Inherent in the successful execution of our business plans, particularly our inventory management strategy, is our ability both to predict the fashion trends that will be of interest to our customers and to anticipate the future spending patterns of our customer base.  Accordingly, we monitor the sales performance of our inventories throughout each season.  We seek to order additional goods to supplement our original purchasing decisions when the level of customer demand is higher than originally anticipated.  However, in certain merchandise categories, particularly fashion apparel, our ability to purchase additional goods can be limited.  This can result in lost sales in the event of higher than anticipated demand for the fashion goods offered or a higher than anticipated level of consumer spending.  Conversely, in the event we buy fashion goods that are not accepted by our customer or the level of consumer spending is less than we anticipated, we typically incur a higher than anticipated level of markdowns, net of vendor allowances, to sell the goods that remain at the end of the season, resulting in lower operating profits.  We believe that the experience of our merchandising and selling organizations helps to minimize the inherent risk in predicting fashion trends and related demand.

Second Quarter Fiscal Year 2005 Highlights

Diluted earnings per share for the second quarter of 2005 increased 18.2 percent to $1.43 from $1.21 in the prior year period. Other significant highlights for the second quarter of 2005 include:

•                  Revenues – Our revenues for the second quarter of 2005 were $1,129.2 million compared to $1,048.4 million in the prior year period.  Revenues increased 7.7 percent in the second quarter of 2005 while comparable revenues increased 10.4 percent.  Year to date, revenues have increased 9.1 percent while comparable revenues have increased 10.8 percent.  We have experienced double digit percentage increases in comparable store sales in each of our last six consecutive quarters.  For Specialty Retail Stores, our sales per square foot for the last twelve trailing months increased to $555 as of January 2005 compared to $494 as of January 2004.

•                  Margins – Margins increased to 32.5 percent of revenues in the second quarter of 2005 from 31.4 percent in the second quarter of 2004.  Year to date, margins have increased to 35.4 percent of revenues from 34.2 percent in the prior year period.  These increases are reflective of the high level of acceptance and demand for the fashion goods we offer as well as our efforts to more closely align purchases and customer demand.

•                  Selling, general and administrative expenses – Selling, general and administrative (SG&A) expenses decreased to 21.9 percent of revenues in the second quarter of 2005 from 22.8 percent in the second quarter 2004 and to 23.3 percent of revenues year-to-date from 24.1 percent in the prior year period.

•                  Operating earnings – Operating earnings increased 33.0 percent in the second quarter of 2005, representing 10.6 percent of our revenues compared to 8.6 percent in the second quarter of 2004.  Year to date, operating earnings increased 22.6 percent, representing 11.3 percent of our revenues for 2005 compared to 10.0 percent in 2004.  Operating earnings were 10.8 percent of revenues in the second quarter and 13.3 percent year to date for our Specialty Retail Stores and 14.8 percent of revenues in the second quarter and 12.0 percent year to date for Direct Marketing.

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net sales for the periods indicated.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	January 29, 2005	January 31, 2004	January 29, 2005	January 31, 2004

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs	67.5	68.6	64.6	65.8
Selling, general and administrative expenses	21.9	22.8	23.3	24.1
Loss on disposition of Chef’s Catalog	—	—	0.8	—
Operating earnings	10.6	8.6	11.3	10.0
Interest expense, net	0.4	0.4	0.4	0.4
Earnings before income taxes and minority interest	10.2	8.2	10.9	9.6
Income taxes	3.9	2.5	4.2	3.3
Earnings before minority interest	6.3	5.7	6.7	6.3
Minority interest in net earnings of subsidiaries	(0.1)	(0.1)	(0.1)	(0.1)
Net earnings	6.3%	5.6%	6.6%	6.2%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

(dollars in millions)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	January 29, 2005	January 31, 2004	January 29, 2005	January 31, 2004

REVENUES
Specialty Retail Stores	$912.0	$831.8	$1,648.9	$1,496.2
Direct Marketing	188.2	191.5	328.0	319.5
Other (1)	29.0	25.1	60.3	51.4
Total	$1,129.2	$1,048.4	$2,037.2	$1,867.1

OPERATING EARNINGS
Specialty Retail Stores	$98.7	$72.8	$218.9	$163.9
Direct Marketing	27.9	24.8	39.3	35.4
Other (1)	(6.9)	(7.6)	(13.3)	(12.0)
Loss on disposition of Chef’s Catalog	—	—	(15.3)	—
Total	$119.7	$90.0	$229.6	$187.3

OPERATING PROFIT MARGIN
Specialty Retail Stores	10.8%	8.8%	13.3%	11.0%
Direct Marketing	14.8%	12.9%	12.0%	11.1%
Total	10.6%	8.6%	11.3%	10.0%

COMPARABLE REVENUES (2)
Specialty Retail Stores (3)	9.6%	10.2%	10.3%	10.0%
Direct Marketing (4)	15.8%	25.7%	14.7%	20.3%
Total (3), (4)	10.4%	12.7%	10.8%	11.9%

SALES PER SQUARE FOOT
Specialty Retail Stores	$168	$154	$305	$278

STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	37	37	37	37
Opened during the period	—	—	—	—
Open at end of period	37	37	37	37
Clearance centers:
Open at beginning of period	14	14	14	14
Opened during the period	1	—	1	—
Open at end of period	15	14	15	14

(1)   Other includes the operations of the Brand Development Companies and corporate expenses.

(2)   Comparable revenues include 1) revenues derived from our retail stores open for more than 52 weeks, including stores that have been relocated or expanded, 2) revenues from our Direct Marketing operations and 3) wholesale revenues from our Brand Development Companies.

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

Thirteen Weeks Ended January 29, 2005 Compared to Thirteen Weeks Ended January 31, 2004

Revenues.  Our revenues for the second quarter of 2005 of $1,129.2 million increased $80.8 million, or 7.7 percent, from $1,048.4 million in the second quarter of 2004.

Comparable revenues in the second quarter of 2005 increased 10.4 percent compared to the prior year period.  Comparable revenues increased 9.6 percent for Specialty Retail Stores and 15.8 percent for Direct Marketing.  Comparable revenues in the second quarter of 2004 increased by 12.7 percent.

Revenues increased in the second quarter of 2005 compared to the prior year at all our operating companies, consistent with a higher level of consumer spending, in general, with a higher increase coming from the affluent luxury customer served by the Company.  In addition, we believe the increases in comparable revenues were driven by sales events conducted by our Specialty Retail Stores and by the growth of internet sales for Direct Marketing.  In the second quarter of 2005, internet sales by Direct Marketing, excluding Chef’s Catalog, were $98.5 million, an increase of 49.0 percent from the second quarter of 2004.

Gross margin.  Due to promotional events and the markdowns incurred in the second quarter related to the clearance of Fall Season merchandise, we generate a lower gross margin in the second quarter compared to the first quarter of each year.  Our gross margin was 32.5 percent of revenues for the second quarter of 2005 compared to 31.4 percent in the prior year period.  The increase in gross margin from the prior year period was due primarily to:

•                  higher product margins;

•                  a decrease in buying and occupancy costs as a percentage of revenues.

We generated higher product margins at our Specialty Retail Stores during the second quarter of 2005.  We believe this increase in product margins was due to the higher level of full-price sales generated during the quarter and our continued emphasis on inventory management.  We incurred a higher level of net markdowns in our Direct Marketing operations due to lower than anticipated sales in our catalog operations during the December holiday season.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins earned in connection with the sales of the vendor’s merchandise.  We recognize these allowances as an increase to gross margin when the allowances are earned and approved by the vendor.  Other allowances we receive represent reductions to the amounts paid to acquire the merchandise.  We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in an increase to gross margin at the time the goods are sold.  While the dollar value of the vendor reimbursements we received decreased slightly as a percentage of revenues in the second quarter of 2005 compared to the prior year period, primarily due to a higher level of full-price selling, this decrease did not have a significant impact on the year-over-year change in the gross margin we realized in the second quarter of 2005.

A significant portion of our buying and occupancy costs are fixed in nature.  Buying and occupancy costs decreased as a percentage of revenues during the second quarter of 2005 compared to the prior year period primarily due to the leveraging of fixed expenses, including payroll expenses and depreciation, over the higher level of revenues we generated during the second quarter of 2005.

Selling, general and administrative expenses.  SG&A expenses were 21.9 percent of revenues in the second quarter of 2005 compared to 22.8 percent of revenues in the prior year period.

The net decrease in SG&A expenses as a percentage of revenues in the second quarter of 2005 was primarily due to:

•                  lower marketing and advertising costs for Direct Marketing consistent with a planned shift in spending to the first quarter of 2005;

•                  lower costs for incentive compensation;

•                  lower professional fees;

•                  productivity improvements for our Specialty Retail Stores in various expense categories, including payroll and advertising, as a result of the higher level of revenues in the second quarter of 2005.

In addition, SG&A expense in the second quarter of 2004 included a $5.3 million reduction in the income generated by the Company’s credit card portfolio due to the required amortization during the Transition Period of the premium associated with the carrying value of the Retained Interests, as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements.

These decreases in SG&A expenses as a percentage of revenues were partially offset by:

•                  the increase in preopening costs incurred in the second quarter of 2005 in connection with the remodel of our stores in San Francisco, Newport Beach, Los Angeles and Houston;

•                  increases in payroll for our Direct Marketing and the Brand Development Companies in support of new business initiatives and the expansion of Kate Spade operations.

In addition, SG&A expenses were reduced in the second quarter of 2004 by the favorable impact of conclusions of certain sales tax and unclaimed property examinations for which the agreed-on settlements were less than the amounts previously estimated by the Company.

Segment operating earnings.  Operating earnings for our Specialty Retail Stores segment were $98.7 million for the second quarter of 2005 compared to $72.8 million for the prior year period.  This 35.6 percent increase was primarily the result of increased sales and gross margin and net decreases in both buying and occupancy expenses and SG&A expenses as a percentage of revenues.

Operating earnings for Direct Marketing increased to $27.9 million in the second quarter of 2005 from $24.8 million for the prior year period, primarily as a result of increased revenues and net decreases in both buying and occupancy costs and SG&A expenses as a percentage of revenues.

Interest expense, net.  Net interest expense was $4.0 million in the second quarter of 2005 and $3.8 million for the prior year period.

Income taxes.  Our effective income tax rate was 38.3 percent for the second quarter of 2005 and 30.3 percent for the prior year period.  In the second quarter of 2004, the Company recognized a net income tax benefit of $7.5 million related to favorable settlements associated with previous state tax filings.  Excluding this benefit, the effective tax rate was 39.0 percent for the second quarter of 2004.

Twenty-Six Weeks Ended January 29, 2005 Compared to Twenty-Six Weeks Ended January 31, 2004

Revenues.  Our revenues for 2005 of $2,037.2 million increased $170.1 million, or 9.1 percent, from $1,867.1 million in 2004.

Comparable revenues in 2005 increased 10.8 percent compared to the prior year period.  Comparable revenues increased 10.3 percent for Specialty Retail Stores and 14.7 percent for Direct Marketing.  Comparable revenues in 2004 increased by 11.9 percent.

Excluding the revenues from our Chef’s Catalog operations in 2004, revenues increased in 2005 compared to the prior year at all our operating companies, consistent with a higher level of consumer spending, in general, with a higher increase coming from the affluent luxury customer served by the company.  In addition, we believe the increases in comparable revenues were driven by sales events conducted by our Specialty Retail Stores and by the growth of internet sales for Direct Marketing.  In 2005, internet sales by Direct Marketing, excluding Chef’s Catalog, were $159.2 million, an increase of 46.5 percent from 2004.

Gross margin.  Gross margin was 35.4 percent of revenues for 2005 compared to 34.2 percent in the prior year period.  The increase in gross margin was due primarily to:

•                  higher product margins;

•                  a decrease in buying and occupancy costs as a percentage of revenues.

We generated higher product margins at our Specialty Retail Stores during 2005.  We believe this increase in product margins was due to the higher level of full-price sales generated for the period and our continued emphasis on inventory management.  We incurred a higher level of net markdowns in 2005 for Direct Marketing due to lower than anticipated sales in our catalog operations during the December holiday season.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins earned in connection with the sales of the vendor’s merchandise.  We recognize these allowances as an increase to gross margin when the allowances are earned and approved by the vendor.  Other allowances we receive represent reductions to the amounts paid to acquire the merchandise.  We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in an increase to gross margin at the time the goods are sold.  While the dollar value of the vendor reimbursements we received decreased slightly as a percentage of revenues in 2005 compared to the prior year period, primarily due to a higher level of full-price selling, this decrease did not have a significant impact on the year-over-year change in the gross margin we realized in 2005.

A significant portion of our buying and occupancy costs are fixed in nature.  Buying and occupancy costs decreased as a percentage of revenues during 2005 compared to the prior year period primarily due to the leveraging of fixed expenses, including payroll expenses and depreciation, over these higher level of revenues we generated during 2005.

Selling, general and administrative expenses.  SG&A expenses were 23.3 percent of revenues in 2005 compared to 24.1 percent of revenues in the prior year period.

The net decrease in SG&A expenses as a percentage of revenues in 2005 was primarily due to:

•                  lower costs for incentive compensation;

•                  productivity improvements for our Specialty Retail Stores in various expense categories, including payroll and advertising, and for Direct Marketing, primarily advertising, as a result of the higher level of revenues in 2005.

In addition, SG&A expense in  2004 included a $5.3 million reduction in the income generated by the Company’s credit card portfolio due to the required amortization during the Transition Period of the premium associated with the carrying value of the Retained Interests, as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements.

These decreases in SG&A expenses as a percentage of revenues were partially offset by increases in payroll for our Direct Marketing and Brand Development Companies in support of new business initiatives and the expansion of Kate Spade operations.  In addition, SG&A expenses were reduced in the second quarter of 2004 for the favorable impact of conclusions of certain sales tax and unclaimed property examinations for which the agreed-on settlements were less than the amounts previously estimated by the Company.

Loss on disposition of Chef’s Catalog.   In November 2004, we sold our Chef’s Catalog direct marketing business to a private equity firm.  Chef’s Catalog is a multi-channel retailer of professional-quality kitchenware with revenues of approximately $73 million in fiscal year 2004.  At October 30, 2004, Chef’s Catalog had net tangible assets, primarily inventory, of $12.5 million and net intangible assets of $17.2 million.  We received proceeds, net of selling costs, of $14.4 million from the sale. As the carrying value of the Chef’s Catalog assets exceeded the net proceeds from the sale, we incurred a pre-tax loss of $15.3 million in the first quarter of 2005 related to the disposition of Chef’s Catalog.

Segment operating earnings.  Operating earnings for our Specialty Retail Stores segment were $218.9 million for 2005 compared to $163.9 million for the prior year period.  This 33.6 percent increase was primarily the result of increased sales and margins and net decreases in both buying and occupancy expenses and SG&A expenses as a percentage of revenues.

Operating earnings for Direct Marketing increased to $39.3 million in 2005 from $35.4 million for the prior year period, primarily as a result of increased revenues and net decreases in both buying and occupancy costs and SG&A expenses as a percentage of revenues.

Interest expense, net.  Net interest expense was $8.0 million in 2005 and $7.2 million for the prior year period.

Income taxes.  Our effective income tax rate was 38.5 percent for 2005 and 34.8 percent for the prior year period.  In the second quarter of 2004, the Company recognized a net income tax benefit of $7.5 million related to favorable settlements associated with previous state tax filings.  Excluding this benefit, the effective tax rate was 39.0 percent for 2004.

Outlook

Based on current estimates, we anticipate increases in comparable store revenues of 3 to 5 percent for our third quarter ending April 30, 2005.  Comparable revenues increased by 22.0 percent in our quarter ended May 1, 2004.  The accuracy of our assumptions and forecasts is subject to uncertainties and circumstances beyond our control.  Consequently, actual results could differ materially from the forecasted results.  See “Factors That May Affect Future Results” for a discussion of items and events that could cause our actual results to vary from our expectations.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements consist principally of:

•                  the funding of our accounts receivable and merchandise purchases;

•                  capital expenditures for new store growth, store renovations and upgrades of our management information systems;

•                  debt service requirements;

•                  obligations related to our Pension Plan.

Our working capital requirements fluctuate during the year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of accounts receivable and inventory.   We typically finance the increases in working capital needs during the first and second fiscal quarters with cash flows from operations, cash provided from the Credit Card Facility and borrowings under our $350 million unsecured Credit Agreement.

Our primary sources of short-term liquidity are comprised of cash on hand and availability under our Credit Agreement.  As of January 29, 2005, we had cash and cash equivalents of $377.9 million and no outstanding borrowings under our Credit Agreement.  Our cash and cash equivalents consisted principally of invested cash and store operating cash.  At January 31, 2004, we had cash and cash equivalents of $251.7 million and no outstanding borrowings under a previous $300 million unsecured revolving credit facility.  The amount of cash on hand and borrowings under the credit facility are influenced by a number of factors, including revenues, accounts receivable and inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, Pension Plan funding obligations and tax payment obligations, among others.

We believe that operating cash flows, currently available vendor financing and amounts available pursuant to our Credit Agreement should be sufficient to fund our operations and debt service requirements, including repayment of the $225 million Credit Card Facility, Pension Plan funding requirements, contractual obligations and commitments and currently anticipated capital expenditure requirements through the end of 2005.  In addition, we are evaluating our options regarding the possible replacement of the Credit Card Facility which expires in September 2005.

We generated cash from operations, prior to changes in operating assets and liabilities, of $218.9 million in 2005 compared to $190.5 million in prior year period.  This $28.4 million increase in cash generated from operations was due to higher sales and earnings levels realized in 2005.  Net cash provided by operating activities was $76.1 million in 2005, reflecting the funding of a $123.0 million seasonal increase in our accounts receivable and merchandise inventories.  Both accounts receivable and inventories were higher at the end of the second quarter of 2005 compared to 2004 consistent with our higher sales levels.  In the presentation of net cash flows used by operating activities in 2004 of $105.5 million in the accompanying statement of cash flows, the cash generated from operations was reduced by the increase in accounts receivable from $22.6 million at August 2, 2003 to $321.0 million at January 31, 2004.  This increase in accounts receivable is attributable primarily to the discontinuance of Off-Balance Sheet Accounting beginning in December 2003, as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Net cash used for investing activities was $66.6 million in 2005 compared to $25.0 million net provided by investing activities in the prior year period.  The increase in cash used for investing activities in 2005 was primarily due to a higher level of capital expenditures in 2005, offset by $14.4 million of proceeds from the sale of Chef’s Catalog in 2005, and the impact of the discontinuance of Off-Balance Sheet Accounting which increased investing cash flows in 2004 by $77.9 million.

Capital expenditures were $81.0 million in 2005 and $52.9 million in the prior year period.  We incurred capital expenditures in the second quarter of 2005 related to the ongoing construction of new stores in San Antonio, Texas and Boca Raton, Florida and the remodels of our San Francisco, Houston, Los Angeles and Newport Beach stores.  We currently project capital expenditures for 2005 to be approximately $170 million to $180 million primarily for new store construction, store renovations and upgrades to information systems, including warehousing systems to support our Direct Marketing operation and a new human capital management system.  We are currently remodeling our stores in Newport Beach, Los Angeles, San Francisco and Houston.  We expect to complete the expansion and renovation of the Newport Beach and Los Angeles stores in the spring of fiscal year 2005 and the San Francisco and Houston stores in the spring of fiscal year 2006.  We expect to open our San Antonio and Boca Raton stores in the first quarter of fiscal year 2006.

Financing Structure

Our major sources of funds are comprised of vendor financing, the $350 million unsecured Credit Agreement, the $225 million Credit Card Facility, $125 million senior unsecured notes, $125 million senior unsecured debentures, operating leases and capital leases.

At January 29, 2005, we had $225.0 million borrowings under our Credit Card Facility.  Repayment of this obligation begins in April 2005 in six monthly installments of $37.5 million.  Borrowings pursuant to the Credit Card Facility bear interest at the contractually-defined rate of one month LIBOR plus 0.27 percent (2.75 percent at January 29, 2005) and are payable monthly to the holders of the Class A Certificates.  We are evaluating our options regarding the possible replacement of the Credit Card Facility which expires in September 2005.

In the second quarter of 2005, our Board of Directors increased our quarterly cash dividend to $0.15 per share from $0.13 per share in the prior year quarter.  We declared dividends on January 28, 2005 aggregating $7.3 million.  These dividends were paid in February 2005.

In prior years, our Board of Directors authorized various stock repurchase programs and increases in the number of shares subject to repurchase.  In the second quarter of 2005, we repurchased 4,100 shares at an average price of $57.60. As of January 29, 2005, approximately 1.2 million shares remain available for repurchase under the stock repurchase programs.

Off-Balance Sheet Arrangements

Pursuant to a revolving Credit Card Facility, we transfer substantially all of our credit card receivables to a wholly-owned subsidiary, Neiman Marcus Funding Corporation, which in turn sells such receivables to the Neiman Marcus Credit Card Master Trust (Trust).  At the inception of the Credit Card Facility in September 2000, the Trust issued certificates representing undivided interests in the credit card receivables to third-party investors in the face amount of $225 million (Sold Interests).  We hold certificates representing interests in the credit card portfolio equal to the excess of the balance of the credit card portfolio over $225 million (Retained Interests).  In order to maintain the committed level of securitized assets, the Trust uses cash collections on the securitized receivables to purchase new credit card balances from us in accordance with the terms of the Credit Card Facility.  Beginning in April 2005, cash collections will be used by the Trust to repay the $225 million principal balance of the Class A Certificates in six monthly installments of $37.5 million.

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

Beginning in December 2003, our transfers to the Trust ceased to qualify for Off-Balance Sheet Accounting.  Rather, credit card receivables transferred to the Trust after November 2003 remain on our balance sheet and are recorded as secured borrowings (Financing Accounting).  Our entire credit card portfolio is now included in accounts receivable and the $225 million of outstanding borrowings under the Credit Card Facility are shown as a liability in our condensed consolidated balance sheet.

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

Reclassification – Loyalty Programs.  As more fully described in Note 1, a substantial portion of the points earned by customers in connection with our loyalty programs are redeemed for gift cards.  At the time the qualifying sales giving rise to the loyalty program points are made, we defer the portion of the revenues on the qualifying sales transactions equal to our estimate of the retail value of the gift cards to be issued upon conversion of the points to gift cards.   Beginning in the first quarter of 2005, we began to record the deferral of revenues related to gift card awards under our loyalty programs as a reduction of revenues. Previously, we charged such amounts to selling, general and administrative expenses.  In addition, we now charge the cost of all other awards under our loyalty programs to cost of goods sold rather than SG&A.  These changes in classification do not impact the previously reported operating earnings, net income or earnings per share amounts.

Reclassification – Construction Allowances.  We periodically receive allowances from developers related to the construction of our stores.  We have historically recorded these allowances as a reduction of our capital expenditures and, as a result, the carrying values of our property and equipment.  Like other retailers, we have recently reviewed our accounting for leases and after consultation with Deloitte & Touche LLP, our independent registered public accounting firm, we have changed the classification of these developer funds from a reduction of property and equipment to deferred real estate credits on our balance sheet.  These deferred real estate credits are amortized over the lease term which is consistent with the amortization period for the constructed assets.  As a result of the change in classification, property and equipment and long-term liabilities have been increased by $69 million at January 29, 2005 and $73 million at January 31, 2004.

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

As of January 29, 2005, we had no borrowings outstanding under our Credit Agreement.  Future borrowings under our Credit Agreement, to the extent of outstanding borrowings, would be affected by interest rate changes.

Our outstanding long-term debt as of January 29, 2005 is at fixed interest rates and would not be affected by interest rate changes.  Based upon quoted prices, the fair value of our senior notes and debentures (face value of $250 million) was $276.4 million as of January 29, 2005.

Pursuant to our proprietary credit card securitization program that begins to expire in September 2005, we have sold substantially all of our credit card receivables through a subsidiary in exchange for certificates representing undivided interests in such receivables.  We sold the Class A Certificates, which have an aggregate principal value of $225 million, to investors. The holders of the Class A Certificates are entitled to monthly interest distributions from the Trust at the contractually-defined rate of one month LIBOR plus 0.27 percent annually.  The distributions to the Class A Certificate holders are payable from the finance charge income generated by the credit card receivables held by the Trust.  At January 29, 2005, we estimate a 100 basis point increase in LIBOR would result in an approximate annual increase of $2.25 million in the interest distributions to the Class A Certificate Holders.

We use derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources.  We enter into foreign currency contracts denominated in the euro and British pound. We had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $42.3 million as of January 29, 2005.  The market risk inherent in these instruments was not material to our consolidated financial position, results of operations or cash flows in the second quarter of 2005.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of Pension Plan assets, resulting in an increase or decrease in our cash funding obligation.  We seek to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

Based on a review of our financial instruments outstanding at January 29, 2005 that are sensitive to market risks, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date.

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

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change in our internal controls occurred during the quarter ended January 29, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

THE NEIMAN MARCUS GROUP, INC.

PART II

ITEM 1.               LEGAL PROCEEDINGS

We are involved in various suits and claims in the ordinary course of business.  We do not believe that the disposition of any such suits or claims will have a material adverse effect upon our consolidated results of operations, cash flows or financial position.  This belief is subject to the risks and uncertainties discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results.”

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table indicates our repurchases of equity securities in the second quarter of 2005:

Second Quarter 2005	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs

November 2004 (10/31/04 to 11/27/04)	4,100	$57.60	4,100	1,155,869

December 2004 (11/28/04 to 1/1/05)	—	—	—	1,155,869

January 2005 (1/2/05 to 1/29/05)	—	—	—	1,155,869

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meeting of Shareholders of the Company was held on January 14, 2005.

A total of 40,092,938 of the Company’s shares were present or represented by proxy at the meeting.  This represented more than 82 percent of the Company’s total shares outstanding including 23,832,013 shares of Class A Common Stock and 16,260,925 shares of Class B Common Stock.

Four Class B directors stood for re-election at the Company’s 2005 Annual Meeting.  Only holders of the Company’s Class B Common Stock are entitled to vote for Class B directors.  In all other matters submitted to a vote of the shareholders at the annual meeting, holders of Class A Common Stock and Class B Common Stock voted as a single class.

The individuals named below were re-elected to a three-year term as Class II Directors:

Name	Votes Cast For	Votes Withheld

Walter J. Salmon	15,998,036	45,498
Matina S. Horner	15,998,164	45,370
Brian J. Knez	15,986,501	57,033
Carl Sewell	16,003,301	40,233

Richard A. Smith, Robert A. Smith, Paula Stern, Gary L. Countryman, Vincent M. O’Reilly, John R. Cook, and Burton M. Tansky all continue as directors of the Company.

The election of Deloitte & Touche, LLP as independent registered public accountants was ratified, with 39,831,525 shares voting for, 220,934 shares voting against, and 40,477 shares abstaining.

The Company’s 2005 Stock Incentive Plan was approved with 32,266,271 shares voting for, 4,488,490 shares voting against, 348,727 shares abstaining, and 2,989,450 broker non-votes.

The shareholder proposal concerning cumulative voting was defeated, with 13,977,286 voting for, 20,980,193 shares voting against, 2,146,372 shares abstaining, and 2,989,087 broker non-votes.

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

10.42*	Base salaries of named executive officers for fiscal year 2005. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)                                  Filed herewith

*                                         Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE NEIMAN MARCUS GROUP, INC.

(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller and Duly Authorized Officer (principal accounting officer)	March 7, 2005
T. Dale Stapleton