Form 10-K/A
period 2004-07-31
NEIMAN MARCUS GROUP INC
filed 2005-05-31
CIK 819539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment #1)

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

As of September 21, 2004, the registrant had outstanding 29,058,167 shares of its Class A Common Stock and 19,454,629 shares of its Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III of this report incorporates information from the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Shareholders to be held on January 14, 2005, which will be filed on or about November 22, 2004.

Explanatory Note

This amendment to the Annual Report on Form 10-K for The Neiman Marcus Group, Inc. (the Company) for the fiscal year ended July 31, 2004 is being filed to correct errors in its previously issued financial statements related to 1) the classification of construction allowances in its balance sheets and statements of cash flows and 2) the classification of changes in the Company’s undivided interests in the NMG Credit Card Master Trust in its statements of cash flows.  See Note 16 in the Notes to Consolidated Financial Statements of the 2004 Amended Financial Statements for a discussion of these corrections and a reconciliation of amounts previously reported to those shown herein.  The Company has revised Item 6. Selected Financial Data and its discussion in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and has updated its accounting policy disclosures related to leases.  The Company’s previously reported net earnings, earnings per share and shareholders’ equity are not impacted by these corrections.

THE NEIMAN MARCUS GROUP, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED JULY 31, 2004

TABLE OF CONTENTS

PART I

Item 1.	Business.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9B.	Other information.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 13.	Certain Relationships and Related Transactions.

Item 14.	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Signatures	Signatures.

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

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and related amendments, available free of charge through its website at www.neimanmarcusgroup.com as soon as reasonably practicable after it electronically files such material with (or furnishes such material to) the Securities and Exchange Commission.  The information contained on the Company’s website is not incorporated by reference into this Form 10-K/A and should not be considered to be part of this Form 10-K/A.

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

Merchandise

The Company’s percentages of revenues (exclusive of revenues generated by leased departments) by major merchandise category are as follows:

	Years Ended
	July 31, 2004	August 2, 2003	August 3, 2002

Women’s Apparel	34%	34%	33%
Women’s Shoes, Handbags and Accessories	19%	16%	15%
Cosmetics and Fragrances	12%	12%	12%
Men’s Apparel and Shoes	11%	12%	12%
Home Furnishings and Décor	10%	11%	11%
Designer and Precious Jewelry	10%	10%	10%
Other	4%	5%	7%
	100%	100%	100%

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

In the past three years, the Company has made capital expenditures aggregating $422 million related primarily to:

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

Seasonality

The Company’s business, like that of most retailers, is affected by seasonal fluctuations in customer demand, product offerings and working capital expenditures.  For additional information on seasonality, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview – Overview of the Company’s Business.”

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

The Company operates fourteen clearance centers that average approximately 27,000 gross square feet.

As of September 7, 2004, the approximate aggregate gross square footage used in the Company’s operations was as follows:

	Owned	Owned Subject to Ground Lease	Leased	Total

Specialty Retail Stores	575,000	2,099,000	2,852,000	5,526,000

Distribution, Support and Office Facilities	1,317,000	353,000	2,308,000	3,978,000

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

The following table indicates the quarterly stock price ranges for 2004 and 2003:

2004	NMG.A		NMG.B
Quarter	High	Low	High	Low

First	$48.00	$38.90	$44.25	$36.25
Second	55.78	48.20	51.85	44.20
Third	59.18	48.55	55.54	45.25
Fourth	$55.65	$48.00	$52.15	$44.76

2003	NMG.A		NMG.B
Quarter	High	Low	High	Low

First	$31.70	$24.95	$28.79	$22.70
Second	31.58	28.01	29.05	25.61
Third	32.05	26.05	30.10	23.87
Fourth	$40.30	$31.75	$37.60	$29.45

The following table indicates the Company’s stock repurchases of equity securities in the fourth quarter of 2004:

Fourth Quarter 2004	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs

May 2004 (5/2/04 to 5/29/04)	—	—	—	1,224,823

June 2004 (5/30/04 to 7/3/04)	—	—	—	1,224,823

July 2004 (7/4/04 to 7/31/04)	10,450	$50.48	10,450	1,214,373

(1)  In April 2000, the Board of Directors authorized up to 4.0 million shares to be repurchased, with no expiration date.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data is qualified in its entirety by the Consolidated Financial Statements of the Company (and the related Notes thereto) contained in Item 15 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.  The operating results and financial position data for each of the fiscal years ended July 31, 2004, August 2, 2003, August 3, 2002, July 28, 2001 and July 29, 2000 has been derived from the Company’s audited Consolidated Financial Statements and reflects the restatements described in Note 16 of the Notes to Consolidated Financial Statements.  Additionally, 2002 included fifty-three weeks of operations while the other years presented consist of fifty-two weeks of operations.

	Years Ended
(in millions, except per share data)	July 31, 2004		August 2, 2003		August 3, 2002		July 28, 2001		July 29, 2000
OPERATING RESULTS
Revenues	$3,524.8		$3,080.4		$2,932.0		$2,997.7		$2,912.5
Gross margin	1,197.5		1,001.9		930.1		969.5		989.0
Operating earnings	345.2	(1)	222.1		177.7	(4)	193.6	(5)	248.4
Earnings before income taxes, minority interest and change in accounting principle	329.3		205.8		162.2		178.4		223.0
Net earnings	204.8	(2)	$109.3	(3)	$99.6		$107.5		$134.0

Basic earnings per share:
Earnings before change in accounting principle	$4.27		$2.61		$2.10		$2.28		$2.77
Change in accounting principle	—		(0.31	)(3)	—		—		—
Basic earnings per share	$4.27		$2.30		$2.10		$2.28		$2.77

Diluted earnings per share:
Earnings before change in accounting principle	$4.19		$2.60		$2.08		$2.26		$2.75
Change in accounting principle	—		(0.31	)(3)	—		—		—
Diluted earnings per share	$4.19		$2.29		$2.08		$2.26		$2.75
Cash dividends per share	$0.39		—		—		—		—

	July 31,	August 2,	August 3,	July 28,	July 29,
	2004	2003	2002	2001	2000
FINANCIAL POSITION (As Restated)
Cash and cash equivalents	$368.4	$207.0	$178.6	$97.3	$175.4
Merchandise inventories	720.3	687.1	656.8	648.9	575.3
Total current assets	1,706.2	1,246.1	1,127.6	1,063.3	1,069.3
Property and equipment, net	750.5	733.8	687.1	598.9	541.3
Total assets	2,617.6	2,104.8	1,941.5	1,799.9	1,766.5
Current liabilities	727.7	530.4	518.5	497.6	492.3
Long-term liabilities	$509.1	$428.3	$361.1	$352.9	$439.6

(1)   For 2004, operating earnings include a $3.9 million pretax impairment charge related to the writedown to fair value in the net carrying value of the Chef’s Catalog tradename intangible asset.

(2)   For 2004, net income reflects a $7.5 million net income tax benefit related to favorable settlements associated with previous state tax filings.

(3)   For 2003, net earnings reflect an after-tax charge of $14.8 million for the write-down of certain intangible assets related to prior purchase business combinations as a result of the implementation of a new accounting principle.

(4)   For 2002, operating earnings reflect 1) a $16.6 million gain from the change in vacation policy made by the Company and 2) $13.2 million of impairment and other charges, related primarily to the impairment of certain long-lived assets.

(5)   For 2001, operating earnings reflect a $9.8 million impairment charge related to the Company’s investment in a third-party internet retailer.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

The following discussion and analysis gives effect to the restatements described in Note 16 of the Notes to Consolidated Financial Statements.

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

•      Revenues – Revenues for 2004 were $3.5 billion, the highest in the Company’s history.  Revenues increased 14.4% in 2004, with double digit increases in comparable store sales in all four quarters.  Comparable revenues percentage increases by quarter for 2004 were:

First quarter	10.7%
Second quarter	11.9%
Third quarter	21.4%
Fourth quarter	12.4%

•      Margins – Margins increased to 34.0% of revenues in 2004 from 32.5% in 2003.  This increase is reflective of the high level of acceptance and demand for the fashion goods offered by the Company as well as the Company’s purchasing efforts that resulted in the close alignment of purchases to customer demand and the resulting lower level of markdowns.

•      Selling, general and administrative expenses – Selling, general and administrative (SG&A) expenses decreased to 24.1% of revenues from 25.3% in 2003.  This decrease was attributable to both the leveraging of fixed expenses over the higher revenue base and the control and containment of variable expenses.

•      Operating earnings – Operating earnings increased 55.4% in 2004, representing 9.8% of revenues in 2004 compared to 7.2% in 2003.  Operating earnings were 10.9% of revenues for Specialty Retail Stores and 10.7% of revenues for Direct Marketing.

OPERATING RESULTS

Performance Summary

 The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Years Ended
	July 31, 2004	August 2, 2003	August 3, 2002

Revenues	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs	66.0	67.5	68.3
Selling, general and administrative expenses	24.1	25.3	25.8
Effect of change in vacation policy	—	—	(0.6)
Impairment and other charges	0.1	—	0.5
Operating earnings	9.8	7.2	6.0
Interest expense, net	0.5	0.5	0.5
Earnings before income taxes, minority interest and change in accounting principle	9.3	6.7	5.5
Income taxes	3.4	2.6	2.1
Earnings before minority interest and change in accounting principle	5.9	4.1	3.4
Minority interest in net earnings of subsidiaries	(0.1)	(0.1)	—
Earnings before change in accounting principle	5.8	4.0	3.4
Change in accounting principle	—	(0.5)	—
Net earnings	5.8%	3.5%	3.4%

Set forth in the following table is certain summary information with respect to the Company’s operations for the most recent three fiscal years.

	Years Ended
(dollars in millions)	July 31, 2004	August 2, 2003	August 3, 2002

REVENUES
Specialty Retail Stores	$2,850.1	$2,507.1	$2,416.9
Direct Marketing	570.6	493.5	444.0
Other (1)	104.1	79.8	71.1
Total	$3,524.8	$3,080.4	$2,932.0

OPERATING EARNINGS
Specialty Retail Stores	$310.6	$198.2	$170.5
Direct Marketing	61.3	45.8	22.8
Other (1)	13.0	9.0	4.8
Corporate expenses	(35.8)	(30.9)	(23.8)
Effect of change in vacation policy	—	—	16.6
Impairment and other charges	(3.9)	—	(13.2)
Total	$345.2	$222.1	$177.7

OPERATING EARNINGS MARGIN
Specialty Retail Stores	10.9%	7.9%	7.1%
Direct Marketing	10.7%	9.3%	5.1%
Total	9.8%	7.2%	6.0%

COMPARABLE REVENUES (2)
Specialty Retail Stores	13.1%	1.8%	(5.3)%
Direct Marketing	15.6%	12.5%	0.2%
Total	14.0%	3.7%	(4.6)%

STORE COUNT (3)
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	37	35	34
Opened during the period	—	2	1
Open at end of period	37	37	35
Clearance centers:
Open at beginning of period	14	12	10
Opened during the period	—	2	2
Open at end of period	14	14	12

(1)   Other includes the operations of the Brand Development Companies.

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

Fiscal Year 2004 Compared to Fiscal Year 2003

Revenues.  Revenues for 2004 of $3.52 billion increased $444.4 million, or 14.4 percent, from $3.08 billion in the prior year period.

Comparable revenues for 2004 were $3.50 billion compared to $3.08 billion in the prior year period, representing an increase of 14.0 percent.  Comparable revenues increased 13.1 percent for Specialty Retail Stores and 15.6 percent for Direct Marketing.  Comparable revenues in 2003 increased by 3.7 percent.  Changes in comparable revenues by quarter are as follows:

	2004				2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Specialty Retail Stores	11.3%	22.2%	10.2%	9.6%	6.3%	(0.6)%	(2.1)%	5.0%

Direct Marketing	18.9%	11.9%	18.7%	11.9%	15.8%	10.8%	11.7%	12.3%

Total	12.4%	21.4%	11.9%	10.7%	8.4%	1.3%	0.5%	6.0%

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

Gross margin.  Gross margin was 34.0 percent of revenues in 2004 compared to 32.5 percent in the prior year.  The increase in gross margin was primarily due to a 1.0 percent increase in product margins as a percentage of revenues and a 0.5 percent decrease in buying and occupancy costs as a percentage of revenues.

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

Consistent with industry business practice, the Company receives allowances from certain of its vendors in support of the merchandise purchased by the Company for resale.  Certain allowances are received to reimburse the Company for markdowns taken and/or to support the gross margins earned by the Company in connection with the sales of the vendor’s merchandise.  These allowances are recognized as an increase to gross margin when the allowances are earned by the Company and approved by the vendor.  Other allowances received by the Company represent reductions to the amounts paid by the Company to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and result in an increase to gross margin at the time the goods are sold.  While the dollar value of the vendor reimbursements received by the Company decreased as a percentage of revenues by 0.5 percent in 2004, primarily due to a higher level of full-price selling, this decrease did not have an adverse effect on the margins realized by the Company.

A significant portion of the Company’s buying and occupancy costs are fixed in nature.  Buying and occupancy costs decreased 0.5 percent as a percentage of revenues during 2004 compared to the prior year primarily due to the Company’s leveraging of fixed expenses, including 1) payroll expenses, which decreased approximately 0.2 percent as a percentage of revenues and 2) rent and related occupancy expenses, which decreased approximately 0.3 percent as a percentage of revenues.  The decrease in buying and occupancy costs as a percentage of revenues was offset, in part, by a 0.1 percent increase in depreciation expense, as a percentage of revenues, due to higher levels of capital spending in recent years.

Selling, general and administrative expenses.  SG&A expenses were 24.1 percent of revenues in 2004 compared to 25.3 percent of revenues in the prior year period.

The net decrease in SG&A expenses as a percentage of revenues in 2004 was primarily due to productivity improvements in various expense categories, including 1) payroll, which decreased approximately 0.8 percent as a percentage of revenues, 2) advertising, which decreased approximately 0.3 percent as a percentage of revenues and 3) employee benefits, which decreased approximately 0.1 percent as a percentage of revenues, as a result of the higher level of revenues in 2004, as well as the control and containment of variable expenses.  In addition, SG&A expenses decreased as a percentage of revenues in 2004 as a result of 1) the reduction in preopening costs, which decreased approximately 0.1 percent as a percentage of revenues and 2) a $3.7 million tax benefit, which represented approximately 0.1 percent of revenues, recorded in the second quarter of 2004 as a result of conclusions on certain sales tax and unclaimed property examinations for which the agreed-on settlements were less than the amounts previously estimated by the Company.  In 2004, employee benefit expenses increased by approximately 10% from 2003; however, such expenses were lower as a percentage of revenues in 2004 due to the higher level of revenues.

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

The decreases in SG&A expenses as a percentage of revenues were partially offset by 1) higher costs for incentive compensation, which increased approximately 0.4 percent as a percentage of revenues in 2004 as a result of the increased operating profits generated by the Company and 2) a decrease in the income from the Company’s credit card portfolio of approximately 0.1 percent as a percentage of revenues.

The net income generated by the Company’s credit card portfolio, as a percentage of revenues, declined 0.1 percent in 2004 compared to the prior year due to 1) a $7.6 million reduction in income, approximately 0.2 percent of revenues, due to the required amortization during the Transition Period of the premium associated with the carrying value of the Retained and Sold Interests, as more fully described in Note 2 of the Notes to Consolidated Financial Statements and 2) a decrease in the yield earned on the credit card portfolio attributable to a decrease in the average days the receivables are outstanding prior to customer payment, which decreased finance charge income by approximately 0.1 percent as a percentage of revenues.  These reductions in the income from the credit card portfolio were offset, in part, by a lower level of bad debts, which decreased approximately 0.1 percent as a percentage of revenues and a $2.4 million decrease in the required monthly interest distributions to the holders of the Sold Interests in 2004, which decreased approximately 0.1 percent as a percentage of revenues.  During the period the Company’s revolving credit securitization program qualified for Off-Balance Sheet Accounting, the interest distributions were charged to SG&A expenses.  With the transition to Financing Accounting that began in December 2003, these distributions are charged to interest expense.

Impairment and other charges.  In the fourth quarter of 2004, the Company recorded a $3.9 million pretax impairment charge related to the writedown to fair value of the net carrying value of the Chef’s Catalog tradename intangible asset based upon current and anticipated future revenues associated with the brand.

Segment operating earnings.  Operating earnings for the Specialty Retail Stores segment were $310.6 million for 2004 compared to $198.2 million for the prior year period.  This 56.7 percent increase was primarily the result of increased sales, reduced markdowns and net decreases in both buying and occupancy expenses and SG&A expenses as percentages of revenues.

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

Fiscal Year 2003 Compared to Fiscal Year 2002

Revenues.  Revenues for 2003 of $3.08 billion increased $148.4 million, or 5.1 percent, from $2.93 billion in the prior year period.  The increase in revenues was primarily attributable to both an increase in comparable revenues and revenues generated by new stores.  Total revenues for 2002 included revenues of approximately $36.6 million for the fifty-third week of 2002.

Comparable revenues for 2003 were $3.00 million compared to $2.89 billion in the prior year period, representing an increase of 3.7 percent for the fifty-two weeks ended August 2, 2003 compared to the fifty-two weeks ended July 27, 2002.  Comparable revenues increased 1.8 percent for Specialty Retail Stores and 12.5 percent for Direct Marketing for the fifty-two weeks ended August 2, 2003 compared to the fifty-two weeks ended July 27, 2002.  Changes in comparable revenues by quarter (thirteen weeks 2003 compared to thirteen weeks 2002) for the Specialty Retail Stores and Direct Marketing segments are as follows:

	2003				2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Specialty Retail Stores	6.3%	(0.6)%	(2.1)%	5.0%	(2.8)%	(2.5)%	(3.3)%	(12.4)%

Direct Marketing	15.8%	10.8%	11.7%	12.3%	0.7%	1.3%	1.2%	(2.8)%

Total	8.4%	1.3%	0.5%	6.0%	(2.5)%	(1.9)%	(3.0)%	(11.0)%

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

Comparable revenues for the Brand Development Companies increased in 2003, with a 31.6 percent increase for Gurwitch Products, LLC and a 4.6 percent increase for Kate Spade LLC.

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

Gross margin.  Gross margin was 32.5 percent of revenues in 2003 compared to 31.7 percent in the prior year period.  The increase in gross margin was primarily due to a decrease in markdowns and a decrease in buying and occupancy costs of 0.4 percent as a percentage of revenues.

Net markdowns decreased, as a percentage of revenues, by 0.5 percent in 2003 compared to the prior year period.  The Company incurred a lower level of markdowns in the first and second quarters of 2003 compared to the prior year periods as higher markdowns were required in the first and second quarters of 2002 in connection with additional and more aggressive promotional events necessary to clear inventories in response to declines in retail sales in 2002.  However, markdowns increased as a percentage of revenues for the third quarter and fourth quarters of 2003 compared to the prior year period.  Higher markdowns were necessary in both the third and fourth quarters of 2003 to reduce a build-up of inventories in certain merchandise categories that occurred in the third quarter as a result of lower than anticipated sales.  The Company believes that sales in the third quarter of 2003, particularly the earlier weeks, were negatively impacted by economic uncertainties due, in part, to the conflict in Iraq as well as adverse weather conditions in a number of markets in which the Company operates.

Selling, general and administrative expenses.  SG&A expenses were 25.3 percent of revenues in 2003 compared to 25.8 percent of revenues in the prior year period.

SG&A expenses decreased as a percentage of revenues in 2003 primarily due to 1) lower catalog production and circulation costs, which decreased approximately 0.1 percent as a percentage of revenues for the Direct Marketing segment due to a planned reduction in catalog circulation in the first and second quarters of 2003, partially offset by planned increases in catalog production and circulation costs during the third and fourth quarters of 2003, 2) the elimination of amortization of the Company’s intangible assets, which represented a 0.2 percent decrease as a percentage of revenues, upon implementation of a new accounting principle in the first quarter of 2003 and 3) lower costs related to incentive compensation, which decreased approximately 0.1 percent as a percentage of revenues.

As a percentage of revenues, the decreases in SG&A expenses were offset, in part, by 1) higher retirement and other benefits expenses, which increased approximately 0.1 percent as a percentage of revenues, 2) increased advertising costs, which increased approximately 0.1 percent as a percentage of revenues for the Specialty Retail Stores segment due to increased costs related to the Company’s customer loyalty programs as well as a decrease in vendor advertising allowances recorded as a reduction to advertising expenses as a result of the adoption of new accounting rules effective beginning in the third quarter of 2003 and 3) increased preopening costs, which increased approximately 0.1 percent as a percentage of revenues, incurred in connection with the opening of two Neiman Marcus stores in the first quarter of 2003, the opening of a new clearance store in the second quarter of 2003, the completion of the remodel of the Las Vegas Neiman Marcus store in the second quarter of 2003 and the opening of a new clearance center in the fourth quarter of 2003.

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

The Company generated cash from operations (net earnings as adjusted for non-cash charges) of $367.8 million in 2004 compared to $241.1 million in 2003.  This $126.7 million increase in cash generated was due primarily to the higher revenues and earnings realized in 2004.  In the presentation of net cash flows used by operating activities in 2004 of $52.6 million in the accompanying statement of cash flows, the cash impact of the $126.7 million increase in cash from operations was affected by 1) a voluntary cash contribution of $45 million made to the Company’s defined benefit pension plan in 2004 and 2) the net increase in the Company's undivided interests in the NMG Credit Card Master Trust and accounts receivable from $265.7 million at August 2, 2003 to $551.7 million at July 31, 2004.  The increase in accounts receivable is attributable to both a higher investment in accounts receivable due to higher revenues during 2004 and the discontinuance of Off-Balance Sheet Accounting beginning in December 2003, as more fully described in Note 2 of the Notes to Consolidated Financial Statements.

Net cash used for investing activities was $117.3 million in 2004 and $129.6 million in 2003.  Capital expenditures were $120.5 million in 2004 and $129.6 million in 2003.  In 2004, the Company’s primary capital expenditures related to 1) the on-going expansions and renovations of the Company’s stores in San Francisco, California and Newport Beach, California, 2) the renovation of the main Bergdorf Goodman store in New York City, 3) the expansion of the distribution facility in Longview, Texas and 4) upgrades to the Company’s information systems, including the completion of the installation of a new point-of-sale system begun in 2003.  In 2003, major projects included the on-going expansions and renovations of the San Francisco and Newport Beach stores, the completed remodel of the Las Vegas, Nevada store and the construction of new stores in Orlando, Florida and Coral Gables, Florida.  In addition, in 2003, the Company implemented various financial and non-merchandise procurement modules of Oracle to replace previous systems and began the rollout of a new point-of-sale system in the Company’s retail stores.

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

Net cash provided by financing activities was $226.1 million in 2004.  Net cash used for financing activities was $6.8 million in 2003.  In 2004, the Company recorded $225.0 million of borrowings under the Credit Card Facility as a consequence of the discontinuance of Off-Balance Sheet Accounting and incurred no borrowings on its Credit Agreement.  In 2004, the Company repurchased approximately $7.6 million of the Company’s stock pursuant to the Company’s stock repurchase program and paid dividends of $12.6 million.  During 2003, the Company borrowed and repaid $80 million on the Company’s previous revolving credit facility to fund seasonal working capital requirements.

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

The Credit Agreement contains covenants that require the Company, among other things, to maintain certain leverage and fixed charge ratios.  The Credit Agreement also places restrictions on the Company related to 1) the incurrence of liens on its assets and indebtedness by its subsidiaries, 2) sales, consolidations and mergers, 3) transactions with affiliates and 4) certain common stock repurchase transactions.  In addition, the Credit Agreement provides for 1) acceleration of amounts due, including the nonpayment of amounts due pursuant to the Credit Agreement on a timely basis and the acceleration of other indebtedness greater than $25 million owed by the Company, 2) customary events of default and 3) termination in the event of a change in control of the Company.  Changes in the ratings of the senior unsecured long-term debt do not represent an event of default, accelerate repayment of outstanding borrowings or alter any other terms of the Credit Agreement.  At July 31, 2004, the Company was in compliance with the covenants and terms of the Credit Agreement.

At July 31, 2004, the Company had $225.0 million borrowings under its Credit Card Facility.  Repayment of this obligation begins in April 2005 in six monthly installments of $37.5 million.  Therefore, $150.0 million of this obligation is included in current liabilities and $75.0 million is included in long-term liabilities as of July 31, 2004 in the accompanying consolidated balance sheet.  Borrowings pursuant to the Credit Card Facility bear interest at the contractually-defined rate of one month LIBOR plus 0.27 percent (1.65 percent at July 31, 2004) and are payable monthly to the holders of the Class A Certificates.  Management anticipates negotiating a new credit card facility to replace the Credit Card Facility prior to the final payoff of its borrowings in September 2005.

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

The Company’s unsecured senior notes and debentures contain covenants related primarily to 1) limitations on liens on Company assets, 2) timely payment of principal and interest and 3) matters related to corporate organization.  In addition, the unsecured senior notes and debentures provide for customary events of default and acceleration of amounts due, including the nonpayment of amounts due and the acceleration of other indebtedness greater than $15 million owed by the Company.

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

Contractual Obligations and Commitments

The Company’s estimated significant contractual cash obligations and other commercial commitments at July 31, 2004 are summarized in the following table:

	Payments Due By Period
(in thousands)	Total	Fiscal Year 2005	Fiscal Years 2006 – 2007	Fiscal Years 2008 – 2009	Fiscal Year 2010 and Beyond

Contractual obligations
Credit Card Facility borrowings	$225,000	$150,000	$75,000	$—	$—
Senior notes	125,000	—	—	125,000	—
Senior debentures	125,000	—	—	—	125,000
Interest requirements	238,000	17,800	35,600	25,800	158,800
Capital lease obligations	600	600	—	—	—
Operating lease obligations	774,300	46,700	85,500	75,100	567,000
Minimum pension funding obligation (1)	—	—	—	—	—
Other long-term liabilities (2)	51,900	3,900	8,400	9,200	30,400
Construction commitments	86,600	38,100	48,500	—	—
Inventory purchase commitments (3)	837,700	837,700	—	—	—
	$2,464,100	$1,094,800	$253,000	$235,100	$881,200

(1)   Minimum pension funding requirements are not included above as such amounts are not currently quantifiable for all periods presented.  In 2005, the Company will not be required to make any contributions to its pension plan.  During 2004, the Company made approximately $45 million in voluntary contributions to the Pension Plan.

(2)   Other long-term liabilities of $92.1 million reflected on the Company’s balance sheet at July 31, 2004 included the Company’s obligations related to its supplemental retirement and postretirement health care benefit plans.  The expected benefit payments for these obligations (through fiscal year 2014), as currently estimated by the Company’s actuaries, are reflected in the table above.  The timing of the expected payments for the Company’s remaining long-term liabilities, primarily for other employee benefit plans and arrangements, are not currently estimable.

(3)   In the normal course of its business, the Company issues purchase orders to vendors/suppliers for merchandise.  The Company’s purchase orders are not unconditional commitments but, rather represent executory contracts requiring performance by the vendors/suppliers, including the delivery of the merchandise prior to a specified cancellation date and the compliance with product specifications, quality standards and other requirements.  In the event of the vendor’s failure to meet the agreed upon terms and conditions, the Company may cancel the order.

	Amount of Commitment By Expiration Period
	Total	Fiscal Year 2005	Fiscal Years 2006 – 2007	Fiscal Years 2008 – 2009	Fiscal Year 2010 and Beyond

Other commercial commitments
Credit Agreement	$350,000	$—	$—	$350,000	$—
Other lending facilities	9,500	9,500	—	—	—
Letters of credit	15,000	15,000	—	—	—
Surety bonds	2,800	2,800	—	—	—
	$377,300	$27,300	$—	$350,000	$—

In addition to the items presented above, the Company’s other principal commercial commitments are comprised of common area maintenance costs, tax and insurance obligations and contingent rent payments.

At August 1, 2004 (the most recent measurement date), the Company’s actuarially calculated projected benefit obligation for its Pension Plan was $281.4 million and the fair value of the assets was $243.1 million.  The Company’s policy is to fund the Pension Plan at or above the minimum amount required by law.  In 2004, the Company made voluntary contributions of $30.0 million in the second quarter and $15.0 million in the fourth quarter for the plan year ended July 31, 2003.  In the third quarter of 2003, the Company made a required contribution of $11.5 million and a voluntary contribution of $13.5 million to the Pension Plan for the plan year ended July 31, 2002.  In addition, the Company made contributions of $5.8 million in 2003 for the plan year ended July 31, 2003.  Based upon currently available information, the Company will not be required to make contributions to the Pension Plan for the plan year ended July 31, 2004

Off-Balance Sheet Arrangements

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

While the Company believes that its past estimates and assumptions have been materially accurate, the amounts currently estimated by the Company are subject to change if different assumptions as to the outcome of future events were made.  The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Management makes adjustments to its assumptions and judgments when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used by the Company in preparing the accompanying Consolidated Financial Statements.

Management of the Company believes the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

Revenues.  Revenues include sales of merchandise and services, net commissions earned from leased departments in the Company’s retail stores and shipping and handling revenues related to merchandise sold.  Revenues from the Company’s retail operations are recognized at the later of the point of sale or the delivery of goods to the customer.  Revenues from the Company’s direct marketing operation are recognized when the merchandise is delivered to the customer.  The Company maintains reserves for anticipated sales returns primarily based on the Company’s historical trends related to returns by its retail and direct marketing customers.  The Company’s reserves for anticipated sales returns aggregated $31.5 million at July 31, 2004 and $26.7 million at August 2, 2003.

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

The areas requiring significant management judgment related to the valuation of the Company’s inventories include 1) setting the original retail value for the merchandise held for sale, 2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and 3) estimating the shrinkage that has occurred between physical inventory counts.  These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results.  Factors that can lead to different financial results include 1) determination of original retail values for merchandise held for sale, 2) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and 3) overly optimistic or conservative estimation of shrinkage.  The Company believes it has the appropriate merchandise valuation and pricing controls in place to minimize the risk that its inventory values would be materially misstated.

Consistent with industry business practice, the Company receives allowances from certain of its vendors in support of the merchandise purchased by the Company for resale.  Certain allowances are received to reimburse the Company for markdowns taken and/or to support the gross margins earned by the Company in connection with the sales of the vendor’s merchandise.  These allowances result in an increase to gross margin when the allowances are earned by the Company and approved by the vendor.  Other allowances received by the Company represent reductions to the amounts paid by the Company to acquire the merchandise.  These allowances reduce the cost of the acquired merchandise and are recognized as an increase to gross margin at the time the goods are sold.  The amounts of vendor reimbursements received by the Company did not have a significant impact on the year-over-year change in gross margin during 2004, 2003 or 2002.

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

The Company maintains reserves for potential credit losses.  The Company evaluates the collectibility of its accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance.  The Company’s allowance for doubtful accounts was $10.1 million at July 31, 2004.

Long-lived Assets.  To the extent the Company remodels or otherwise replaces or disposes of property and equipment prior to the end of the assigned depreciable lives, the Company could realize a loss or gain on the disposition.  To the extent assets continue to be used beyond their assigned depreciable lives, no depreciation expense is incurred.  The Company reassesses the depreciable lives of its long-lived assets in an effort to reduce the risk of significant losses or gains at disposition and utilization of assets with no depreciation charges.  The reassessment of depreciable lives involves utilizing historical remodel and disposition activity and forward-looking capital expenditure plans and had no material impact on the Company’s operating results in 2004, 2003 or 2002.

Recoverability of the carrying value of store assets is assessed annually and upon the occurrence of certain events (e.g., opening a new store near an existing store or announcing plans for a store closing).  The recoverability assessment requires judgment and estimates for future store generated cash flows.  The underlying estimates of cash flows include estimates of future revenues, gross margin rates and store expenses and are based upon the stores’ past and expected future performance.  New stores may require two to five years to develop a customer base necessary to generate the cash flows of the Company’s more mature stores.  To the extent management’s estimates for revenue growth and gross margin improvement are not realized, future annual assessments could result in impairment charges.  No store impairment charges were recorded in 2004 or 2003.

Recoverability of goodwill and intangible assets is assessed annually and upon the occurrence of certain events.  The recoverability assessment requires management to make judgments and estimates regarding the fair values.  The fair values are determined using estimated future cash flows, including growth assumptions for future revenues, gross margin rates and other estimates.  To the extent that management’s estimates are not realized, future assessments could result in impairment charges.  In the fourth quarter of 2004, the Company recorded a $3.9 million pretax impairment charge related to the writedown to fair value of the net carrying value of the Chef’s Catalog tradename.

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

The estimates of the costs associated with the loyalty programs require the Company to make assumptions related to customer purchasing levels, redemption rates and costs of awards to be chosen by its customers.  A substantial portion of the points earned by customers in connection with the Company’s loyalty programs are redeemed for gift cards.  At the time the qualifying sales giving rise to the loyalty program points are made, the Company defers the portion of the revenues on the qualifying sales transactions equal to the estimate of the retail value of the gift cards to be issued upon conversion of the points to gift cards.  The Company records the deferral of revenues related to gift card awards under its loyalty programs as a reduction of revenues.  In addition, the Company charges the cost of all other awards under its loyalty programs to cost of goods sold.  Previously, the Company charged all costs related to its loyalty programs to selling, general and administrative expenses.  Prior year amounts have been reclassified to reflect the current basis of presentation.  These changes in classification do not impact the previously reported operating earnings, net income, earnings per share or shareholders’ equity.  The Company deferred revenues related to anticipated gift card awards of $20.8 million in 2004 and $17.8 million in 2003 and charged costs of goods sold for the anticipated costs of all other awards of $6.1 million in 2004 and $4.9 million in 2003.

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

Self-insurance and Other Employee Benefit Reserves.  Management uses estimates in the determination of the required accruals for general liability, workers’ compensation and health insurance as well as short-term disability, supplemental executive retirement benefits and postretirement health care benefits.  These estimates are based upon an examination of historical trends, industry claims experience and, in certain cases, calculations performed by third-party experts.  Projected claims information may change in the future and may require management to revise these accruals.  Self-insurance reserves aggregated $39.1 million at July 31, 2004 and $34.9 million at August 2, 2003.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of the Company and supplementary data are included as pages F-1 through F-34 at the end of this amendment to the Annual Report on Form 10-K/A:

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

In coming to the conclusion that its internal controls over financial reporting were effective as of July 31, 2004, management of the Company considered, among other things, the control deficiencies related to both the accounting and classification of construction allowances received by the Company and the classification of cash flows in the statements of cash flows, which resulted in the restatements of the Company’s previously issued financial statements as disclosed in Note 16 of this Form 10-K/A.  After reviewing and analyzing applicable authoritative guidance (including the Securities and Exchange Commission’s Staff Accounting Bulletin No. 99, “Materiality,” Accounting Principles Board Opinion No. 20, “Accounting Changes” and Public Company Accounting Oversight Board Auditing Standard No. 2, “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements”) and taking into consideration that the restatement did not impact previously reported amounts for revenues, net earnings, earnings per share, total cash flows or shareholder’s equity, management of the Company concluded that the control deficiencies that resulted in the restatements of the previously issued financial statements were not a material weakness.  Following the identification of the control deficiencies, the Company corrected the processes for evaluating, accounting and classifying construction allowances received and the classification of cash flows in the preparation of its financial statements.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The information called for by this Item 10 and set forth under the headings “Proposal 1: Election of Directors,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Executive Officers of the Registrant

Set forth below are the names, ages at September 7, 2004 and principal occupations for the last five years of each executive officer of the Company.  All such persons have been elected to serve until the next annual election of officers or until their earlier resignation or removal.

Burton M. Tansky – 66

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

James E. Skinner – 51

Senior Vice President and Chief Financial Officer since June 2001.  Prior to joining the Company, Mr. Skinner served as Senior Vice President and Chief Financial Officer of Caprock Communications Corp. from August 2000 through December 2000; and served as Executive Vice President, Chief Financial Officer and Treasurer for CompUSA Inc. from 1994 until 2000.

Nelson A. Bangs – 51

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

Marita O’Dea – 55

Senior Vice President, Human Resources since September 2002.  Ms. O’Dea served as Vice President, Human Resources from June 2001 until September 2002.  Also, Ms. O’Dea has served as Senior Vice President of Human Resources of Neiman Marcus Stores since 1995.

Karen W. Katz – 47

President and Chief Executive Officer of Neiman Marcus Stores since December 2002.  Ms. Katz served as President and Chief Executive Officer of Neiman Marcus Direct from May 2000 to December 2002; served as Executive Vice President of Neiman Marcus Stores from February 1998 until May 2000.

Brendan L. Hoffman – 36

President and Chief Executive Officer of Neiman Marcus Direct since December 2002.  Mr. Hoffman served as Vice President of the Neiman Marcus Last Call Clearance Division from August 2000 to December 2002 and as a Divisional Merchandise Manager of Bergdorf Goodman from October 1998 to August 2000.

James J. Gold – 40

President and Chief Executive Officer of Bergdorf Goodman since May 2004.  Mr. Gold served as Senior Vice President, General Merchandise Manager of Neiman Marcus Stores from December 2002 to May 2004, served as Division Merchandise Manager from June 2000 to December 2002, served as Vice President of the Neiman Marcus Last Call Clearance Division from March 1997 to June 2000.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the headings “Executive and Director Compensation” and “Employment Contracts and Change of Control Arrangements” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information set forth under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the heading “Certain Relationships and Transactions” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

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

10.12

Credit Agreement dated as of June 9, 2004 among the Company, the Lenders parties thereof, Bank of America., N.A., as Syndication Agent, Wachovia Bank, N.A., Wells Fargo Bank National Association, and BNP Paribas, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

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

10.27*	Form of 2002 Purchased Restricted Stock Unit Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.28*	Form of 2003 Purchased Restricted Stock Unit Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.29*	Form of 2002 Restricted Stock Unit Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.30*	Form of 2003 Restricted Stock Unit Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.31*	Form of Non-Qualified Stock Option Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.32*	Form of Regular Restricted Stock Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.33*	Form of Retention Restricted Stock Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.34*	Form of Purchased Restricted Stock Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.35*	Form of Non-Qualified Stock Option Agreement with incremental vesting, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

Exhibit No.	Description

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Neiman Marcus Group, Inc. and subsidiaries as of July 31, 2004 and August 2, 2003, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The Company changed its method of accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” for the year ended August 2, 2003, as discussed in Note 3 to the Consolidated Financial Statements.

As discussed in Note 16, the accompanying financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

September 27, 2004 (May 27, 2005, as to the effects of the restatements discussed in Note 16)

THE NEIMAN MARCUS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	July 31, 2004	August 2, 2003
	(As Restated, See Note 16)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$368,367	$206,950
Undivided interests in NMG Credit Card Master Trust	—	243,145
Accounts receivable, net of allowance of $10,078 and $424	551,687	22,595
Merchandise inventories	720,277	687,062
Deferred income taxes	9,078	17,586
Other current assets	56,757	68,783
TOTAL CURRENT ASSETS	1,706,166	1,246,121

PROPERTY AND EQUIPMENT
Land, buildings and improvements	683,618	664,034
Fixtures and equipment	729,250	631,393
Construction in progress	101,504	110,475
	1,514,372	1,405,902
Less accumulated depreciation and amortization	763,889	672,109
PROPERTY AND EQUIPMENT, NET	750,483	733,793

OTHER ASSETS, NET	160,999	124,858
TOTAL ASSETS	$2,617,648	$2,104,772

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$289,282	$262,909
Accrued liabilities	286,833	266,259
Notes payable and current maturities of long-term liabilities	1,563	1,241
Current portion of borrowings under Credit Card Facility	150,000	—
TOTAL CURRENT LIABILITIES	727,678	530,409

LONG-TERM LIABILITIES
Notes and debentures	249,757	249,733
Borrowings under Credit Card Facility	75,000	—
Deferred real estate credits	71,898	70,342
Other long-term liabilities	92,074	108,234
Deferred income taxes	20,381	—
TOTAL LONG-TERM LIABILITIES	509,110	428,309

MINORITY INTEREST	10,298	8,206
COMMITMENTS AND CONTINGENCIES
COMMON STOCKS
Class A Common Stock - $.01 par value; Authorized – 100 million shares; Issued 29,294,405 shares and 28,214,114 shares	293	282
Class B Common Stock - $.01 par value; Authorized – 100 million shares; Issued 19,941,833 shares and 19,666,933 shares	199	197
ADDITIONAL PAID-IN CAPITAL	491,849	458,520
ACCUMULATED OTHER COMPREHENSIVE LOSS	(4,536)	(25,573)
RETAINED EARNINGS	905,330	719,442
TREASURY STOCK (710,227 shares and 524,177 shares, at cost)	(22,573)	(15,020)
TOTAL SHAREHOLDERS’ EQUITY	1,370,562	1,137,848
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,617,648	$2,104,772

See Notes to Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended
(in thousands, except per share data)	July 31, 2004	August 2, 2003	August 3, 2002

Revenues	$3,524,771	$3,080,353	$2,931,970
Cost of goods sold including buying and occupancy costs	2,327,229	2,078,436	2,001,823
Selling, general and administrative expenses	848,453	779,807	755,840
Effect of change in vacation policy	—	—	(16,576)
Impairment and other charges	3,853	—	13,233

Operating earnings	345,236	222,110	177,650

Interest expense, net	15,923	16,270	15,406
Earnings before income taxes, minority interest and change in accounting principle	329,313	205,840	162,244
Income taxes	120,932	79,248	61,653
Earnings before minority interest and change in accounting principle	208,381	126,592	100,591
Minority interest in net earnings of subsidiaries	(3,549)	(2,488)	(1,017)

Earnings before change in accounting principle	204,832	124,104	99,574

Change in accounting principle – writedown of intangible assets, net of taxes	—	(14,801)	—
Net earnings	$204,832	$109,303	$99,574

Weighted average number of common and common equivalent shares outstanding:
Basic	47,997	47,462	47,444
Diluted	48,873	47,795	47,835

Basic earnings per share:
Earnings before change in accounting principle	$4.27	$2.61	$2.10
Change in accounting principle	—	(0.31)	—
Basic earnings per share	$4.27	$2.30	$2.10

Diluted earnings per share:
Earnings before change in accounting principle	$4.19	$2.60	$2.08
Change in accounting principle	—	(0.31)	—
Diluted earnings per share	$4.19	$2.29	$2.08

See Notes to Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands)	July 31, 2004	August 2, 2003	August 3, 2002
	(As Restated, See Note 16 )
CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$204,832	$109,303	$99,574
Change in accounting – non-cash writedown of intangible assets, net of taxes	—	14,801	—
Earnings before change in accounting principle	204,832	124,104	99,574
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	99,042	82,878	77,767
Amortization of intangible assets	—	—	5,284
Deferred income taxes	23,274	7,444	(10,335)
Effect of change in vacation policy	—	—	(16,576)
Impairment and other charges	3,853	—	13,233
Minority interest	3,549	2,488	1,017
Other – primarily costs related to defined benefit pension and other long-term benefit plans	33,222	24,189	13,987
	367,772	241,103	183,951
Changes in operating assets and liabilities:
Decrease (increase) in undivided interests	242,565	(33,963)	12,115
(Increase) decrease in accounts receivable	(529,092)	(2,817)	929
Increase in merchandise inventories	(33,215)	(30,218)	(7,977)
Decrease (increase) in other current assets	12,026	(22,135)	2,402
(Increase) decrease in other assets	(4,454)	(10,735)	1,751
Increase in accounts payable and accrued liabilities	40,414	17,770	34,047
Increase in deferred real estate credits	1,556	36,407	19,944
Funding of defined benefit pension plan	(45,000)	(30,760)	—
Net cash provided by operating activities	52,572	164,652	247,162

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(120,473)	(129,568)	(171,899)
Proceeds from sale of assets	3,183	—	—
Net cash used for investing activities	(117,290)	(129,568)	(171,899)

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from borrowings	2,750	81,051	130,240
Repayment of debt	(1,500)	(81,051)	(130,000)
Borrowings under Credit Card Facility	225,000	—	—
Acquisition of treasury stock	(7,553)	(15,020)	—
Cash dividends paid	(12,632)	—	—
Distributions paid	(3,727)	(2,432)	(1,688)
Proceeds from exercises of stock options and restricted stock grants	23,797	10,680	7,532
Net cash provided by (used for) financing activities	226,135	(6,772)	6,084

CASH AND CASH EQUIVALENTS
Increase during the year	161,417	28,312	81,347
Beginning balance	206,950	178,638	97,291
Ending balance	$368,367	$206,950	$178,638

Supplemental Schedule of Cash Flow Information:
Cash paid during the year for:
Interest	$17,833	$18,071	$18,434
Income taxes	$104,742	$61,860	$62,858

See Notes to Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stocks		Additional	Accumulated Other			Total
(in thousands)	Class A	Class B	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity
BALANCE AT JULY 28, 2001	$278	$200	$432,726	$(1,029)	$510,565	$—	$942,740
Issuance of 339 shares for stock based compensation awards	3	—	7,529	—	—	—	7,532
Other equity transactions	(1)	—	3,533	—	—	—	3,532
Comprehensive income:
Net earnings	—	—	—	—	99,574	—	99,574
Adjustments for fluctuations in fair market value of financial instruments, net of tax $562				916			916
Reclassification of amounts to net earnings, net of tax of $631	—	—	—	1,029	—	—	1,029
Other	—	—	—	(10)	—	—	(10)
Total comprehensive income							101,509
BALANCE AT AUGUST 3, 2002	280	200	443,788	906	610,139	—	1,055,313
Issuance of 482 shares for stock based compensation awards	5	—	10,675	—	—	—	10,680
Acquisition of treasury stock						(15,020)	(15,020)
Other equity transactions	(3)	(3)	4,057	—	—	—	4,051
Comprehensive income:
Net earnings	—	—	—	—	109,303	—	109,303
Adjustments for fluctuations in fair market value of financial instruments, net of tax $466				744			744
Reclassification of amounts to net earnings, net of tax of ($562)	—	—	—	(916)	—	—	(916)
Minimum pension liability, net of tax of ($16,744)	—	—	—	(26,744)	—	—	(26,744)
Other	—	—	—	437	—	—	437
Total comprehensive income	—	—	—	—	—	—	82,824
BALANCE AT AUGUST 2, 2003	282	197	458,520	(25,573)	719,442	(15,020)	1,137,848
Issuance of 950 shares for stock based compensation awards	10	—	23,787	—	—	—	23,797
Acquisition of treasury stock	—	—	—	—	—	(7,553)	(7,553)
Cash dividends declared ($0.39 per share)	—	—	—	—	(18,944)	—	(18,944)
Other equity transactions	1	2	9,542	—	—	—	9,545
Comprehensive income:
Net earnings	—	—	—	—	204,832	—	204,832
Adjustments for fluctuations in fair market value of financial instruments, net of tax ($349)				(546)			(546)
Reclassification of amounts to net earnings, net of tax of ($466)	—	—	—	(744)	—	—	(744)
Minimum pension liability, net of tax of $13,755	—	—	—	22,071	—	—	22,071
Other	—	—	—	256	—	—	256
Total comprehensive income				—			225,869
BALANCE AT JULY 31, 2004	$293	$199	$491,849	$(4,536)	$905,330	$(22,573)	$1,370,562

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

While the Company believes that its past estimates and assumptions have been materially accurate, the amounts currently estimated by the Company are subject to change if different assumptions as to the outcome of future events were made.  The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Management makes adjustments to its assumptions and judgments when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used by the Company in preparing the accompanying financial statements.

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

The areas requiring significant management judgment related to the valuation of the Company’s inventories include 1) setting the original retail value for the merchandise held for sale, 2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and 3) estimating the shrinkage that has occurred between physical inventory counts.  These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results.  Factors that can lead to different financial results include 1) determination of original retail values for merchandise held for sale, 2) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and 3) overly optimistic or conservative estimation of shrinkage.  The Company believes it has the appropriate merchandise valuation and pricing controls in place to minimize the risk that its inventory values would be materially misstated.

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

Long-lived Assets.  Property and equipment are stated at historical cost less accumulated depreciation.  For financial reporting purposes, depreciation is computed principally using the straight-line method over the estimated useful lives of the assets.  Buildings and improvements are depreciated over 5 to 30 years while fixtures and equipment are depreciated over 3 to 15 years.  Leasehold improvements are amortized over the shorter of the asset life or the lease term.  Costs incurred for the development of internal computer software are capitalized and amortized using the straight-line method over 3 to 10 years.

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

Leases.  The Company leases certain retail stores and office facilities.  Generally, stores owned by the Company are subject to ground leases. The terms of the Company’s real estate leases, including renewal options, range from 15 to 99 years.  Most leases provide for monthly fixed minimum rentals or contingent rentals based upon sales in excess of stated amounts and normally require the Company to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.

For leases that contain predetermined, fixed calculations of the minimum rentals, rent expense is recognized on a straight-line basis over the lease term.

The Company receives allowances from developers related to the construction of its stores.  These allowances are recorded as deferred real estate credits and are recognized as a reduction of rent expense on a straight-line basis over the lease term.  Uncollected balances due from developers are recorded as receivables, included in other assets in the consolidated balance sheets, and aggregated $15.2 million at July 31, 2004 and $10.7 million at August 2, 2003.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses are comprised principally of the costs related to employee compensation and benefits in the selling and administrative support areas, preopening expenses, advertising and catalog costs, insurance expense and income and expenses related to the Company’s proprietary credit card portfolio.

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

The estimates of the costs associated with the loyalty programs require the Company to make assumptions related to customer purchasing levels, redemption rates and costs of awards to be chosen by its customers.  A substantial portion of the points earned by customers in connection with the Company’s loyalty programs are redeemed for gift cards.  At the time the qualifying sales giving rise to the loyalty program points are made, the Company defers the portion of the revenues on the qualifying sales transactions equal to the estimate of the retail value of the gift cards to be issued upon conversion of the points to gift cards.  The Company records the deferral of revenues related to gift card awards under its loyalty programs as a reduction of revenues.  In addition, the Company charges the cost of all other awards under its loyalty programs to cost of goods sold.  Previously, the Company charged all costs related to its loyalty programs to selling, general and administrative expenses.  Prior year amounts, which were not considered material, have been reclassified to reflect the current basis of presentation.  These changes in classification do not impact the previously reported operating earnings, net income, earnings per share or shareholders’ equity.

Stock-Based Compensation.  The Company accounts for stock-based compensation awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock-based awards are recognized in an amount equal to the difference between the exercise price of the award and its fair value at the date of grant.  Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the Company’s common stock on the grant date.  Compensation expense is recognized for the Company’s restricted stock and purchase restricted stock awards.

The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model for 2004, 2003 and 2002:

	Years Ended
(in thousands, except per share data)	July 31, 2004	August 2, 2003	August 3, 2002

Net earnings:
As reported	$204,832	$109,303	$99,574
Add: stock-based employee compensation recorded under intrinsic value method, net of related taxes	3,119	2,422	2,427
Less: stock-based employee compensation expense determined under fair value based method, net of related taxes	(11,806)	(10,269)	(8,969)
Pro forma	$196,145	$101,456	$93,032

Basic earnings per share:
As reported	$4.27	$2.30	$2.10
Pro forma	$4.09	$2.14	$1.96

Diluted earnings per share:
As reported	$4.19	$2.29	$2.08
Pro forma	$4.01	$2.12	$1.94

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

The Company continues to service the credit card receivables and receives a contractually defined servicing fee.  Total credit card receivables held by the Trust and serviced by the Company aggregated $527.7 million as of July 31, 2004.  Servicing fees earned by the Company were $6.3 million in each of 2004, 2003 and 2002.

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

The Retained Interests held by the Company are represented by the Class B Certificate ($23.8 million face value), the Class C Certificate ($68.2 million face value) and the Seller’s Certificate (representing the excess of the total receivables sold to the Trust over the Sold Interests and the Class B and Class C Certificates).  In addition, the Company holds rights to certain residual cash flows comprised of excess finance charge collections (IO Strip).  Pursuant to the terms of the Trust, the Company’s rights to payments with respect to the Class B Certificate, the Class C Certificate, the Seller’s Certificate and the IO Strip are subordinated to the rights of the holders of the Class A Certificates.  As a result, the credit quality of the Class A Certificates is enhanced, thereby lowering the interest cost paid by the Trust on the Class A Certificates.

The Retained Interests are shown as “Undivided interests in NMG Credit Card Master Trust” on the Company’s consolidated balance sheets.  Recourse to the Company with respect to the sale of assets is limited to the Retained Interests held by the Company.  The certificates representing the Retained Interests are securities that the Company intends to “hold to maturity” and are carried at amortized cost of $231.6 million at August 2, 2003 and $196.5 million at August 3, 2002.  The IO Strip is treated as an “available-for-sale” security and is carried at its estimated fair value of $11.5 million at August 2, 2003 and $12.1 million at August 3, 2002.  In determining the fair value of the Retained Interest at August 2, 2003, the key economic assumptions used were 1) a weighted average life of receivables of 4 months, 2) expected annual credit losses of 0.79 percent, 3) a net interest spread of 16.36 percent and 4) a weighted average discount rate of 5.95%.  Changes in the fair value of the IO Strip are reflected as a component of other comprehensive income.  Income is recorded on the Retained Interests and the IO Strip on the basis of their estimated effective yield to maturity and is recorded as a reduction of selling, general and administrative expenses.

The table below summarizes the amount of cash flows between the Company and the Trust:

	Years Ended
(in millions)	July 31, 2004	August 2, 2003	August 3, 2002

Principal collections:
Reinvested by the Trust in revolving period securitizations	$1,958.9	$1,719.9	$1,721.0
Reinvested portion allocable to Retained Interests	483.4	922.4	959.1
Servicing fees received by the Company	6.3	6.3	6.3
Excess cash flows related to the IO Strip	$53.6	$46.7	$42.6

The table below provides historical credit card delinquencies and net credit losses:

	Years Ended
(in millions, except percentages)	July 31, 2004	August 2, 2003	August 3, 2002

Total face value of receivables	$527.7	$471.0	$437.1
Delinquent principal over 90 days	1.8%	1.8%	1.5%
Annual credit losses (net of recoveries)	$14.3	$14.3	$15.9

 Beginning in April 2005, cash collections will be used by the Trust to repay the $225 million principal balance of the Class A Certificates in six monthly installments of $37.5 million (Amortization Period).  As a result of certain provisions in the securitization agreement, the Company holds certain rights to repurchase the Class A Certificates (Repurchase Option) subsequent to the commencement of the Amortization Period and, therefore, retains effective control over the credit card receivables held by the Trust at the time the Repurchase Option becomes exercisable.  The Company believes that the Repurchase Option will become exercisable in September 2005.

From the inception of the Credit Card Facility until December 2003, the Company’s transfers and sales of credit card receivables pursuant to the terms of the Credit Card Facility were accounted for as sales (Off-Balance Sheet Accounting).  As a result, $225 million of credit card receivables were removed from the Company’s balance sheet at the inception of the Credit Card Facility and the Trust’s $225 million repayment obligation to the holders of the certificates representing the Sold Interests was not shown as a liability on the Company’s consolidated balance sheet.

Transfers to the Trust ceased to qualify for Off-Balance Sheet Accounting beginning in December 2003 since the contractual life of the receivables transferred after November 2003 is estimated to extend to September 2005 when the Repurchase Option becomes exercisable.  Rather, these transfers were recorded as secured borrowings by the Company (Financing Accounting).  As a consequence, the credit card receivables generated after November 2003 remained on the Company’s balance sheet as assets and the portions of Class A Certificates that funded such receivables were reflected as a liability.  The transition period from Off-Balance Sheet Accounting to Financing Accounting (Transition Period) lasted approximately four months (December 2003 to March 2004).  During the Transition Period, cash collections of receivables were allocated to the previous Sold Interests and Retained Interests until such time as those balances were reduced to zero.  By the end of the Transition Period, the Company’s entire credit card portfolio was included in accounts receivable in its consolidated balance sheet and the $225 million repayment obligation was shown as a liability.

A reconciliation of the outstanding balance of the Company’s accounts receivable to the balances recorded by the Company at July 31, 2004 and August 2, 2003 is as follows:

(in millions)	July 31, 2004	August 2, 2003

Credit card receivables	$518.0	$468.1
Other receivables	33.7	22.6
	551.7	490.7
Less: Sold Interests originally qualifying for Off-Balance Sheet Accounting	—	(225.0)
Net balance	$551.7	$265.7

Amounts reflected in the Company’s balance sheet:
Undivided interests in NMG Credit Card Master Trust	$—	$243.1
Accounts receivable	551.7	22.6
	$551.7	$265.7

Current portion of borrowings under Credit Card Facility	$150.0	$—
Long-term borrowings under Credit Card Facility	75.0	—
	$225.0	$—

As of the start of the Transition Period in December 2003, the carrying value of the Sold and Retained Interests exceeded face value by approximately $7.6 million as a result of the application of the provisions of current accounting rules related to the calculation of the gains on sale of the previous Sold Interests and the valuation of both Sold and Retained Interests.  During the Transition Period, the $7.6 million premium was amortized as a reduction of the Company’s net earnings from its credit card portfolio (recorded as a reduction of selling, general and administrative expenses in the consolidated statements of earnings).  Of the $7.6 million premium, $5.3 million was amortized in the second quarter of 2004 and the remaining $2.3 million was amortized in the third quarter of 2004.

A summary of the income and expenses related to the Company’s accounts receivable portfolio, included as components of selling, general and administrative expenses in the consolidated statements of earnings, is:

	Years Ended
(in millions)	July 31, 2004	August 2, 2003	August 3, 2002
Income:
Finance charge income	$39.9	$—	$—
Gains on sales of Sold Interests	3.2	8.0	9.6
Income from Retained Interests, net	21.5	39.0	33.6
Servicing fee income	6.3	6.3	6.3

Expenses:
Interest expense on Class A Certificates	(2.1)	—	—
Bad debt expense, net	(7.6)	—	—
Amortization of premium	(7.6)
Credit contribution before administration, promotion and marketing expenses	$53.6	$53.3	$49.5

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

	Carrying Value at	SFAS No. 142 Adjustments			Adjusted
(in thousands)	August 4, 2002	At Adoption	During 2003	During 2004	Carrying Value
Direct Marketing
Goodwill	$23,747	$—	$—	$—	$23,747
Indefinite-lived tradenames	60,732	(24,066)	(813)	(3,853)	32,000

Other
Indefinite-lived tradenames	32,945	—	—	—	32,945
	$117,424	$(24,066)	$(813)	$(3,853)	$88,692

The $24.1 million writedown in the carrying value of the indefinite-lived intangible assets of the Company’s Direct Marketing segment required upon adoption of SFAS No. 142 is reflected as a change in accounting principle ($14.8 million, net of taxes) in the accompanying consolidated statement of earnings for 2003.  The additional writedowns of $0.8 million in 2003 (included in selling, general and administrative expenses) and $3.9 million in 2004 were required based upon current estimates of future cash flows.

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

The Credit Agreement contains covenants that require the Company, among other things, to maintain certain leverage and fixed charge ratios.  The Credit Agreement also places restrictions on the Company related to 1) the incurrence of liens on its assets and indebtedness by its subsidiaries, 2) sales, consolidations and mergers, 3) transactions with affiliates and 4) certain common stock repurchase transactions.  In addition, the Credit Agreement provides for 1) acceleration of amounts due, including the nonpayment of amounts due pursuant to the Credit Agreement on a timely basis and the acceleration of other indebtedness greater than $25 million owed by the Company, 2) customary events of default and 3) termination in the event of a change in control of the Company.  Changes in the ratings of the senior unsecured long-term debt do not represent an event of default, accelerate repayment of outstanding borrowings or alter any other terms of the Credit Agreement.  At July 31, 2004, the Company was in compliance with the covenants and terms of the Credit Agreement.

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

The Company’s unsecured senior notes and debentures contain covenants related primarily to 1) limitations on liens on Company assets, 2) timely payment of principal and interest and 3) matters related to corporate organization.  In addition, the unsecured senior notes and debentures provide for customary events of default and acceleration of amounts due, including the nonpayment of amounts due and the acceleration of other indebtedness greater than $15 million owed by the Company.

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

The following table summarizes information about the Company’s stock options as of July 31, 2004:

Options Outstanding				Options Exercisable
Range Of Exercise Prices	Shares Outstanding At July 31, 2004	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Outstanding At July 31, 2004	Weighted- Average Exercise Price

$ 14.38 - $15.38	6,700	0.6	$14.85	6,700	$14.85
$ 23.13 - $29.19	833,130	5.9	$24.44	410,460	$24.54
$ 30.35 - $36.50	1,333,975	4.8	$32.83	295,950	$34.75
$ 43.05 - $53.08	835,350	5.2	$43.29	—	$—

	3,009,155	5.2	$33.37	713,110	$28.68

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

The net deferred tax liability of $11.3 million at July 31, 2004 increased $36.2 million from a net deferred tax asset of $24.9 million at August 2, 2003.  This increase was comprised of the deferred tax provision of $23.3 million charged to earnings in 2004 as well as amounts charged directly to other comprehensive loss in the statement of shareholders’ equity, primarily related to the increase in the funded position of the Pension Plan in 2004 (as more fully described in Note 8).  The Company believes it is more likely than not that it will realize the benefits of its recorded deferred tax assets.

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

Funding Policy and Plan Assets.  The Company’s policy is to fund the Pension Plan at or above the minimum required by law.  In 2004, the Company made voluntary contributions of $30.0 million in the second quarter for the plan year ended July 31, 2003 and $15.0 million in the fourth quarter for the plan year ended July 31, 2004.  In addition, the Company made contributions of $5.8 million in 2003 for the plan year ended July 31, 2003.  In the third quarter of 2003, the Company made a required contribution of $11.5 million and a voluntary contribution of $13.5 million to the Pension Plan for the plan year ended July 31, 2002.  Based upon currently available information, the Company will not be required to make contributions to the Pension Plan for the plan year ended July 31, 2004.

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

Rent expense under operating leases are as follows:

	Years Ended
(in thousands)	July 31, 2004	August 2, 2003	August 3, 2002

Minimum rent	$42,800	$41,200	$37,400
Contingent rent	20,300	16,500	17,000
Amortization of deferred real estate credits	(5,200)	(3,900)	(1,000)
Total rent expense	$57,900	$53,800	$53,400

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

NOTE 13.  Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss):

(in thousands)	July 31, 2004	August 2, 2003	August 3, 2002

Unrealized (loss) gain on financial instruments:
Foreign currency contracts	$(546)	$387	$502
IO Strip	—	357	414
Minimum pension liability adjustments	(4,673)	(26,744)	—
Other	683	427	(10)
Total accumulated other comprehensive (loss) income	$(4,536)	$(25,573)	$906

NOTE 14.  Segment Reporting

The Company has identified two reportable segments: Specialty Retail Stores and Direct Marketing.  The Specialty Retail Stores segment includes all Neiman Marcus and Bergdorf Goodman retail stores, including Neiman Marcus clearance stores.  The Direct Marketing segment conducts both print catalog and online operations under the Neiman Marcus, Horchow and Chef’s Catalog brand names.  Other includes the operations of Kate Spade LLC and Gurwitch Products, LLC.

Both the Specialty Retail Stores and Direct Marketing segments, as well as Kate Spade LLC and Gurwitch Products, LLC, derive their revenues from the sales of high-end fashion apparel, accessories, cosmetics and fragrances from leading designers, precious and fashion jewelry and decorative home accessories.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  The Company’s senior management evaluates the performance of the Company’s assets on a consolidated basis.  Interest expense is not allocated by segment.

The following tables set forth the information for the Company’s reportable segments:

	Years Ended
(in thousands)	July 31, 2004	August 2, 2003	August 3, 2002

REVENUES
Specialty Retail Stores	$2,850,088	$2,507,045	$2,416,833
Direct Marketing	570,626	493,473	444,019
Other	104,057	79,835	71,118
Total	$3,524,771	$3,080,353	$2,931,970

OPERATING EARNINGS
Specialty Retail Stores	$310,579	$198,201	$170,465
Direct Marketing	61,307	45,754	22,835
Other	12,989	9,011	4,848
Subtotal	384,875	252,966	198,148
Corporate expenses	(35,786)	(30,856)	(23,841)
Effect of change in vacation policy	—	—	16,576
Impairment and other charges	(3,853)	—	(13,233)
Total	$345,236	$222,110	$177,650

CAPITAL EXPENDITURES
Specialty Retail Stores	$101,101	$120,867	$160,268
Direct Marketing	13,319	6,761	10,118
Other	6,053	1,940	1,513
Total	$120,473	$129,568	$171,899

DEPRECIATION EXPENSE
Specialty Retail Stores	$88,265	$72,055	$67,126
Direct Marketing	8,058	8,692	8,321
Other	2,719	2,131	2,320
Total	$99,042	$82,878	$77,767

NOTE 15.  Quarterly Financial Information (Unaudited)

	Year Ended July 31, 2004
(in millions, except for per share data)	First Quarter	Second Quarter		Third Quarter	Fourth Quarter		Total

Revenues	$818.8	$1,048.4		$873.2	$784.5		$3,524.8
Gross profit	$308.4	$329.4		$328.5	$231.2		$1,197.5
Net earnings	$56.2	$59.2	(1)	$68.8	$20.6	(2)	$204.8

Earnings per share:
Basic	$1.18	$1.23		$1.43	$0.43		$4.27
Diluted	$1.16	$1.21		$1.40	$0.42		$4.19

	Year Ended August 2, 2003
(in millions, except for per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$727.8	$934.8	$718.6	$699.1	$3,080.4
Gross profit	272.5	279.4	253.4	196.6	1,001.9
Earnings before change in accounting principle	43.3	32.5	41.1	7.2	124.1
Change in accounting principle	(14.8)	—	—	—	(14.8)
Net earnings	$28.5	$32.5	$41.1	$7.2	$109.3

Basic earnings per share:
Earnings before change in accounting principle	$0.91	$0.68	$0.87	$0.15	$2.61
Change in accounting principle	(0.31)	—	—	—	(0.31)
Basic earnings per share	$0.60	$0.68	$0.87	$0.15	$2.30

Diluted earnings per share:
Earnings before change in accounting principle	$0.90	$0.68	$0.87	$0.15	$2.60
Change in accounting principle	(0.31)	—	—	—	(0.31)
Diluted earnings per share	$0.59	$0.68	$0.87	$0.15	$2.29

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

NOTE 16.  Restatements

Subsequent to the issuance of the 2004 financial statements, the Company corrected errors in its previously issued financial statements related to 1) the classification of construction allowances in its balance sheets and statements of cash flows and 2) the classification of changes in the Retained Interests held by the Company in connection with the Credit Card Facility in its statements of cash flows.  Previously reported operating earnings, net income, earnings per share and shareholders’ equity were not impacted by these corrections.

Construction Allowances.  On February 7, 2005, the Chief Accountant of the Securities and Exchange Commission (SEC) released a letter regarding various lease accounting issues and the application of generally accepted accounting principles to such issues.  Following the issuance of the letter by the SEC, the Company reviewed its accounting policies related to construction allowances and determined that its classification of construction allowances in its balance sheets and statements of cash flows was not in accordance with generally accepted accounting principles.

The Company periodically receives allowances from developers related to the construction of its stores.  Historically, the Company recorded these allowances as a reduction of capital expenditures and, as result, the carrying values of property and equipment.  After its review related to the accounting for construction allowances, the Company has corrected the classification of these construction allowances from a reduction of property and equipment to deferred real estate credits on its balance sheets.  These deferred real estate credits are amortized over the lease term which is consistent with the amortization period for the constructed assets.

In addition, capital expenditures, as presented in the statements of cash flows, were previously presented net of the construction allowances received.  The Company has corrected the error in the classification of the cash receipts of construction allowances to cash flows from operating activities and, as a result, restated the statements of cash flows.

Retained Interests.  Pursuant to the terms of the Credit Card Facility, as more fully described in Note 2, the Company’s Retained Interests fluctuate monthly based on the underlying balance of the Company’s credit card receivables.  The Company has previously reflected the changes in its Retained Interests in the determination of cash flows from investing activities.  The Company has determined that such presentation is not in accordance with generally accepted accounting principles and has corrected such error by restating its statements of cash flows to include the changes in its Retained Interests in the determination of cash flows from operating activities.

The following table summarizes the impact of these restatements on the Company’s previously issued financial statements:

		Restatements
	As Originally Reported	Construction Allowances	Changes in Retained Interests	As Restated
Fiscal Year 2004
Consolidated Balance Sheet:
Property and equipment, net	$693,772	$56,711	$—	$750,483
Other assets, net	145,812	15,187	—	160,999
Total assets	2,545,750	71,898	—	2,617,648
Deferred real estate credits	—	71,898	—	71,898
Total long-term liabilities	437,212	71,898	—	509,110

Consolidated Statement of Cash Flows:
Net cash (used for) provided by operating activities	$(192,336)	$2,343	$242,565	$52,572
Net cash provided by (used for) investing activities	127,618	(2,343)	(242,565)	(117,290)

Fiscal Year 2003
Consolidated Balance Sheet:
Property and equipment, net	$674,185	$59,608	$—	$733,793
Other assets, net	114,124	10,734	—	124,858
Total assets	2,034,430	70,342	—	2,104,772
Deferred real estate credits	—	70,342	—	70,342
Total long-term liabilities	357,967	70,342	—	428,309

Consolidated Statement of Cash Flows:
Net cash (used for) provided by operating activities	$169,041	$29,574	$(33,963)	$164,652
Net cash provided by (used for) investing activities	(133,957)	$(29,574)	33,963	(129,568)

Fiscal Year 2002
Consolidated Statement of Cash Flows:
Net cash provided by (used for) operating activities	$212,394	$22,653	$12,115	$247,162
Net cash used for investing activities	(137,131)	(22,653)	(12,115)	(171,899)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NEIMAN MARCUS GROUP, INC.

By:	/s/ Nelson A. Bangs
Nelson A. Bangs
Senior Vice President and General Counsel

Dated:  May 27, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ Burton M. Tansky	President and Chief Executive
Burton M. Tansky	Officer, Director	May 27, 2005

/s/ James E. Skinner	Senior Vice President and Chief
James E. Skinner	Financial Officer	May 27, 2005
(principal financial officer)

/s/ T. Dale Stapleton	Vice President and	May 27, 2005
T. Dale Stapleton	Controller
(principal accounting officer)

/s/ Richard A. Smith	Chairman of the Board	May 27, 2005
Richard A. Smith

/s/ Robert A. Smith	Vice Chairman	May 27, 2005
Robert A. Smith

/s/ Brian J. Knez	Vice Chairman	May 27, 2005
Brian J. Knez

/s/ John R. Cook	Director	May 27, 2005
John R. Cook

/s/ Gary L. Countryman	Director	May 27, 2005
Gary L. Countryman

/s/ Matina S. Horner	Director	May 27, 2005
Matina S. Horner

/s/ Vincent M. O’Reilly	Director	May 27, 2005
Vincent M. O’Reilly

/s/ Walter J. Salmon	Director	May 27, 2005
Walter J. Salmon

/s/ Carl Sewell	Director	May 27, 2005
Carl Sewell

/s/ Dr. Paula Stern	Director	May 27, 2005
Dr. Paula Stern

SCHEDULE II

The Neiman Marcus Group, Inc.

Valuation and Qualifying Accounts and Reserves

(in thousands)

Three years ended July 31, 2004

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

Year ended July 31, 2004

Allowance for doubtful accounts	$424	$7,639	$11,820	(A)	$(9,805	)(B)	$10,078
(deducted from accounts receivable)

Reserve for estimated sales returns	$26,674	$388,357	$—		$(383,544	)(C)	$31,487

Year ended August 2, 2003

Allowance for doubtful accounts	$398	$33	$—		$(7	)(B)	$424
(deducted from accounts receivable)

Reserve for estimated sales returns	$24,162	$327,580	$—		$(325,068	)(C)	$26,674

Year ended August 3, 2002

Allowance for doubtful accounts	$355	$43	$—		$—		$398
(deducted from accounts receivable)

Reserve for estimated sales returns	$21,501	$296,470	$—		$(293,809	)(C)	$24,162

(A)  Reserve established in connection with the transition from Off-Balance Sheet Accounting to Financing Accounting for the Company’s borrowings under its revolving credit card securitization program.

(B)  Write-off of uncollectible accounts net of recoveries and other miscellaneous deductions.

(C)  Gross margin on actual sales returns, net of commissions.