Form 10-Q/A
period 2004-10-30
NEIMAN MARCUS GROUP INC
filed 2005-05-31
CIK 819539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment #1)

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

Explanatory Note

This amendment to the Quarterly Report on Form 10-Q for The Neiman Marcus Group, Inc. for the period ended October 30, 2004 is being filed to correct errors in previously issued financial statements related to 1) the classification of construction allowances in the balance sheets and statements of cash flows and 2) the classification of changes in undivided interests in the NMG Credit Card Master Trust in the statements of cash flows.  See Note 9 in the Notes to Condensed Consolidated Financial Statements for a discussion of these corrections and a reconciliation of amounts previously reported to those shown herein.  We have also revised our discussion in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Information not affected by the corrections described in Note 9 remains unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on December 6, 2004.  Our previously reported net earnings, earnings per share and shareholders’ equity are not impacted by these corrections.

THE NEIMAN MARCUS GROUP, INC.

INDEX

Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of October 30, 2004, July 31, 2004 and November 1, 2003 (As Restated)

Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended October 30, 2004 and November 1, 2003

Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended October 30, 2004 and November 1, 2003 (As Restated)

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity and Use of Proceeds

Item 6.	Exhibits

Signatures

THE NEIMAN MARCUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands)	October 30, 2004	July 31, 2004	November 1, 2003
	(As Restated, See Note 9)
ASSETS
Current assets:
Cash and cash equivalents	$258,367	$368,367	$127,524
Undivided interests in NMG Credit Card Master Trust	—	—	314,138
Accounts receivable, net of allowance of $11,132, $10,078 and $432	641,236	551,687	33,075
Merchandise inventories	881,266	720,277	830,319
Other current assets	72,429	65,835	73,345
Total current assets	1,853,298	1,706,166	1,378,401

Property and equipment, net	776,665	750,483	735,516
Other assets	128,112	160,999	127,939
Total assets	$2,758,075	$2,617,648	$2,241,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$293,344	$289,282	$266,889
Accrued liabilities	347,232	286,833	323,188
Notes payable and current maturities of long-term liabilities	4,200	1,563	2,252
Current portion of borrowings under Credit Card Facility	225,000	150,000	—
Total current liabilities	869,776	727,678	592,329

Long-term liabilities:
Notes and debentures	249,762	249,757	249,739
Borrowings under Credit Card Facility	—	75,000	—
Deferred real estate credits	70,587	71,898	75,830
Other long-term liabilities	115,469	112,455	114,463
Total long-term liabilities	435,818	509,110	440,032

Minority interest	11,474	10,298	9,700

Common stocks	496	492	488
Additional paid-in capital	505,573	491,849	471,328
Accumulated other comprehensive loss	(3,068)	(4,536)	(25,642)
Retained earnings	963,431	905,330	775,667
Treasury stock, at cost (764,631 shares, 710,227 shares and 699,777 shares)	(25,425)	(22,573)	(22,046)
Total shareholders’ equity	1,441,007	1,370,562	1,199,795
Total liabilities and shareholders’ equity	$2,758,075	$2,617,648	$2,241,856

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

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirteen Weeks Ended
(in thousands)	October 30, 2004	November 1, 2003
	(As Restated, See Note 9)
CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$64,116	$56,225
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation	24,386	22,596
Loss on disposition of Chef’s Catalog	15,348	—
Minority interest	787	1,010
Other – primarily costs related to defined benefit pension and other long-term benefit plans	8,230	8,645
	112,867	88,476
Changes in operating assets and liabilities:
Increase in undivided interests	—	(71,573)
Increase in accounts receivable	(89,549)	(10,480)
Increase in merchandise inventories	(160,989)	(143,257)
Decrease (increase) in other assets	15,187	(4,550)
Increase in accounts payable and accrued liabilities	65,401	61,566
(Decrease) increase in deferred real estate credits	(1,311)	5,488
Other	(1,377)	13,118
Net cash used for operating activities	(59,771)	(61,212)

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(50,568)	(24,319)
Net cash used for investing activities	(50,568)	(24,319)

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from borrowings	2,750	1,000
Acquisitions of treasury stock	(2,851)	(7,026)
Proceeds from stock-based compensation awards	6,864	12,293
Cash dividends paid	(6,314)	—
Distribution paid	(110)	(162)
Net cash provided by financing activities	339	6,105

CASH AND CASH EQUIVALENTS
Decrease during the period	(110,000)	(79,426)
Beginning balance	368,367	206,950
Ending balance	$258,367	$127,524

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,170	$174
Income taxes	$2,311	$586

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.               Basis of Presentation

We have prepared the Condensed Consolidated Financial Statements of The Neiman Marcus Group, Inc. and its subsidiaries in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statements. Therefore, these financial statements should be read in conjunction with our amendment to the Annual Report on Form 10-K/A for the fiscal year ended July 31, 2004.

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

A description of our critical accounting policies is included in our amendment to the Annual Report on Form 10-K/A for the fiscal year ended July 31, 2004.

Stock-Based Compensation.  We account for stock-based compensation awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, we have recognized compensation expense on our restricted stock and purchase restricted stock awards but have not recognized compensation expense for stock options since all options granted had an exercise price equal to the market value of our common stock on the grant date.

The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model for the first quarter of 2005 and 2004:

	Thirteen Weeks Ended
(in thousands, except per share data)	October 30, 2004	November 1, 2003

Net earnings:
As reported	$64,116	$56,225
Add: stock-based employee compensation recorded under intrinsic value method, net of related taxes	932	524
Less: stock-based employee compensation expense determined under fair value based method, net of related taxes	(2,894)	(2,566)
Pro forma	$62,154	$54,183

Basic earnings per share:
As reported	$1.33	$1.18
Pro forma	$1.29	$1.14

Diluted earnings per share:
As reported	$1.30	$1.16
Pro forma	$1.27	$1.12

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

Recent Accounting Pronouncements.  In December 2003, the U.S. Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) that will provide a prescription drug subsidy, beginning in 2006, to companies that sponsor postretirement health care plans that provide drug benefits.  Additional legislation is anticipated that will clarify whether a company is eligible for the subsidy, the amount of the subsidy available and the procedures to be followed in obtaining the subsidy.  In May 2004, the FASB issued Staff Position 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” that provides guidance on the accounting and disclosure for the effects of the Act.  We are evaluating the impact of the Act on our Postretirement Plan as well as future actions that we might take in response to the Act.  As a result, we are currently unable to quantify the effects of this legislation on our obligations pursuant to the Postretirement Plan.

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

3.               Operating Segments

We have identified two reportable segments: Specialty Retail Stores and Direct Marketing.  The Specialty Retail Stores segment includes all of our Neiman Marcus and Bergdorf Goodman retail stores, including Neiman Marcus clearance stores.  The Direct Marketing segment conducts both print catalog and online operations under the Neiman Marcus, Horchow and Bergdorf Goodman brand names.  Other includes the operations of Kate Spade LLC and Gurwitch Products, LLC (the Brand Development Companies).

Both the Specialty Retail Stores and Direct Marketing segments, as well as Kate Spade LLC and Gurwitch Products, LLC, derive their revenues from the sales of high-end fashion apparel, accessories, cosmetics and fragrances from leading designers, precious and fashion jewelry and decorative home accessories.

The following table sets forth the information for our reportable segments:

	Thirteen Weeks Ended
(in thousands)	October 30, 2004	November 1, 2003
REVENUES:
Specialty Retail Stores	$736,890	$664,474
Direct Marketing	139,799	128,006
Other	31,247	26,289
Total	$907,936	$818,769

OPERATING EARNINGS:
Specialty Retail Stores	$120,189	$91,109
Direct Marketing	11,358	10,624
Other	2,860	3,667
Subtotal	134,407	105,400
Corporate expenses	(9,144)	(8,111)
Loss on disposition of Chef’s Catalog	(15,348)	—
Total	$109,915	$97,289

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

	Thirteen Weeks Ended
(in thousands of shares)	October 30, 2004	November 1, 2003

Weighted average shares outstanding	48,730	48,078
Less: shares of non-vested restricted stock	(504)	(454)
Shares for computation of basic EPS	48,226	47,624
Effect of dilutive stock options and restricted stock	907	772
Shares for computation of diluted EPS	49,133	48,396

Shares represented by antidilutive stock options	569	28

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

From the inception of the Credit Card Facility until December 2003, our transfers and sales of credit card receivables pursuant to the terms of the Credit Card Facility were accounted for as sales (Off-Balance Sheet Accounting).  As a result, we removed $225 million of credit card receivables from our balance sheet at the inception of the Credit Card Facility and the Trust’s $225 million repayment obligation to the holders of the certificates representing the Sold Interests was not shown as a liability on our consolidated balance sheet.  During the period the transfers and sales qualified for Off-Balance Sheet Accounting, our Retained Interests were shown as “Undivided interests in NMG Credit Card Master Trust” on our consolidated balance sheets.

Beginning in December 2003, our subsequent transfers to the Trust ceased to qualify for Off-Balance Sheet Accounting. Rather, credit card receivables transferred to the Trust after November 2003 remain on our balance sheet and are recorded as secured borrowings (Financing Accounting).  The transition period from Off-Balance Sheet Accounting to Financing Accounting (Transition Period) lasted approximately four months (December 2003 to March 2004).  During the Transition Period, we allocated cash collections on our credit card receivables to the previous Sold Interests and Retained Interests until such time as those balances were reduced to zero and we recorded a liability for our repayment obligation to the holders of the $225 million of certificates representing the Sold Interests.

A reconciliation of the outstanding balance of our accounts receivable to the balances recorded at October 30, 2004 and November 1, 2003 is as follows:

(in millions)	October 30, 2004	November 1, 2003

Credit card receivables, net	$603.8	$539.1
Other receivables	37.4	33.1
	641.2	572.2
Less: Sold Interests originally qualifying for Off-Balance Sheet Accounting	—	(225.0)
Net balance	$641.2	$347.2

Amounts reflected in the balance sheet:
Undivided interests in NMG Credit Card Master Trust	$—	$314.1
Accounts receivable, net	641.2	33.1
	$641.2	$347.2

Current portion of borrowings under Credit Card Facility	$225.0	$—

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

Costs of Benefits.  The components of the expenses incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen Weeks Ended
(in thousands)	October 30, 2004	November 1, 2003

Pension Plan:
Service cost	$3,196	$3,168
Interest cost	4,636	4,823
Expected return on plan assets	(4,712)	(4,835)
Net amortization of losses and prior service costs	1,208	933
Pension Plan expense	$4,328	$4,089

SERP Plan:
Service cost	$361	$340
Interest cost	1,014	974
Net amortization of losses and prior service costs	384	366
SERP Plan expense	$1,759	$1,680

Postretirement Plan:
Service cost	$15	$20
Interest cost	318	384
Net amortization of losses	26	110
Postretirement expense	$359	$514

Funding Policy and Plan Assets.  Our policy is to fund the Pension Plan at or above the minimum required by law.  In 2004, we made voluntary contributions of $30.0 million in the second quarter for the plan year ended July 31, 2003 and $15.0 million in the fourth quarter for the plan year ended July 31, 2004.  Based upon currently available information, we will not be required to make contributions to the Pension Plan for either the 2004 or 2005 plan years.

8.               Commitments and Contingencies

We are involved in various suits and claims in the ordinary course of business.  We do not believe that the disposition of any such suits or claims will have a material adverse effect upon our consolidated results of operations, cash flows or financial position.

9.               Restatements

Subsequent to the issuance of the first quarter 2005 financial statements, we corrected errors in our previously issued financial statements related to 1) the classification of construction allowances in our balance sheets and statements of cash flows and 2) the classification of the changes in our Retained Interests in connection with the Credit Card Facility in our statements of cash flows.  Previously reported operating earnings, net income, earnings per share and shareholders’ equity were not impacted by these corrections.

Construction Allowances.  On February 7, 2005, the Chief Accountant of the Securities and Exchange Commission (SEC) released a letter regarding various lease accounting issues and the application of generally accepted accounting principles to such issues.  Following the issuance of the letter by the SEC, we reviewed our accounting policies related to construction allowances and determined that our classification of construction allowances in our balance sheets and statements of cash flows was not in accordance with generally accepted accounting principles.

We periodically receive allowances from developers related to the construction of our stores.  Historically, we recorded these allowances as a reduction of capital expenditures and, as result, the carrying values of property and equipment.  After our review related to the accounting for construction allowances, we have corrected the classification of these construction allowances from a reduction of property and equipment to deferred real estate credits on our balance sheets.  These deferred real estate credits are amortized over the lease term which is consistent with the amortization period for the constructed assets.

In addition, capital expenditures, as presented in the statements of cash flows, were previously presented net of the construction allowances received.  We have corrected the error in the classification of the cash receipts of construction allowances to cash flows from operating activities and, as a result, restated the statements of cash flows.

Retained Interests.  Pursuant to the terms of the Credit Card Facility, as more fully described in Note 6, our Retained Interests fluctuate monthly based on the underlying balance of our credit card receivables.  We previously reflected the changes in our Retained Interests in the determination of cash flows from investing activities.  We have determined that such presentation is not in accordance with generally accepted accounting principles and have corrected such error by restating our statements of cash flows to include the changes in the Retained Interests in the determination of cash flows from operating activities.

The following table summarizes the impact of these restatements in our previously issued financial statements:

		Restatements
	As Originally Reported	Construction Allowances	Changes in Retained Interests	As Restated

First Quarter 2005
Consolidated Balance Sheet:
Property and equipment, net	$706,078	$70,587	$—	$776,665
Total assets	2,687,488	70,587	—	2,758,075
Deferred real estate credits	—	70,587	—	70,587
Total long-term liabilities	365,231	70,587	—	435,818

Consolidated Statement of Cash Flow:
Net cash (used for) provided by operating activities	$(74,958)	$15,187	$—	$(59,771)
Net cash used for investing activities	(35,381)	(15,187)	—	(50,568)

		Restatements
	As Originally Reported	Construction Allowances	Changes in Retained Interests	As Restated

Fiscal Year 2004
Consolidated Balance Sheet:
Property and equipment, net	$693,772	$56,711	$—	$750,483
Other assets	145,812	15,187	—	160,999
Total assets	2,545,750	71,898	—	2,617,648
Deferred real estate credits	—	71,898	—	71,898
Total long-term liabilities	437,212	71,898	—	509,110

First Quarter 2004
Consolidated Balance Sheet:
Property and equipment, net	$674,970	$60,546	$—	$735,516
Other assets	112,655	15,284	—	127,939
Total assets	2,166,026	75,830	—	2,241,856
Deferred real estate credits	—	75,830	—	75,830
Total long-term liabilities	364,202	75,830	—	440,032

Consolidated Statement of Cash Flow:
Net cash provided by (used for) operating activities	$8,115	$2,246	$(71,573)	$(61,212)
Net cash (used for) provided by investing activities	(93,646)	(2,246)	71,573	(24,319)

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

The following discussion and analysis gives effect to the restatements described in Note 9 of the Notes to Condensed Consolidated Financial Statements.

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

The information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) should be read in conjunction with our amendment to the Annual Report on Form 10-K/A for the fiscal year ended July 31, 2004.  Unless otherwise specified, the meanings of all defined terms in MD&A are consistent with the meanings of such terms as defined in the Notes to the Condensed Consolidated Financial Statements.

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

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net sales for the periods indicated.

	Thirteen Weeks Ended
	October 30, 2004	November 1, 2003

Revenues	100.0%	100.0%
Cost of goods sold including buying and occupancy costs	61.1	62.3
Selling, general and administrative expenses	25.1	25.8
Loss on disposition of Chef’s Catalog	1.7	—
Operating earnings	12.1	11.9
Interest expense, net	0.4	0.4
Earnings before income taxes, minority interest and change in accounting principle	11.7	11.5
Income taxes	4.5	4.5
Earnings before minority interest	7.2	7.0
Minority interest in net earnings of subsidiaries	(0.1)	(0.1)
Net earnings	7.1%	6.9%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Thirteen Weeks Ended
(dollars in millions)	October 30, 2004	November 1, 2003

REVENUES
Specialty Retail Stores	$736.9	$664.5
Direct Marketing	139.8	128.0
Other (1)	31.2	26.3
Total	$907.9	$818.8

OPERATING EARNINGS
Specialty Retail Stores	$120.2	$91.1
Direct Marketing	11.3	10.6
Other (1)	2.9	3.7
Corporate expenses	(9.2)	(8.1)
Loss on disposition of Chef’s Catalog	(15.3)	—
Total	$109.9	$97.3

OPERATING PROFIT MARGIN
Specialty Retail Stores	16.3%	13.7%
Direct Marketing	8.1%	8.3%
Total	12.1%	11.9%

COMPARABLE REVENUES (2)
Specialty Retail Stores (3)	11.1%	9.6%
Direct Marketing (4)	13.1%	13.2%
Total (3), (4)	11.4%	10.9%

STORE COUNT

Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	37	37
Opened during the period	—	—
Open at end of period	37	37
Clearance centers:
Open at beginning of period	14	14
Opened during the period	—	—
Open at end of period	14	14

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

We generated cash from operations (net earnings as adjusted for non-cash charges) of $112.9 million in the first quarter of 2005 compared to $88.5 million in prior year period.  However, we used cash of $59.8 million in conducting our operating activities in the first quarter of 2005 and $61.2 million in the first quarter of 2004, primarily in funding the seasonal increase in our accounts receivable and merchandise inventories.

Net cash used for investing activities for capital expenditures was $50.6 million in the first quarter of 2005 compared to $24.3 million in the prior year period.  We currently project capital expenditures for 2005 to be approximately $160 million to $170 million primarily for new store construction, store renovations and upgrades to information systems, including warehousing systems to support our Direct Marketing operation and a new human capital management system.  We are currently remodeling our stores in Newport Beach, Los Angeles, San Francisco and Houston.  We expect to complete the expansion and renovation of the Newport Beach and Los Angeles stores in the spring of fiscal year 2005 and the San Francisco and Houston stores in the spring of fiscal 2006.

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

Beginning in December 2003, our subsequent transfers to the Trust ceased to qualify for Off-Balance Sheet Accounting.  Rather, credit card receivables transferred to the Trust after November 2003 remain on our balance sheet and are recorded as secured borrowings (Financing Accounting).  As of October 30, our entire credit card portfolio is included in accounts receivable and the $225 million of outstanding borrowings under the Credit Card Facility are shown as a liability in the condensed consolidated balance sheet.

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

See Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 1 for a summary of our critical accounting policies.  A complete description of our critical accounting policies is included in our amendment to the Annual Report to Shareholders on Form 10-K/A for the fiscal year ended July 31, 2004.

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

Restatements.  Subsequent to the issuance of the first quarter 2005 financial statements, we corrected errors in our previously issued financial statements related to 1) the classification of construction allowances in our balance sheets and statements of cash flows and 2) the classification of the changes in our Retained Interests in connection with the Credit Card Facility in our statements of cash flows.  Previously reported operating earnings, net income, earnings per share and shareholders’ equity were not impacted by these corrections.  See Note 9 to the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

In December 2003, the U.S. Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) that will provide a prescription drug subsidy, beginning in 2006, to companies that sponsor postretirement health care plans that provide drug benefits.  Additional legislation is anticipated that will clarify whether a company is eligible for the subsidy, the amount of the subsidy available and the procedures to be followed in obtaining the subsidy.  In May 2004, the FASB issued Staff Position 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” that provides guidance on the accounting and disclosure for the effects of the Act.  We are evaluating the impact of the Act on our Postretirement Plan as well as future actions that we might take in response to the Act.  As a result, we are currently unable to quantify the effects of this legislation on our obligations pursuant to the Postretirement Plan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.  We do not enter into derivative financial instruments for trading purposes.  We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. We are exposed to interest rate risk through our securitization and borrowing activities, which are described in Notes 2 and 5 to our Consolidated Financial Statements in our amendment to the Annual Report on Form 10-K/A for the fiscal year ended July 31, 2004.

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

In coming to the conclusion that our internal controls over financial reporting were effective as of October 30, 2004, we considered, among other things, the control deficiencies related to both the accounting and classification of construction allowances and the classification of cash flows in the statements of cash flows, which resulted in the restatements of our previously issued financial statements as disclosed in Note 9 of this Form 10-Q/A.  After reviewing and analyzing applicable authoritative guidance (including the Securities and Exchange Commission’s Staff Accounting Bulletin No. 99, “Materiality,” Accounting Principle Board Opinion No. 20, “Accounting Changes” and Public Company Accounting Oversight Board Auditing Standard No. 2, “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements”) and taking into consideration that the restatements did not impact previously reported amounts for revenues, net earnings, earnings per share, total cash flows or shareholder’s equity, we concluded that the control deficiencies that resulted in the restatements of the previously issued financial statements were not a material weakness.  Following the identification of the control deficiencies, we corrected the processes for evaluating, accounting and classifying construction allowances received and the classification of cash flows in the preparation of our financial statements.

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

ITEM 2.          UNREGISTERD SALES OF EQUITY AND SECURITIES AND USE OF PROCEEDS

The following table indicates our stock repurchases of equity securities in the first quarter of 2005:

First Quarter 2005	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs

August 2004 (8/1/04 to 8/28/04)	15,100	$49.52	15,100	1,199,273

September 2004 (8/29/04 to 10/2/04)	18,954	$52.11	18,954	1,180,319

October 2004 (10/3/04 to 10/30/04)	20,350	$54.70	20,350	1,159,969

(1)   In April 2000, the Board of Directors authorized up to 4.0 million shares to be repurchased, with no expiration date.

ITEM 6.          EXHIBITS

3.1	Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2002.

3.2	Bylaws of the Company, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2003.

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

10.26*	Description of Director Compensation, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.

10.27*	Form of 2002 Purchased Restricted Stock Unit Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.28*	Form of 2003 Purchased Restricted Stock Unit Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.29*	Form of 2002 Restricted Stock Unit Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.30*	Form of 2003 Restricted Stock Unit Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.31*	Form of Non-Qualified Stock Option Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.32*	Form of Regular Restricted Stock Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.33*	Form of Retention Restricted Stock Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.34*	Form of Purchased Restricted Stock Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.35*	Form of Non-Qualified Stock Option Agreement with incremental vesting, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

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

10.38*	The Neiman Marcus Group, Inc. Key Employee Bonus Plan, incorporated herein by reference to the Company’s Current Report on Form 8-K for dated September 24, 2004.

10.39*	Form of Restricted Stock Unit Agreement, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.

10.40*	Form of Matching Restricted Stock Unit Agreement, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.

12.1	Computation of Ratio of Earnings to Fixed Charges (Unaudited), incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

14.1	The Neiman Marcus Group, Inc. Code of Ethics and Conduct, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

14.2	The Neiman Marcus Group, Inc. Code of Ethics for Financial Professionals, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2003.

18.1	Letter regarding Change in Accounting Principle, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

21.1	Subsidiaries of the Company, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

23.1	Consent of Deloitte & Touche LLP, incorporated herein by reference to the amendment to the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2004.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)           Filed herewith

*              Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE NEIMAN MARCUS GROUP, INC.
(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller	May 27, 2005
T. Dale Stapleton	and Duly Authorized Officer
(principal accounting officer)