Form 10-Q/A
period 2005-01-29
NEIMAN MARCUS GROUP INC
filed 2005-05-31
CIK 819539

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

Explanatory Note

This amendment to the Quarterly Report on Form 10-Q for The Neiman Marcus Group, Inc. for the period ended January 29, 2005 is being filed to correct errors in previously issued financial statements related to 1) the classification of construction allowances in the balance sheets and statements of cash flows and 2) the classification of changes in undivided interests in the NMG Credit Card Master Trust in the statements of cash flows.  See Note 9 in the Notes to Condensed Consolidated Financial Statements for a discussion of these corrections and a reconciliation of amounts previously reported to those shown herein.  We have also revised our discussion in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Information not affected by the corrections as described in Note 9 remains unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on March 7, 2005.  Our previously reported net earnings, earnings per share and shareholders’ equity are not impacted by these corrections.

THE NEIMAN MARCUS GROUP, INC.

INDEX

Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of January 29, 2005, July 31, 2004 and January 31, 2004 (As Restated)

Condensed Consolidated Statements of Earnings for the Thirteen Weeks and Twenty-Six Weeks Ended January 29, 2005 and January 31, 2004

Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended January 29, 2005 and January 31, 2004 (As Restated)

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	January 29, 2005	July 31, 2004	January 31, 2004
	(As Restated, See Note 9)
ASSETS
Current assets:
Cash and cash equivalents	$377,857	$368,367	$251,658
Undivided interests in NMG Credit Card Master Trust	—	—	164,652
Accounts receivable, net of allowance of $11,259, $10,078 and $5,091	659,015	551,687	321,005
Merchandise inventories	726,169	720,277	658,177
Other current assets	79,679	65,835	75,985
Total current assets	1,842,720	1,706,166	1,471,477

Property and equipment, net	793,715	750,483	733,374
Other assets	119,327	160,999	127,664
Total assets	$2,755,762	$2,617,648	$2,332,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$241,946	$289,282	$227,121
Accrued liabilities	327,435	286,833	304,103
Notes payable and current maturities of long-term liabilities	2,200	1,563	845
Current portion of borrowings under Credit Card Facility	225,000	150,000	—
Total current liabilities	796,581	727,678	532,069

Long-term liabilities:
Notes and debentures	249,768	249,757	249,745
Borrowings under Credit Card Facility	—	75,000	111,326
Deferred real estate credits	69,276	71,898	74,519
Other long-term liabilities	118,862	112,455	90,884
Total long-term liabilities	437,906	509,110	526,474

Minority interest	11,664	10,298	10,729

Common stocks	497	492	492
Additional paid-in capital	510,119	491,849	481,598
Accumulated other comprehensive loss	(1,996)	(4,536)	(25,326)
Retained earnings	1,026,652	905,330	828,525
Treasury stock, at cost (768,731 shares, 710,227 shares and 699,777 shares)	(25,661)	(22,573)	(22,046)
Total shareholders’ equity	1,509,611	1,370,562	1,263,243
Total liabilities and shareholders’ equity	$2,755,762	$2,617,648	$2,332,515

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share data)	January 29, 2005	January 31, 2004	January 29, 2005	January 31, 2004

Revenues	$1,129,225	$1,048,367	$2,037,161	$1,867,136
Cost of goods sold including buying and occupancy costs	761,989	718,986	1,316,699	1,229,336
Selling, general and administrative expenses	247,576	239,380	475,539	450,511
Loss on disposition of Chef’s Catalog	—	—	15,348	—

Operating earnings	119,660	90,001	229,575	187,289

Interest expense, net	3,978	3,764	8,015	7,225

Earnings before income taxes and minority interest	115,682	86,237	221,560	180,064

Income taxes	44,326	26,132	85,301	62,724

Earnings before minority interest	71,356	60,105	136,259	117,340

Minority interest in net earnings of subsidiaries	(769)	(934)	(1,556)	(1,944)

Net earnings	$70,587	$59,171	$134,703	$115,396

Weighted average number of common and common equivalent shares outstanding:
Basic	48,309	47,954	48,268	47,789
Diluted	49,454	48,897	49,293	48,647

Earnings per share:
Basic	$1.46	$1.23	$2.79	$2.41
Diluted	$1.43	$1.21	$2.73	$2.37

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-Six Weeks Ended
(in thousands)	January 29, 2005	January 31, 2004
	(As Restated, See Note 9)
CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$134,703	$115,396
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation	51,724	48,811
Loss on disposition of Chef’s Catalog	15,348	—
Minority interest	1,556	1,944
Other – primarily costs related to defined benefit pension and other long-term benefit plans	17,119	20,125
	220,450	186,276
Changes in operating assets and liabilities:
Decrease in undivided interests	—	77,913
Increase in accounts receivable	(106,830)	(298,410)
(Increase) decrease in merchandise inventories	(16,209)	28,885
Decrease (increase) in other assets	15,187	(4,550)
Decrease in accounts payable and accrued liabilities	(1,970)	(3,410)
Contribution to defined benefit pension plan	—	(30,000)
(Decrease) increase in deferred real estate credits	(2,622)	4,177
Other	(17,797)	7,023
Net cash provided by (used for) operating activities	90,209	(32,096)

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(95,121)	(48,392)
Proceeds from sale of Chef’s Catalog	14,419	—
Net cash used for investing activities	(80,702)	(48,392)

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from borrowings	4,750	1,000
Repayment of debt	(4,113)	(1,000)
Borrowings under Credit Card Facility	—	111,326
Acquisitions of treasury stock	(3,088)	(7,026)
Proceeds from stock-based compensation awards	16,273	21,560
Cash dividends paid	(12,664)	—
Distribution paid	(1,175)	(664)
Net cash (used for) provided by financing activities	(17)	125,196

CASH AND CASH EQUIVALENTS
Increase during the period	9,490	44,708
Beginning balance	368,367	206,950
Ending balance	$377,857	$251,658

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$10,250	$8,918
Income taxes	$72,151	$51,935

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

The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model for 2005 and 2004:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share data)	January 29, 2005	January 31, 2004	January 29, 2005	January 31, 2004

Net earnings:
As reported	$70,587	$59,171	$134,703	$115,396
Add: stock-based employee Compensation recorded under intrinsic value method, net of related taxes	1,371	843	2,303	1,367
Less: stock-based employee compensation expense determined under fair value based method, net of related taxes	(3,518)	(3,001)	(6,413)	(5,568)
Pro forma	$68,440	$57,013	$130,593	$111,195

Basic earnings per share:
As reported	$1.46	$1.23	$2.79	$2.41
Pro forma	$1.42	$1.19	$2.71	$2.33

Diluted earnings per share:
As reported	$1.43	$1.21	$2.73	$2.37
Pro forma	$1.38	$1.17	$2.65	$2.29

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

Recent Accounting Pronouncements.  In December 2003, the U.S. Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) that will provide a prescription drug subsidy, beginning in 2006, to companies that sponsor postretirement health care plans that provide drug benefits.  Additional legislation is anticipated that will clarify whether a company is eligible for the subsidy, the amount of the subsidy available and the procedures to be followed in obtaining the subsidy.  In May 2004, the FASB issued Staff Position 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” that provides guidance on the accounting and disclosure for the effects of the Act.  The legislation providing the final statutory definition of “actuarially equivalent” prescription drug benefits was enacted in January 2005.  We have not yet been able to determine whether the prescription drug benefits offered by our Postretirement Plan meet the statutory requirements related to actuarial equivalence.  We are currently finalizing the determination of actuarial equivalence as well as the impact, if any, on our Postretirement Plan.

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

The following table sets forth the information for our reportable segments:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	January 29, 2005	January 31, 2004	January 29, 2005	January 31, 2004
REVENUES:
Specialty Retail Stores	$911,982	$831,775	$1,648,872	$1,496,249
Direct Marketing	188,183	191,484	327,982	319,490
Other	29,060	25,108	60,307	51,397
Total	$1,129,225	$1,048,367	$2,037,161	$1,867,136

OPERATING EARNINGS:
Specialty Retail Stores	$98,688	$72,799	$218,877	$163,909
Direct Marketing	27,893	24,760	39,251	35,383
Other	2,809	3,403	5,669	7,070
Subtotal	129,390	100,962	263,797	206,362
Corporate expenses	(9,730)	(10,961)	(18,874)	(19,073)
Loss on disposition of Chef’s Catalog	—	—	(15,348)	—
Total	$119,660	$90,001	$229,575	$187,289

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands of shares)	January 29, 2005	January 31, 2004	January 29, 2005	January 31, 2004

Weighted average shares outstanding	48,865	48,304	48,798	48,191
Less: shares of non-vested restricted stock	(556)	(350)	(530)	(402)
Shares for computation of basic EPS	48,309	47,954	48,268	47,789

Effect of dilutive stock options and restricted stock	1,145	943	1,025	858
Shares for computation of diluted EPS	49,454	48,897	49,293	48,647

Shares represented by antidilutive stock options	—	—	285	14

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

As of the start of the Transition Period in December 2003, the carrying value of the Sold and Retained Interests exceeded face value by approximately $7.6 million as a result of the application of the provisions of current accounting rules related to the calculation of the gains on sale of the previous Sold Interests and the valuation of both Sold and Retained Interests.  During the Transition Period, the $7.6 million premium was amortized as a reduction of our net earnings from our credit card portfolio (recorded as a reduction of selling, general and administrative expenses in the consolidated statements of earnings).  Of the $7.6 million premium, $5.3 million was amortized in the second quarter of 2004.

A reconciliation of the outstanding balance of our accounts receivable to the balances recorded at January 29, 2005 and January 31, 2004 is as follows:

(in millions)	January 29, 2005	January 31, 2004

Credit card receivables, net	$631.4	$570.6
Other receivables	27.6	28.8
	659.0	599.4
Less: Sold Interests originally qualifying for Off-Balance Sheet Accounting	—	(225.0)
Add: debt brought back onto the balance sheet	—	111.3
Net balance	$659.0	$485.7

Amounts reflected in the balance sheet:
Undivided interests in NMG Credit Card Master Trust	$—	$164.7
Accounts receivable, net	659.0	321.0
	$659.0	$485.7

Current portion of borrowings under Credit Card Facility	$225.0	$—
Borrowings under Credit Card Facility	$—	$111.3

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

Costs of Benefits.  The components of the expenses incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	January 29, 2005	January 31, 2004	January 29, 2005	January 31, 2004

Pension Plan:
Service cost	$3,196	$2,935	$6,392	$6,103
Interest cost	4,636	4,469	9,271	9,292
Expected return on plan assets	(4,712)	(4,481)	(9,425)	(9,316)
Net amortization of losses and prior service costs	1,208	866	2,418	1,799
Pension Plan expense	$4,328	$3,789	$8,656	$7,878

SERP Plan:
Service cost	$361	$342	$722	$682
Interest cost	1,014	979	2,028	1,953
Net amortization of losses and prior service costs	384	367	768	733
SERP Plan expense	$1,759	$1,688	$3,518	$3,368

Postretirement Plan:
Service cost	$15	$20	$29	$40
Interest cost	318	386	636	770
Net amortization of losses	26	111	53	220
Postretirement Plan expense	$359	$517	$718	$1,030

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

9.     Restatements

Subsequent to the issuance of the second quarter 2005 financial statements, we corrected errors in our previously issued financial statements related to 1) the classification of construction allowances in our balance sheets and statements of cash flows and 2) the classification of the changes in our Retained Interests in connection with the Credit Card Facility in our statements of cash flows.  Previously reported operating earnings, net income, earnings per share and shareholders’ equity were not impacted by these corrections.

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

The following table summarizes the impact of these restatements in our previously issued financial statements:

		Restatements
	As Originally Reported	Construction Allowances	Changes in Retained Interests	As Restated

Second Quarter 2005
Consolidated Balance Sheet:
Property and equipment, net	$793,146	$569	$—	$793,715
Total assets	2,755,193	569	—	2,755,762
Deferred real estate credits	68,707	569	—	69,276
Total long-term liabilities	437,337	569	—	437,906

Consolidated Statement of Cash Flow:
Net cash provided by operating activities	$76,087	$14,122	$—	$90,209
Net cash used for investing activities	(66,580)	(14,122)	—	(80,702)

		Restatements
	As Originally Reported	Construction Allowances	Changes in Retained Interests	As Restated

Fiscal Year 2004
Consolidated Balance Sheet:
Property and equipment, net	$693,772	$56,711	$—	$750,483
Other assets	145,812	15,187	—	160,999
Total assets	2,545,750	71,898	—	2,617,648
Deferred real estate credits	—	71,898	—	71,898
Total long-term liabilities	437,212	71,898	—	509,110

Second Quarter 2004
Consolidated Balance Sheet:
Property and equipment, net	$674,139	$59,235	$—	$733,374
Other assets	112,380	15,284	—	127,664
Total assets	2,257,996	74,519	—	2,332,515
Deferred real estate credits	—	74,519	—	74,519
Total long-term liabilities	451,955	74,519	—	526,474

Consolidated Statement of Cash Flow:
Net cash (used for) provided by operating activities	$(112,255)	$2,246	$77,913	$(32,096)
Net cash provided by (used for) investing activities	31,767	(2,246)	(77,913)	(48,392)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net sales for the periods indicated.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	January 29, 2005	January 31, 2004	January 29, 2005	January 31, 2004

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs	67.5	68.6	64.6	65.8
Selling, general and administrative expenses	21.9	22.8	23.3	24.1
Loss on disposition of Chef’s Catalog	—	—	0.8	—
Operating earnings	10.6	8.6	11.3	10.0
Interest expense, net	0.4	0.4	0.4	0.4
Earnings before income taxes and minority interest	10.2	8.2	10.9	9.6
Income taxes	3.9	2.5	4.2	3.3
Earnings before minority interest	6.3	5.7	6.7	6.3
Minority interest in net earnings of subsidiaries	(0.1)	(0.1)	(0.1)	(0.1)
Net earnings	6.3%	5.6%	6.6%	6.2%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollars in millions)	January 29, 2005	January 31, 2004	January 29, 2005	January 31, 2004

REVENUES
Specialty Retail Stores	$912.0	$831.8	$1,648.9	$1,496.2
Direct Marketing	188.2	191.5	328.0	319.5
Other (1)	29.0	25.1	60.3	51.4
Total	$1,129.2	$1,048.4	$2,037.2	$1,867.1

OPERATING EARNINGS
Specialty Retail Stores	$98.7	$72.8	$218.9	$163.9
Direct Marketing	27.9	24.8	39.3	35.4
Other (1)	2.8	3.4	5.7	7.1
Corporate expenses	(9.7)	(11.0)	(19.0)	(19.1)
Loss on disposition of Chef’s Catalog	—	—	(15.3)	—
Total	$119.7	$90.0	$229.6	$187.3

OPERATING PROFIT MARGIN
Specialty Retail Stores	10.8%	8.8%	13.3%	11.0%
Direct Marketing	14.8%	12.9%	12.0%	11.1%
Total	10.6%	8.6%	11.3%	10.0%

COMPARABLE REVENUES (2)
Specialty Retail Stores (3)	9.6%	10.2%	10.3%	10.0%
Direct Marketing (4)	15.8%	25.7%	14.7%	20.3%
Total (3), (4)	10.4%	12.7%	10.8%	11.9%

SALES PER SQUARE FOOT
Specialty Retail Stores	$168	$154	$305	$278

STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	37	37	37	37
Opened during the period	—	—	—	—
Open at end of period	37	37	37	37
Clearance centers:
Open at beginning of period	14	14	14	14
Opened during the period	1	—	1	—
Open at end of period	15	14	15	14

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

A significant portion of our buying and occupancy costs are fixed in nature.  Buying and occupancy costs decreased as a percentage of revenues during 2005 compared to the prior year period primarily due to the leveraging of fixed expenses, including payroll expenses and depreciation, over the higher level of revenues we generated during 2005.

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

We generated cash from operations, prior to changes in operating assets and liabilities, of $220.5 million in 2005 compared to $186.3 million in prior year period.  This $34.2 million increase in cash generated from operations was due to higher sales and earnings levels realized in 2005.  Net cash provided by operating activities was $90.2 million in 2005, reflecting the funding of a $123.0 million seasonal increase in our accounts receivable and merchandise inventories.  Both accounts receivable and inventories were higher at the end of the second quarter of 2005 compared to 2004 consistent with our higher sales levels.  In the presentation of net cash flows used by operating activities in 2004 of $32.1 million in the accompanying statement of cash flows, the cash generated from operations was reduced by the net increase in our undivided interests in the NMG Credit Card Master Trust and accounts receivable from $265.7 million at August 2, 2003 to $485.7 million at January 31, 2004.  This increase in accounts receivable is attributable to both a higher investment in accounts receivable due to higher revenues in 2004 and the discontinuance of Off-Balance Sheet Accounting beginning in December 2003, as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Net cash used for investing activities was $80.7 million in 2005 compared to $48.4 million in the prior year period.  The increase in cash used for investing activities in 2005 was primarily due to a higher level of capital expenditures in 2005, offset by $14.4 million of proceeds from the sale of Chef’s Catalog in 2005.

Capital expenditures were $95.1 million in 2005 and $48.4 million in the prior year period.  We incurred capital expenditures in the second quarter of 2005 related to the ongoing construction of new stores in San Antonio, Texas and Boca Raton, Florida and the remodels of our San Francisco, Houston, Los Angeles and Newport Beach stores.  We currently project capital expenditures for 2005 to be approximately $170 million to $180 million primarily for new store construction, store renovations and upgrades to information systems, including warehousing systems to support our Direct Marketing operation and a new human capital management system.  We are currently remodeling our stores in Newport Beach, Los Angeles, San Francisco and Houston.  We expect to complete the expansion and renovation of the Newport Beach and Los Angeles stores in the spring of fiscal year 2005 and the San Francisco and Houston stores in the spring of fiscal year 2006.  We expect to open our San Antonio and Boca Raton stores in the first quarter of fiscal year 2006.

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

Changes in Comparable Revenues.  As more fully described in Note 2, we have sold our Chef’s Catalog operations.  The changes in comparable revenues have been adjusted 1) to exclude the revenues of Chef’s Catalog operations for all periods prior to the sale and 2) to give recognition to the change in classification of revenues deferred in connection with our loyalty programs and are summarized below:

	Total	Specialty Retail Stores	Direct Marketing

Fiscal Year 2004:
First quarter	10.9%	9.6%	13.2%
Second quarter	12.7%	10.2%	25.7%
Third quarter	22.0%	22.2%	14.4%
Fourth quarter	12.6%	11.3%	21.7%
Fiscal year 2004	14.4%	13.1%	19.2%

Fiscal Year 2003:
First quarter	6.3%	5.0%	15.7%
Second quarter	0.9%	(2.1% )	18.7%
Third quarter	1.6%	(0.6% )	14.8%
Fourth quarter	9.0%	6.3%	22.3%
Fiscal year 2003	4.1%	1.8%	17.8%

Restatements.  Subsequent to the issuance of the second quarter 2005 financial statements, we corrected errors in our previously issued financial statements related to 1) the classification of construction allowances in our balance sheets and statements of cash flows and 2) the classification of the changes in our Retained Interests in connection with the Credit Card Facility in our statements of cash flows.  Previously reported operating earnings, net income, earnings per share and shareholders’ equity were not impacted by these corrections.  See Note 9 to the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

In December 2003, the U.S. Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) that will provide a prescription drug subsidy, beginning in 2006, to companies that sponsor postretirement health care plans that provide drug benefits.  Additional legislation is anticipated that will clarify whether a company is eligible for the subsidy, the amount of the subsidy available and the procedures to be followed in obtaining the subsidy.  In May 2004, the FASB issued Staff Position 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” that provides guidance on the accounting and disclosure for the effects of the Act.  The legislation providing the final statutory definition of “actuarially equivalent” prescription drug benefits was enacted in January 2005.  We have not yet been able to determine whether the prescription drug benefits offered by our Postretirement Plan meet the statutory requirements related to actuarial equivalence.  We are currently finalizing the determination of actuarial equivalence as well as the impact, if any, on our Postretirement Plan.

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

In coming to the conclusion that our internal controls over financial reporting were effective as of January 29, 2005, we considered, among other things, the control deficiencies related to both the accounting and classification of construction allowances and the classification of cash flows in the statements of cash flows, which resulted in the restatements of our previously issued financial statements as disclosed in Note 9 of this Form 10-Q/A.  After reviewing and analyzing applicable authoritative guidance (including the Securities and Exchange Commission’s Staff Accounting Bulletin No. 99, “Materiality,” Accounting Principle Board Opinion No. 20, “Accounting Changes” and Public Company Accounting Oversight Board Auditing Standard No. 2, “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements”) and taking into consideration that the restatements did not impact previously reported amounts for revenues, net earnings, earnings per share, total cash flows or shareholder’s equity, we concluded that the control deficiencies that resulted in the restatements of the previously issued financial statements were not a material weakness.  Following the identification of the control deficiencies, we corrected the processes for evaluating, accounting and classifying construction allowances received and the classification of cash flows in the preparation of our financial statements.

THE NEIMAN MARCUS GROUP, INC.

PART II

ITEM 1.     LEGAL PROCEEDINGS

We are involved in various suits and claims in the ordinary course of business.  We do not believe that the disposition of any such suits or claims will have a material adverse effect upon our consolidated results of operations, cash flows or financial position.  This belief is subject to the risks and uncertainties discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results.”

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

10.42*	Base salaries of named executive officers for fiscal year 2005, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith

*	Management contract or compensatory plan or arrangement.

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