Form 10-Q
period 2005-04-30
NEIMAN MARCUS GROUP INC
filed 2005-06-09
CIK 819539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2005

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

As of June 3, 2005, the number of outstanding shares of each of the issuer’s classes of common stock was:

Class	Outstanding Shares
Class A Common Stock, $.01 Par Value	29,525,199
Class B Common Stock, $.01 Par Value	19,422,379

THE NEIMAN MARCUS GROUP, INC.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	April 30, 2005	July 31, 2004	May 1, 2004
		(As Restated, See Note 9)
ASSETS
Current assets:
Cash and cash equivalents	$337,589	$368,367	$311,985
Restricted cash	37,500	—	—
Accounts receivable, net of allowance of $11,956, $10,078 and $11,104	666,455	551,687	599,581
Merchandise inventories	788,915	720,277	715,539
Other current assets	49,715	65,835	46,372
Total current assets	1,880,174	1,706,166	1,673,477

Property and equipment, net	821,810	750,483	743,852
Other assets	137,822	160,999	119,442
Total assets	$2,839,806	$2,617,648	$2,536,771

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246,971	$289,282	$234,264
Accrued liabilities	352,526	286,833	316,305
Notes payable and current maturities of long-term liabilities	200	1,563	1,237
Current portion of borrowings under Credit Card Facility	187,500	150,000	37,500
Total current liabilities	787,197	727,678	589,306

Long-term liabilities:
Notes and debentures	249,773	249,757	249,751
Borrowings under Credit Card Facility	—	75,000	187,500
Deferred real estate credits	74,429	71,898	73,208
Other long-term liabilities	133,114	112,455	97,307
Total long-term liabilities	457,316	509,110	607,766

Minority interest	13,498	10,298	12,799

Common stocks	497	492	493
Additional paid-in capital	511,338	491,849	484,151
Accumulated other comprehensive loss	(3,432)	(4,536)	(26,752)
Retained earnings	1,099,053	905,330	891,054
Treasury stock, at cost (768,731 shares, 710,227 shares and 699,777 shares)	(25,661)	(22,573)	(22,046)
Total shareholders’ equity	1,581,795	1,370,562	1,326,900
Total liabilities and shareholders’ equity	$2,839,806	$2,617,648	$2,536,771

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share data)	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004

Revenues	$933,372	$873,167	$2,970,533	$2,740,303
Cost of goods sold including buying and occupancy costs	576,204	544,663	1,892,904	1,773,999
Selling, general and administrative expenses	222,516	208,909	698,054	659,420
Loss on disposition of Chef’s Catalog	—	—	15,348	—

Operating earnings	134,652	119,595	364,227	306,884

Interest expense, net	2,933	4,589	10,948	11,814

Earnings before income taxes and minority interest	131,719	115,006	353,279	295,070

Income taxes	50,713	44,852	136,014	107,576

Earnings before minority interest	81,006	70,154	217,265	187,494

Minority interest in net earnings of subsidiaries	(1,231)	(1,305)	(2,787)	(3,249)

Net earnings	$79,775	$68,849	$214,478	$184,245

Weighted average number of common and common equivalent shares outstanding:
Basic	48,390	48,208	48,309	47,929
Diluted	49,695	49,124	49,427	48,806

Earnings per share:
Basic	$1.65	$1.43	$4.44	$3.84
Diluted	$1.61	$1.40	$4.34	$3.78

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirty-Nine Weeks Ended
(in thousands)	April 30, 2005	May 1, 2004
		(As Restated, See Note 9)
CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$214,478	$184,245
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation	79,338	73,093
Loss on disposition of Chef’s Catalog	15,348	—
Minority interest	2,787	3,249
Other – primarily costs related to defined benefit pension and other long-term benefit plans	27,222	24,367
	339,173	284,954
Changes in operating assets and liabilities:
Decrease in undivided interests	—	242,565
Increase in accounts receivable	(114,270)	(576,986)
Increase in merchandise inventories	(78,955)	(28,477)
Decrease in other current assets	10,530	27,803
Decrease (increase) in other assets	12,276	(4,550)
Increase in accounts payable and accrued liabilities	38,763	35,347
Increase in deferred real estate credits	2,531	2,866
Funding of defined benefit pension plan	(20,000)	(30,000)
Net cash provided by (used for) operating activities	190,048	(46,478)

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(150,830)	(83,152)
Increase in cash restricted for repayment of borrowings under Credit Card Facility	(37,500)	—
Proceeds from sale of Chef’s Catalog	14,419	—
Net cash used for investing activities	(173,911)	(83,152)

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from borrowings	7,750	2,000
Repayment of debt	(9,113)	(1,500)
Borrowings under Credit Card Facility	—	225,000
Repayment of borrowings under Credit Card Facility	(37,500)	—
Acquisitions of treasury stock	(3,088)	(7,026)
Proceeds from stock-based compensation awards	16,432	23,235
Cash dividends paid	(20,042)	(6,312)
Distributions paid	(1,354)	(732)
Net cash (used for) provided by financing activities	(46,915)	234,665

CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	(30,778)	105,035
Beginning balance	368,367	206,950
Ending balance	$337,589	$311,985

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$12,992	$9,050
Income taxes	$98,942	$70,657

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.               Basis of Presentation

We have prepared the Condensed Consolidated Financial Statements of The Neiman Marcus Group, Inc. and its subsidiaries (Company) in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statements. Therefore, these financial statements should be read in conjunction with our amendment to the Annual Report on Form 10-K/A for the fiscal year ended July 31, 2004.

Our fiscal year ends on the Saturday closest to July 31.  All references to the third quarter of 2005 relate to the thirteen weeks ended April 30, 2005 and all references to the third quarter of 2004 relate to the thirteen weeks ended May 1, 2004.  All references to 2005 relate to the thirty-nine weeks ended April 30, 2005 and all references to 2004 relate to the thirty-nine weeks ended May 1, 2004.

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

We are required to make estimates and assumptions about future events in preparing financial statements in conformity with generally accepted accounting principles.  These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the Condensed Consolidated Financial Statements.  While we believe that our past estimates and assumptions have been materially accurate, our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances.  We make adjustments to our assumptions and judgments when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying Condensed Consolidated Financial Statements.

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

Stock-Based Compensation.  We account for stock-based compensation awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, we have recognized compensation expense on our restricted stock and purchased restricted stock awards but have not recognized compensation expense for stock options since all options granted had an exercise price equal to the market value of our common stock on the grant date.

The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model for 2005 and 2004:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share data)	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004

Net earnings:
As reported	$79,775	$68,849	$214,478	$184,245
Add: stock-based employee compensation recorded under intrinsic value method, net of related taxes	1,343	866	3,646	2,233
Less: stock-based employee compensation expense determined under fair value based method, net of related taxes	(3,434)	(3,076)	(9,846)	(8,644)
Pro forma	$77,684	$66,639	$208,278	$177,834

Basic earnings per share:
As reported	$1.65	$1.43	$4.44	$3.84
Pro forma	$1.61	$1.38	$4.31	$3.71

Diluted earnings per share:
As reported	$1.61	$1.40	$4.34	$3.78
Pro forma	$1.56	$1.36	$4.21	$3.64

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

Recent Accounting Pronouncements.  In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment.”  This standard is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first interim period or annual reporting period beginning after June 15, 2005.  We expect to adopt SFAS No. 123R in the first quarter of our fiscal year 2006. We are in the process of evaluating the impact of the adoption of SFAS No. 123R.  The adoption of SFAS No. 123R will reduce reported net income and earnings per share because we will be required to recognize compensation expense for our stock options.

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

The following table sets forth the information for our reportable segments:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
REVENUES:
Specialty Retail Stores	$766,877	$717,562	$2,415,749	$2,213,811
Direct Marketing	130,532	126,204	458,514	445,694
Other	35,963	29,401	96,270	80,798
Total	$933,372	$873,167	$2,970,533	$2,740,303

OPERATING EARNINGS:
Specialty Retail Stores	$125,832	$114,283	$343,781	$276,447
Direct Marketing	16,780	9,791	55,943	45,086
Other	4,572	4,750	10,241	11,821
Subtotal	147,184	128,824	409,965	333,354
Corporate expenses	(12,532)	(9,229)	(30,390)	(26,470)
Loss on disposition of Chef’s Catalog	—	—	(15,348)	—
Total	$134,652	$119,595	$364,227	$306,884

4.               Stock Repurchase Program

In prior years, our Board of Directors authorized various stock repurchase programs and increases in the number of shares subject to repurchase.  In the third quarter of 2005, we did not repurchase any shares.  In the second quarter of 2005, we repurchased 4,100 shares at an average price of $57.60.  In the first quarter of 2005, we repurchased 54,404 shares at an average price of $52.40.  As of April 30, 2005, approximately 1.2 million shares remain available for repurchase under our stock repurchase programs.

5.               Earnings per Share

The weighted average shares used in computing basic and diluted earnings per share (EPS) are presented in the table below.  We made no adjustments to net earnings for the computations of basic and diluted EPS during the periods presented.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands of shares)	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004

Weighted average shares outstanding	48,945	48,557	48,847	48,313
Less: shares of non-vested restricted stock	(555)	(349)	(538)	(384)
Shares for computation of basic EPS	48,390	48,208	48,309	47,929

Effect of dilutive stock options and restricted stock	1,305	916	1,118	877
Shares for computation of diluted EPS	49,695	49,124	49,427	48,806

Shares represented by antidilutive stock options	—	—	190	9

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

Beginning in December 2003, transfers to the Trust ceased to qualify for Off-Balance Sheet Accounting. Rather, credit card receivables transferred to the Trust after November 2003 remain on our balance sheet and our borrowings collateralized by those accounts receivable are recorded as liabilities on our balance sheet (Financing Accounting).  The transition period from Off-Balance Sheet Accounting to Financing Accounting (Transition Period) lasted approximately four months (December 2003 to March 2004).  During the Transition Period, we allocated cash collections on our credit card receivables to the previous Sold Interests and Retained Interests until such time as those balances were reduced to zero and we recorded a liability for our repayment obligation to the holders of the $225 million of certificates representing the Sold Interests.  At the end of the Transition Period, our entire credit card portfolio was included in accounts receivable in our consolidated balance sheet and the $225 million repayment obligation was shown as a liability.

As of the start of the Transition Period in December 2003, the carrying value of the Sold and Retained Interests exceeded face value by approximately $7.6 million as a result of the application of the provisions of current accounting rules related to the calculation of the gains on sale of the previous Sold Interests and the valuation of both Sold and Retained Interests.  During the Transition Period, the $7.6 million premium was amortized as a reduction of our net earnings from our credit card portfolio (recorded as a reduction of selling, general and administrative expenses in the consolidated statements of earnings).  Of the $7.6 million premium, $2.3 million was amortized in the third quarter of 2004.

Beginning in March 2005, cash collections were used by the Trust to begin repayment of the $225 million principal balance of the Class A Certificates in six monthly installments of $37.5 million.  As of April 30, 2005, the Trust had made the first installment repayment of $37.5 million to reduce the principal balance of the Class A Certificates to $187.5 million.  In addition, we held cash of $37.5 million at April 30, 2005, generated from collections received in April 2005 on our credit card receivables, restricted to the payment of the second installment repayment required to be made by the Trust in May 2005.

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

Costs of Benefits.  The components of the expenses incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004

Pension Plan:
Service cost	$3,196	$2,366	$9,588	$8,469
Interest cost	4,636	3,603	13,907	12,894
Expected return on plan assets	(4,712)	(3,612)	(14,137)	(12,928)
Net amortization of losses and prior service costs	1,208	698	3,626	2,498
Pension Plan expense	$4,328	$3,055	$12,984	$10,933

SERP Plan:
Service cost	$361	$342	$1,084	$1,024
Interest cost	1,014	978	3,042	2,930
Net amortization of losses and prior service costs	384	366	1,151	1,099
SERP Plan expense	$1,759	$1,686	$5,277	$5,053

Postretirement Plan:
Service cost	$15	$20	$44	$60
Interest cost	318	386	954	1,156
Net amortization of losses	26	110	79	331
Postretirement Plan expense	$359	$516	$1,077	$1,547

Funding Policy and Plan Assets.  Our policy is to fund the Pension Plan at or above the minimum required by law.  In the third quarter of 2005, we made a voluntary contribution of $20.0 million for the plan year ended July 31, 2004.  In 2004, we made voluntary contributions of $30.0 million in the second quarter for the plan year ended July 31, 2003 and $15.0 million in the fourth quarter for the plan year ended July 31, 2004.  Based upon currently available information, we will not be required to make contributions to the Pension Plan for either the 2004 or 2005 plan years.

Effect of Medicare Subsidy on Postretirement Plan.  In December 2003, the U.S Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) that will provide a prescription drug subsidy, beginning in 2006, to companies that sponsor postretirement health care plans that provide drug benefits.  Based upon the provisions of the legislation enacted in January 2005, we reviewed the provisions of our Postretirement Plan with our actuaries to determine whether the benefits offered by our plan meet the statutory definition of “actuarially equivalent” prescription drug benefits that qualify for the federal subsidy.  Based upon this review, we believe that our benefits qualify for the subsidy.  We expect to avail ourselves of the benefit of the subsidy although we are still evaluating the manner in which we and/or the participants in the Postretirement Plan will receive the subsidy.

As of July 31, 2004, the projected benefit obligation for our Postretirement Plan, using a discount rate of 6.25 percent, was approximately $21.0 million.  In accordance with the provisions of the FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” we revalued our projected benefit obligation as of January 31, 2005 to 1) incorporate the benefit associated with the federal subsidy we expect to receive and 2) reduce the discount rate to 5.75 percent.  The revised obligation as January 31, 2005 is approximately $19.1 million, reflecting a reduction of approximately $2.6 million for the impact of the federal subsidy, offset by an increase of approximately $0.8 million for the change in discount rate.

8.               Commitments and Contingencies

We are involved in various suits and claims in the ordinary course of business.  We do not believe that the disposition of any such suits or claims will have a material adverse effect upon our consolidated results of operations, cash flows or financial position.

9.               Restatements

Construction Allowances.  We receive allowances from developers related to the construction of our stores.  These allowances are recorded as deferred real estate credits and are recognized as a reduction of rent expense on a straight-line basis over the lease term.  Prior to 2005, we recorded these allowances as a reduction of capital expenditures and, as a result, the carrying values of our property and equipment.  We have corrected the errors in the classification of construction allowances and, as a result, we have restated our balance sheets at May 1, 2004 and July 31, 2004 and our statement of cash flows for the thirty-nine weeks ended May 1, 2004.

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

The following table summarizes the impact of these restatements in our previously issued financial statements:

		Restatements
	As Originally Reported	Construction Allowances	Changes in Retained Interests	As Restated
Fiscal Year 2004
Consolidated Balance Sheet:
Property and equipment, net	$693,772	$56,711	$—	$750,483
Other assets	145,812	15,187	—	160,999
Total assets	2,545,750	71,898	—	2,617,648
Deferred real estate credits	—	71,898	—	71,898
Total long-term liabilities	437,212	71,898	—	509,110

Third Quarter 2004
Consolidated Balance Sheet:
Property and equipment, net	$685,928	$57,924	$—	$743,852
Other assets	104,158	15,284	—	119,442
Total assets	2,463,563	73,208	—	2,536,771
Deferred real estate credits	—	73,208	—	73,208
Total long-term liabilities	534,558	73,208	—	607,766

Consolidated Statement of Cash Flows:
Net cash used for operating activities	$(291,289)	$2,246	$242,565	$(46,478)
Net cash provided by (used for) investing activities	161,659	(2,246)	(242,565)	(83,152)

10.         Recent Developments

Sale of Company.  On March 16, 2005, we announced that we were exploring various strategic alternatives to enhance shareholder value, including a possible sale of the Company, and that we had retained Goldman Sachs & Co. as the financial advisor to assist us in the review.

On May 1, 2005, our Board of Directors approved a definitive agreement to sell the Company to an investment group consisting of Texas Pacific Group and Warburg Pincus LLC.  Under the terms of the agreement, Texas Pacific Group and Warburg Pincus will acquire all of the outstanding Class A and Class B shares of the Company for $100.00 per share in cash, representing a transaction value of approximately $5.1 billion.  Each of the investors will own equal stakes in the Company upon completion of the transaction.  Completion of this transaction is contingent upon regulatory review and approval by the Company’s shareholders and is expected to occur by November 1, 2005.

10.         Recent Developments (continued)

Sale of Credit Card Portfolio.  As contemplated in the negotiations that led to the sale of the Company for approximately $5.1 billion, we entered into a strategic alliance with HSBC-North America’s Retail Services (HSBC) on June 8, 2005 to support and enhance our credit card operations.  In connection with this transaction, HSBC will purchase the private label credit card accounts and related assets of both Neiman Marcus and Bergdorf Goodman, as well as the outstanding balances associated with such accounts, for an amount equal to the face value of the outstanding receivables and accumulated accounts receivable collections.  We expect to close this transaction by July 31, 2005, subject to customary review and closing conditions, for a purchase price of approximately $640 million, of which we will receive net cash proceeds of approximately $527 million and HSBC will assume $113 million of outstanding liabilities under our Credit Card Facility.  In addition, we will receive on-going payments based on credit sales generated under the agreement.  We will continue to handle key customer service functions including new account processing, transaction authorization, billing adjustments, collection services and customer inquiries.

Litigation.  On May 4, 2005, a purported class action complaint, NECA-IBEW Pension Fund (The Decatur Plan) v. The Neiman Marcus Group, Inc. et al. (CA No. 3-05 CV-0898B), was filed by a putative stockholder of the Company in federal court in the Northern District of Texas against the Company and its directors challenging the proposed merger.

The complaint alleges a cause of action for breach of fiduciary duty against our directors, claiming, among other things, that the merger consideration to be paid to the Company’s stockholders in the merger is grossly inadequate and unfair and that the defendants failed to maximize shareholder value through a proper sale of the Company and its assets.  In addition, the complaint alleges that the Company’s directors breached their fiduciary duties in connection with the approval of the merger by, among other things, tailoring the transaction to serve the interests of the defendants and the family of Richard A. Smith, Chairman of our board of directors and the Company’s largest stockholder, rather than structuring the merger to obtain the highest price for our stockholders, depriving public stockholders of the value of certain assets of the Company (primarily the Company’s credit card division), failing to realize the financial benefits from a separate sale of the Company’s credit card division, not engaging in a fair process of negotiating at arm’s length and structuring a preferential deal for Company insiders.  The complaint seeks, among other things, injunctive relief to enjoin the consummation of the merger, rescind any actions taken to effect the merger, direct the defendants to sell or auction the Company for the highest possible price, and impose a constructive trust in favor of plaintiffs upon any benefits improperly received by defendants.

The lawsuit is in its preliminary stage.  We believe that the lawsuit is without merit and intend to defend vigorously against it.

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

Our fiscal year ends on the Saturday closest to July 31.  All references to the third quarter of 2005 relate to the thirteen weeks ended April 30, 2005 and all references to the third quarter of 2004 relate to the thirteen weeks ended May 1, 2004.  All references to 2005 relate to the thirty-nine weeks ended April 30, 2005 and all references to 2004 relate to the thirty-nine weeks ended May 1, 2004.

The information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) should be read in conjunction with our Annual Report on Form 10-K/A for the fiscal year ended July 31, 2004.  Unless otherwise specified, the meanings of all defined terms in MD&A are consistent with the meanings of such terms as defined in the Notes to the Condensed Consolidated Financial Statements.

Overview of the Business

We believe that our unique product assortment of luxury, designer and fashion merchandise, coupled with our sales promotion activities and our commitment to superior customer service, have been critical to our success in the past.  In addition, we believe these factors are critical to our future growth and success.

We conduct our selling activities in two primary selling seasons – Fall and Spring.  The Fall Season is comprised of our first and second fiscal quarters and the Spring Season is comprised of our third and fourth fiscal quarters.    The first quarter is generally characterized by a higher level of full-price selling with a focus on the initial introduction of Fall Season fashions.  Aggressive in-store marketing activities designed to stimulate customer buying, a lower level of markdowns and higher margins are characteristic of this quarter.  The second quarter is more focused on promotional activities related to the December holiday season, the early introduction of resort season collections from certain designers and the sale of Fall Season goods on a marked down basis.  As a result, margins are typically lower in the second quarter.  However, due to the seasonal increase in sales that occurs during the holiday season, the second quarter is typically the quarter in which our sales are the highest and in which expenses are the lowest as a percentage of revenues.  Our working capital requirements are also the greatest in the first and second quarters as a result of higher seasonal levels of accounts receivable and inventory.

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

Third Quarter Fiscal Year 2005 Highlights

Diluted earnings per share for the third quarter of 2005 increased 15.0 percent to $1.61 from $1.40 in the prior year period. Other significant highlights for the third quarter of 2005 include:

•                  Revenues – Our revenues for the third quarter of 2005 were $933.4 million compared to $873.2 million in the prior year period.  Revenues increased 6.9 percent in the third quarter of 2005 while comparable revenues increased 8.0 percent.  Year to date, revenues have increased 8.4 percent while comparable revenues have increased 9.9 percent.  For Specialty Retail Stores, our sales per square foot for the last twelve trailing months increased to $564 as of April 2005 compared to $517 as of April 2004.

•                  Gross margins – Margins increased to 38.3 percent of revenues in the third quarter of 2005 from 37.6 percent in the third quarter of 2004.  Year to date, margins have increased to 36.3 percent of revenues from 35.3 percent in the prior year period.  These increases are reflective of the high level of acceptance and demand for the fashion goods we offer as well as our efforts to align purchases and customer demand.

•                  Selling, general and administrative expenses – Selling, general and administrative (SG&A) expenses decreased to 23.8 percent of revenues in the third quarter of 2005 from 23.9 percent in the third quarter of 2004 and to 23.5 percent of revenues year to date from 24.1 percent in the prior year period.

•                  Operating earnings – Operating earnings increased 12.6 percent in the third quarter of 2005, representing 14.4 percent of our revenues compared to 13.7 percent in the third quarter of 2004.  Year to date, operating earnings increased 18.7 percent, representing 12.3 percent of our revenues for 2005 compared to 11.2 percent in 2004.  Operating earnings were 16.4 percent of revenues in the third quarter and 14.2 percent year to date for our Specialty Retail Stores and 12.9 percent of revenues in the third quarter and 12.2 percent year to date for Direct Marketing.

Recent Developments

Sale of Company.  On March 16, 2005, we announced that we were exploring various strategic alternatives to enhance shareholder value, including a possible sale of the Company, and that we had retained Goldman Sachs & Co. as the financial advisor to assist us in the review.

On May 1, 2005, our Board of Directors approved a definitive agreement to sell the Company to an investment group consisting of Texas Pacific Group and Warburg Pincus LLC.  Under the terms of the agreement, Texas Pacific Group and Warburg Pincus will acquire all of the outstanding Class A and Class B shares of The Neiman Marcus Group for $100.00 per share in cash, representing a transaction value of approximately $5.1 billion.  Each of the investors will own equal stakes in the company upon completion of the transaction.  Completion of this transaction is contingent upon regulatory review and approval by the Company’s shareholders and is expected to occur by November 1, 2005.

Sale of Credit Card Portfolio.  As contemplated in the negotiations that led to the sale of the Company for approximately $5.1 billion, we entered into a strategic alliance with HSBC-North America’s Retail Services (HSBC) on June 8, 2005 to support and enhance our credit card operations.  In connection with this transaction, HSBC will purchase the private label credit card accounts and related assets of both Neiman Marcus and Bergdorf Goodman, as well as the outstanding balances associated with such accounts, for an amount equal to the face value of the outstanding receivables and accumulated accounts receivable collections.  We expect to close this transaction by July 31, 2005, subject to customary review and closing conditions, for a purchase price of approximately $640 million, of which we will receive net cash proceeds of approximately $527 million and HSBC will assume $113 million of outstanding liabilities under our Credit Card Facility.  In addition, we will receive on-going payments based on credit sales generated under the agreement.  We will continue to handle key customer service functions including new account processing, transaction authorization, billing adjustments, collection services and customer inquiries.

See Note 10 to the Condensed Consolidated Financial Statements for further discussion.

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net sales for the periods indicated.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs	61.7	62.4	63.7	64.7
Selling, general and administrative expenses	23.8	23.9	23.5	24.1
Loss on disposition of Chef’s Catalog	—	—	0.5	—
Operating earnings	14.4	13.7	12.3	11.2
Interest expense, net	0.3	0.5	0.4	0.4
Earnings before income taxes and minority interest	14.1	13.2	11.9	10.8
Income taxes	5.4	5.1	4.6	3.9
Earnings before minority interest	8.7	8.0	7.3	6.8
Minority interest in net earnings of subsidiaries	(0.1)	(0.1)	(0.1)	(0.1)
Net earnings	8.6%	7.9%	7.2%	6.7%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollars in millions)	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004

REVENUES
Specialty Retail Stores	$766.9	$717.6	$2,415.7	$2,213.8
Direct Marketing	130.5	126.2	458.5	445.7
Other (1)	36.0	29.4	96.3	80.8
Total	$933.4	$873.2	$2,970.5	$2,740.3

OPERATING EARNINGS
Specialty Retail Stores	$125.8	$114.3	$343.8	$276.5
Direct Marketing	16.8	9.8	55.9	45.1
Other (1)	4.6	4.7	10.2	11.8
Subtotal	147.2	128.8	409.9	333.4
Corporate expenses	(12.5)	(9.2)	(30.4)	(26.5)
Loss on disposition of Chef’s Catalog	—	—	(15.3)	—
Total	$134.7	$119.6	$364.2	$306.9

OPERATING PROFIT MARGIN
Specialty Retail Stores	16.4%	15.9%	14.2%	12.5%
Direct Marketing	12.9%	7.8%	12.2%	10.1%
Total	14.4%	13.7%	12.3%	11.2%

COMPARABLE REVENUES (2)
Specialty Retail Stores (3)	6.5%	22.2%	9.1%	13.7%
Direct Marketing (4)	16.8%	14.4%	15.3%	18.5%
Total (3), (4)	8.0%	22.0%	9.9%	14.9%

SALES PER SQUARE FOOT
Specialty Retail Stores	$141	$133	$445	$411

STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	37	37	37	37
Opened during the period	—	—	—	—
Open at end of period	37	37	37	37
Clearance centers:
Open at beginning of period	15	14	14	14
Opened during the period	—	—	1	—
Open at end of period	15	14	15	14

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

Thirteen Weeks Ended April 30, 2005 Compared to Thirteen Weeks Ended May 1, 2004

Revenues.  Our revenues for the third quarter of 2005 of $933.4 million increased $60.2 million, or 6.9 percent, from $873.2 million in the third quarter of 2004.

Comparable revenues of $927.7 million in the third quarter of 2005 increased 8.0 percent compared to the prior year period.  Comparable revenues increased 6.5 percent for Specialty Retail Stores and 16.8 percent for Direct Marketing.  Comparable revenues in the third quarter of 2004 increased by 22.0 percent.

Revenues increased in the third quarter of 2005 compared to the prior year at all our operating companies, consistent with a higher level of consumer spending, in general, with a higher increase coming from the affluent luxury customer served by the Company.  In addition, we believe the increases in comparable revenues were driven by sales events conducted by our Specialty Retail Stores and by the growth of internet sales for Direct Marketing.  In the third quarter of 2005, internet sales by Direct Marketing were $73.8 million, an increase of 47.4 percent from the third quarter of 2004.

Gross margin.  Our gross margin was 38.3 percent of revenues for the third quarter of 2005 compared to 37.6 percent in the prior year period.  The increase in gross margin from the prior year period was due primarily to:

•                  the increase in product margins by approximately 0.8 percent of revenues; offset by

•                  an increase in buying and occupancy costs by approximately 0.2 percent of revenues.

We generated higher product margins during the third quarter of 2005.  We believe this increase in product margins was due primarily to:

•                  the higher level of full-price sales generated during the quarter by our Specialty Retail Stores;

•                  higher margins realized by Direct Marketing after the disposition of Chef’s Catalog, which generated lower margins than our other Direct Marketing brands; and

•                  our continued emphasis on inventory management.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins earned in connection with the sales of the vendor’s merchandise.  We recognize these allowances as an increase to gross margin when the allowances are earned and approved by the vendor.  Other allowances we receive represent reductions to the amounts paid to acquire the merchandise.  We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in an increase to gross margin at the time the goods are sold.  As a percentage of revenues, the level of vendor allowances we received in the third quarter of 2005 was consistent with the prior year and did not have a significant impact on the year-over-year change in the gross margin we realized in the third quarter of 2005.

A significant portion of our buying and occupancy costs are fixed in nature.  Buying and occupancy costs increased as a percentage of revenues during the third quarter of 2005 compared to the prior year period primarily due to higher depreciation and rent expenses as a percentage of revenues due to:

•                  a higher level of capital spending in recent years; and

•                  adjustments to rent and depreciation aggregating approximately $2.6 million, or 0.3 percent of revenues, made in connection with our review of the amortization periods assigned to our leased property and equipment and deferred real estate credits.

Selling, general and administrative expenses.  SG&A expenses were 23.8 percent of revenues in the third quarter of 2005 compared to 23.9 percent of revenues in the prior year period.

The net decrease in SG&A expenses as a percentage of revenues in the third quarter of 2005 was primarily due to:

•            a decrease in marketing and advertising costs by approximately 0.5 percent of revenues primarily due to the elimination of expenditures for Chef’s Catalog, which were higher as a percentage of revenues than our other Direct Marketing brands; and

•            an increase in the net income generated by our credit card portfolio by approximately 0.1 percent of revenues consistent with the increase in our sales.

In addition, SG&A expense declined as a percentage of revenues in the third quarter of 2005 compared to the prior year period by approximately 0.3 percent due to a $2.3 million reduction in the income generated by our credit card portfolio in the third quarter of 2004 related to the required amortization of the premium associated with the carrying values of the Retained and Sold Interests, as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements.

These decreases in SG&A expenses, as a percentage of revenues, were partially offset by:

•                  higher employee benefit expenses, including medical and pension expenses, by approximately 0.3 percent of revenues;

•                  an increase in costs, primarily payroll, by approximately 0.2 percent of revenues,  incurred by our Direct Marketing and the Brand Development Companies in support of new business initiatives and the expansion of Kate Spade operations; and

•                  the increase in professional fees and other costs incurred in connection with the proposed sale of the Company by approximately 0.1 percent of revenues.

Segment operating earnings.  Operating earnings for our Specialty Retail Stores segment were $125.8 million for the third quarter of 2005 compared to $114.3 million for the prior year period.  This 10.1 percent increase was primarily the result of increased revenues and gross margins and net decreases in SG&A expenses as a percentage of revenues, offset by increases in buying and occupancy expenses as a percentage of revenues.

Operating earnings for Direct Marketing increased to $16.8 million in the third quarter of 2005 from $9.8 million for the prior year period, primarily as a result of increased revenues and gross margins and net decreases in both buying and occupancy costs and SG&A expenses as percentages of revenues.

Interest expense, net.  Net interest expense was $2.9 million in the third quarter of 2005 and $4.6 million for the prior year period.  The decrease in net interest expense is primarily due to increases in 1) investment income generated by higher cash balances and 2) capitalized interest charges associated with store construction and remodeling activities.

Income taxes.  Our effective income tax rate was 38.5 percent for the third quarter of 2005 and 39.0 percent for the prior year period.

Thirty-Nine Weeks Ended April 30, 2005 Compared to Thirty-Nine Weeks Ended May 1, 2004

Revenues.  Our revenues for 2005 of $2,970.5 million increased $230.2 million, or 8.4 percent, from $2,740.3 million in 2004.

Comparable revenues of $2,942.8 million in 2005 increased 9.9 percent compared to the prior year period.  Comparable revenues increased 9.1 percent for Specialty Retail Stores and 15.3 percent for Direct Marketing.  Comparable revenues in 2004 increased by 14.9 percent.

Excluding the revenues from our Chef’s Catalog operations in 2004, revenues increased in 2005 compared to the prior year at all our operating companies, consistent with a higher level of consumer spending, in general, with a higher increase coming from the affluent luxury customer served by the Company.  In addition, we believe the increases in comparable revenues were driven by sales events conducted by our Specialty Retail Stores and by the growth of internet sales for Direct Marketing.  In 2005, internet sales by Direct Marketing, excluding Chef’s Catalog, were $233.1 million, an increase of 46.8 percent from 2004.

Gross margin.  Gross margin was 36.3 percent of revenues in 2005 compared to 35.3 percent in the prior year period.  The increase in gross margin was due primarily to:

•                  the increase in product margins by approximately 0.9 percent of revenues; and

•                  a decrease in buying and occupancy costs by approximately 0.2 percent of revenues.

We generated higher product margins at both our Specialty Retail Stores and our Direct Marketing operations during 2005.  We believe the increase in product margins at our Specialty Retail Stores was due primarily to the higher level of full-price sales generated for the period, a lower level of net markdowns and our continued emphasis on inventory management.  We also generated higher product margins in our Direct Marketing operations in 2005 subsequent to our disposition of Chef’s Catalog in November 2004.  Chef’s Catalog generated lower margins than our other Direct Marketing brands.  However, we have incurred a higher level of net markdowns in 2005 for Direct Marketing due primarily to lower than anticipated sales in our catalog operations during the December holiday season.

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

A significant portion of our buying and occupancy costs are fixed in nature.  Buying and occupancy costs decreased as a percentage of revenues during 2005 compared to the prior year period primarily due to the leveraging of fixed expenses, including payroll expenses and depreciation, over the higher level of revenues we generated during 2005.  Included in buying and occupancy costs in 2005 are adjustments to rent and depreciation aggregating approximately $4.8 million, or 0.2 percent of revenues, made in the second and third quarters of 2005 in connection with our review of the amortization periods assigned to our leased property and equipment and deferred real estate credits.

Selling, general and administrative expenses.  SG&A expenses were 23.5 percent of revenues in 2005 compared to 24.1 percent of revenues in the prior year period.

The net decrease in SG&A expenses as a percentage of revenues in 2005 was primarily due to:

•                  a decrease in marketing and advertising costs by approximately 0.3 percent of revenues, primarily due to the elimination of expenditures for Chef’s Catalog which were higher as a percentage of revenues than for our other Direct Marketing brands;

•                  a decrease in incentive compensation by approximately 0.2 percent of revenues; and

•                  an increase in the net income generated by our credit card portfolios by approximately 0.1 percent of revenues consistent with the increase in our sales revenues.

In addition, SG&A expense declined as a percentage of revenues in 2005 by approximately 0.3 percent due to a $7.6 million reduction in the income generated by our credit card portfolio in 2004 related to the required amortization of the premium associated with the carrying value of the Retained and Sold Interests, as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements.

These decreases in SG&A expenses as a percentage of revenues, were partially offset by:

•                  an increase in costs, primarily payroll, by approximately 0.2 percent of revenues incurred by Direct Marketing and the Brand Development Companies in support of new business initiatives and the expansion of Kate Spade operations;

•                  an increase in employee benefit expenses, including medical and pension expenses, by approximately 0.1 percent of revenues; and

•                  a $3.7 million reduction in SG&A expenses recorded in the second quarter of 2004 for the favorable impact of conclusions of certain sales tax and unclaimed property examinations for which the agreed-on settlements were less than the amounts we previously estimated.

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

Segment operating earnings.  Operating earnings for our Specialty Retail Stores segment were $343.8 million for 2005 compared to $276.5 million for the prior year period.  This 24.4 percent increase was primarily the result of increased sales and margins and net decreases in both buying and occupancy expenses and SG&A expenses as a percentage of revenues.

Operating earnings for Direct Marketing increased to $55.9 million in 2005 from $45.1 million for the prior year period, primarily as a result of increased revenues and margins and a decrease in SG&A expenses as a percentage of revenues.

Interest expense, net.  Net interest expense was $10.9 million in 2005 and $11.8 million for the prior year period.

The net decrease in net interest expense was due to increases in:

•                     interest income generated by higher cash balances;

•                     capitalized interest charges associated with store construction and remodeling activities, offset by;

•                  an increase in the interest expense attributable to the monthly distributions to the holders of the Sold Interests that began to be charged to interest expense in December 2003 as a result of the discontinuance of Off-Balance Sheet Accounting.

Income taxes.  Our effective income tax rate was 38.5 percent for 2005 and 36.5 percent for the prior year period.  In the second quarter of 2004, the Company recognized a net income tax benefit of $7.5 million related to favorable settlements associated with previous state tax filings.  Excluding this benefit, the effective tax rate was 39.0 percent for 2004.

Outlook

Based on current estimates, we anticipate increases in comparable store revenues of 5 to 7 percent for our fourth quarter ending July 30, 2005.  Comparable revenues increased by 12.6 percent in our quarter ended July 31, 2004.  The accuracy of our assumptions and forecasts is subject to uncertainties and circumstances beyond our control.  Consequently, actual results could differ materially from the forecasted results.  See “Factors That May Affect Future Results” for a discussion of items and events that could cause our actual results to vary from our expectations.

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

•                  debt service requirements; and

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

Our primary sources of short-term liquidity are comprised of cash on hand and availability under our Credit Agreement.  As of April 30, 2005, we had cash and cash equivalents of $337.6 million and no outstanding borrowings under our Credit Agreement.  Our cash and cash equivalents consisted principally of invested cash and store operating cash.  At May 1, 2004, we had cash and cash equivalents of $312.0 million and no outstanding borrowings under a previous $300 million unsecured revolving credit facility.  The amount of cash on hand and borrowings under the credit facility are influenced by a number of factors, including revenues, accounts receivable and inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, Pension Plan funding obligations and tax payment obligations, among others.

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

We generated cash from operations, prior to changes in operating assets and liabilities, of $339.2 million in 2005 compared to $285.0 million in prior year period.  This $54.2 million increase in cash generated from operations was due to higher sales and earnings levels realized in 2005.  Net cash provided by operating activities was $190.0 million in 2005.  In the presentation of net cash flows used for operating activities in 2004 of $46.5 million in the accompanying statement of cash flows, the cash generated from operations was reduced by the increase in the undivided interests in the NMG Credit Card Master Trust and accounts receivable from $265.7 million at August 2, 2003 to $599.6 million at May 1, 2004.  This increase in accounts receivable is attributable both to a higher investment in accounts receivable due to higher revenues during 2005 and the discontinuance of Off-Balance Sheet Accounting beginning in December 2003, as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Net cash used for investing activities was $173.9 million in 2005 compared to $83.2 million in the prior year period.  The increase in cash used for investing activities in 2005 was primarily due to a higher level of capital expenditures in 2005 and the $37.5 million of cash restricted as of April 30, 2005 for the repayment of the outstanding indebtedness on our Credit Card Facility, offset by $14.4 million of proceeds from the sale of Chef’s Catalog in 2005.

Capital expenditures were $150.8 million in 2005 and $83.2 million in the prior year period.  We incurred capital expenditures in the third quarter of 2005 related to the ongoing construction of new stores in San Antonio, Texas and Boca Raton, Florida and the remodels of our San Francisco, Houston, Los Angeles and Newport Beach stores.  We currently project capital expenditures for 2005 to be approximately $200 million to $210 million primarily for new store construction, store renovations and upgrades to information systems, including warehousing systems to support our Direct Marketing operation and a new human capital management system.  In support of our store construction and renovation activities, we expect to receive construction allowances of $20 million to $25 million in 2005.  We completed the renovation of our store in Newport Beach in the third quarter of 2005 and we are currently remodeling our stores in Los Angeles, San Francisco and Houston.  We expect to complete the expansion and renovation of the Los Angeles store in the fourth quarter of 2005 and the San Francisco and Houston stores in the spring of fiscal year 2006.  We expect to open our San Antonio and Boca Raton stores in the first quarter of fiscal year 2006.

Financing Structure

Our major sources of funds are comprised of vendor financing, the $350 million unsecured Credit Agreement, the $225 million Credit Card Facility, $125 million senior unsecured notes, $125 million senior unsecured debentures, operating leases and capital leases.

At April 30, 2005, we had $187.5 million borrowings under our Credit Card Facility.  Repayment of this obligation began in April 2005 in six monthly installments of $37.5 million.  Borrowings pursuant to the Credit Card Facility bear interest at the contractually-defined rate of one month LIBOR plus 0.27 percent (3.22 percent at April 30, 2005) and are payable monthly to the holders of the Class A Certificates.

In the second quarter of 2005, our Board of Directors increased our quarterly cash dividend to $0.15 per share from $0.13 per share in the prior year quarter.  We declared dividends on April 29, 2005 aggregating $7.4 million.  These dividends were paid in May 2005.

In prior years, our Board of Directors authorized various stock repurchase programs and increases in the number of shares subject to repurchase.  We did not repurchase any shares in the third quarter of 2005.  As of April 30, 2005, approximately 1.2 million shares remain available for repurchase under the stock repurchase programs.

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

As more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements, beginning in December 2003, subsequent transfers to the Trust ceased to qualify for Off-Balance Sheet Accounting.  Rather, credit card receivables transferred to the Trust after November 2003 remain on our balance sheet and are recorded as secured borrowings.  Our entire credit card portfolio is now included in accounts receivable and the outstanding borrowings under the Credit Card Facility are shown as a liability in our condensed consolidated balance sheet.

Beginning in March 2005, cash collections were used by the Trust to begin repayment of the $225 million principal balance of the Class A Certificates in six monthly installments of $37.5 million.  As of April 30, 2005, the Trust had made the first installment repayment of $37.5 million to reduce the principal balance of the Class A Certificates to $187.5 million.  In addition, we held cash of $37.5 million at April 30, 2005, generated from collections received in April 2005 on our credit card receivables, restricted to the payment of the second installment repayment required to be made by the Trust in May 2005.

OTHER MATTERS

Factors That May Affect Future Results

Matters discussed in MD&A include forward-looking statements.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “plan,” “project,” “predict,” “expect,” “estimate,” “intend,” “would,” “could,” “should,” “anticipate,” or “believe.”  We make these forward-looking statements based on our expectations and beliefs concerning future events, as well as currently available data.  These forward-looking statements involve a number of risks and uncertainties and, therefore, are not guarantees of future performance.  A variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in our forward-looking statements.  Factors that could affect future performance include, but are not limited, to:

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

Other Factors

•                  impact of funding requirements related to our noncontributory defined benefit pension plan; and

•                  the design and implementation of new information systems as well as enhancements of existing systems.

We undertake no obligation to update or revise (publicly or otherwise) any forward-looking statements to reflect subsequent events, new information or future circumstances.

Critical Accounting Policies

The preparation of condensed financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events.  These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the Condensed Consolidated Financial Statements.  While we believe that our past estimates and assumptions have been materially accurate, our current estimates are subject to change if different assumptions as to the outcome of future events were made.  We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances.  We make adjustments to our assumptions and judgments when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying Condensed Consolidated Financial Statements.

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

As of April 30, 2005, we had no borrowings outstanding under our Credit Agreement.  Future borrowings under our Credit Agreement, to the extent of outstanding borrowings, would be affected by interest rate changes.

Our outstanding long-term debt as of April 30, 2005 is at fixed interest rates and would not be affected by interest rate changes.  Based upon quoted prices, the fair value of our senior notes and debentures (face value of $250 million) was $273.9 million as of April 30, 2005.

Pursuant to our proprietary credit card securitization program that begins to expire in September 2005, we have sold substantially all of our credit card receivables through a subsidiary in exchange for certificates representing undivided interests in such receivables.  We sold the Class A Certificates, which have an aggregate principal value of $225 million, to investors. The holders of the Class A Certificates are entitled to monthly interest distributions from the Trust at the contractually-defined rate of one month LIBOR plus 0.27 percent annually.  The distributions to the Class A Certificate holders are payable from the finance charge income generated by the credit card receivables held by the Trust.   At April 30, 2005, we estimate a 100 basis point increase in LIBOR would result in an approximate annual increase of $2.25 million in the interest distributions to the Class A Certificate holders.

We use derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources.  We enter into foreign currency contracts denominated in the euro and British pound. We had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $35.7 million as of April 30, 2005.  The market risk inherent in these instruments was not material to our consolidated financial position, results of operations or cash flows in the third quarter of 2005.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of Pension Plan assets, resulting in an increase or decrease in our cash funding obligation.  We seek to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

Based on a review of our financial instruments outstanding at April 30, 2005 that are sensitive to market risks, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date.

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

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems.  No change in our internal controls occurred during the quarter ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 4, 2005, a purported class action complaint, NECA-IBEW Pension Fund (The Decatur Plan) v. The Neiman Marcus Group, Inc. et al. (CA No. 3-05 CV-0898B), was filed by a putative stockholder of the Company in federal court in the Northern District of Texas against the Company and its directors challenging the proposed merger.

The complaint alleges a cause of action for breach of fiduciary duty against our directors, claiming, among other things, that the merger consideration to be paid to the Company’s stockholders in the merger is grossly inadequate and unfair and that the defendants failed to maximize shareholder value through a proper sale of the Company and its assets.  In addition, the complaint alleges that the Company’s directors breached their fiduciary duties in connection with the approval of the merger by, among other things, tailoring the transaction to serve the interests of the defendants and the family of Richard A. Smith, Chairman of our board of directors and the Company’s largest stockholder, rather than structuring the merger to obtain the highest price for our stockholders, depriving public stockholders of the value of certain assets of the Company (primarily the Company’s credit card division), failing to realize the financial benefits from a separate sale of the Company’s credit card division, not engaging in a fair process of negotiating at arm’s length and structuring a preferential deal for Company insiders.  The complaint seeks, among other things, injunctive relief to enjoin the consummation of the merger, rescind any actions taken to effect the merger, direct the defendants to sell or auction the Company for the highest possible price, and impose a constructive trust in favor of plaintiffs upon any benefits improperly received by defendants.

The lawsuit is in its preliminary stage.  We believe that the lawsuit is without merit and intend to defend vigorously against it.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table indicates our repurchases of equity securities in the third quarter of 2005:

Third Quarter 2005	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs

February 2005 (1/30/05 to 2/26/05)	—	—	—	1,155,869

March 2005 (2/27/05 to 4/2/05)	—	—	—	1,155,869

April 2005 (4/3/05 to 4/30/05)	—	—	—	1,155,869

(1)  In April 2000, the Board of Directors authorized up to 4.0 million shares to be repurchased, with no expiration date.

ITEM 6.  EXHIBITS

2.1

Agreement and Plan of Merger, dated May 1, 2005, among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., and Newton Merger Sub, Inc., incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 4, 2005.

3.1	Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2002.

3.2	Bylaws of the Company, incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 8, 2005.

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

4.6

First Amendment to the Amended and Restated Rights Agreement, dated as of May 1, 2005, between The Neiman Marcus Group, Inc. and other parties signatory thereto, incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 4, 2005.

10.43*	Change of Control Termination Protection Agreement between the Company and Burton M. Tansky dated April 1, 2005. (1)

10.44*	Form of Change of Control Termination Protection Agreement between the Company and certain eligible executives, including the named executive officers, dated April 1, 2005, (1)

10.45*	The Neiman Marcus Group, Inc. Executive Change of Control Severance Plan dated April 1, 2005, (1)

10.46*	The Neiman Marcus Group, Inc. General Change of Control Severance Plan dated April 1, 2005. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE NEIMAN MARCUS GROUP, INC.
(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller	June 9, 2005
T. Dale Stapleton	and Duly Authorized Officer
(principal accounting officer)