Form 10-K
period 2005-07-30
NEIMAN MARCUS GROUP INC
filed 2005-09-16
CIK 819539

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 30, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file no. 1-9659

The Neiman Marcus Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4119509 (I.R.S. Employer Identification No.)
One Marcus Square 1618 Main Street Dallas, Texas (Address of principal executive offices)	75201 (Zip code)
Registrant's telephone number, including area code: (214) 741-6911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value	New York Stock Exchange
Class B Common Stock, $.01 par value	New York Stock Exchange

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of January 31, 2005, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,236,027,132 computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        As of September 2, 2005, the registrant had outstanding 29,524,935 shares of its Class A Common Stock and 19,422,379 shares of its Class B Common Stock.

THE NEIMAN MARCUS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JULY 30, 2005

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

Business Overview

        The Neiman Marcus Group, Inc. (the Company), is one of the nation's leading luxury retailers, offering distinctive merchandise and excellent customer service that cater to the needs of the affluent consumer. Since our founding in the early 1900s, we have established ourselves as a leading fashion authority among luxury consumers and have become a premier U.S. retail channel for many of the world's most exclusive designers. Currently, we operate 35 Neiman Marcus full-line stores at prime retail locations in major U.S. markets and two Bergdorf Goodman stores on Fifth Avenue in New York City. We also operate catalogs and e-commerce websites under the brands Neiman Marcus®, Bergdorf Goodman® and Horchow® and own majority interests in Kate Spade LLC, which designs and retails high-end accessories, and Gurwitch Products, LLC, which designs and markets Laura Mercier® cosmetics. During 2005, we generated revenues of $3,821.9 million.

        We operate an integrated, multi-channel retailing model as described below:

        Specialty Retail Stores.    Our specialty retail store operations (Specialty Retail Stores) consist primarily of our 35 Neiman Marcus stores and two Bergdorf Goodman stores. We also operate 17 clearance centers to provide an outlet for the sale of end-of-season clearance merchandise. Over our past five fiscal years, Specialty Retail Stores has achieved a compounded annual growth rate, or CAGR, in revenues of 4.9%. During 2005, Specialty Retail Stores accounted for 81.2% of our total revenues and generated operating earnings of $377.8 million, or 12.2% of Specialty Retail Stores revenues.

  •
  Neiman Marcus Stores.    Neiman Marcus stores offer distinctive luxury merchandise, including women's couture and designer apparel, contemporary sportswear, handbags, fashion accessories, shoes, cosmetics, men's clothing and furnishings, precious and designer jewelry, decorative home accessories, fine china, crystal and silver, children's apparel and gift items. We locate our Neiman Marcus stores at carefully selected venues that cater to our target customers in major metropolitan markets across the United States and design our stores to provide a feeling of residential luxury by blending art and architectural details from the communities in which they are located. During 2005, our full-line Neiman Marcus stores and clearance centers accounted for 70.4% of our total revenues and 86.8% of Specialty Retail Stores revenues.

  •
  Bergdorf Goodman Stores.    Bergdorf Goodman is a premier luxury retailer in New York City well known for its couture merchandise, opulent shopping environment and landmark Fifth Avenue locations. Bergdorf Goodman features high-end apparel, fashion accessories, shoes, traditional and contemporary decorative home accessories, precious and designer jewelry, cosmetics and gift items. During 2005, our Bergdorf Goodman stores accounted for 10.7% of our total revenues and 13.2% of Specialty Retail Stores revenues.

        Direct Marketing.    Our upscale direct-to-consumer operation (Direct Marketing) conducts catalog and online sales of fashion apparel, accessories and home furnishings through the Neiman Marcus brand, catalog and online sales of home furnishings and accessories through the Horchow brand, and online sales of fashion apparel and accessories through the Bergdorf Goodman brand.

        In 2005, Direct Marketing generated revenues of $592.1 million with over one million customers making a purchase through one of our catalogs or websites. Our catalog business circulated over 100 million catalogs and generated revenues of $279.0 million. Our online business generated revenues in 2005 of $313.1 million. We regularly send e-mails to over 1.7 million e-mail addresses, alerting our customers to our newest merchandise and the latest fashion trends. Over the last five fiscal years, Direct Marketing has achieved a CAGR in revenues of 7.9%. During 2005, Direct Marketing accounted for 15.5% of our total revenues and generated operating earnings of $75.2 million, or 12.7% of Direct Marketing revenues.

        In recent years, we have achieved industry-leading financial performance, including strong growth in sales per square foot and comparable revenues, along with stable operating margins and significant cash flow generation. Our Neiman Marcus and Bergdorf Goodman stores generated sales per square foot of $577 in 2005.

        For more information about our reportable segments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 of the Notes to Consolidated Financial Statements in Item 15.

        Our fiscal year ends on the Saturday closest to July 31. All references to 2005 relate to the 52 weeks ended July 30, 2005; all references to 2004 relate to the 52 weeks ended July 31, 2004 and all references to 2003 relate to the 52 weeks ended August 3, 2003. References to 2006 and years thereafter relate to our fiscal years for such periods.

        We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and related amendments, available free of charge through our website at www.neimanmarcusgroup.com as soon as reasonably practicable after we electronically file such material with (or furnish such material to) the Securities and Exchange Commission. The information contained on our website is not incorporated by reference into this Form 10-K and should not be considered to be part of this Form 10-K.

Recent Developments

        On May 1, 2005, our Board of Directors approved a definitive agreement to sell the Company to an investment group consisting of Texas Pacific Group and Warburg Pincus, LLC (collectively, the Sponsors). Under the terms of the agreement, the Sponsors will acquire all of the outstanding Class A and Class B shares of The Neiman Marcus Group, Inc. for $100.00 per share in cash, representing a transaction value of approximately $5.1 billion. Each of the Sponsors will own equal stakes in the Company upon completion of the transaction. Our shareholders approved the definitive agreement to sell the Company on August 16, 2005. The sale is currently anticipated to close in October 2005.

        In connection with the Sponsors' purchase of the Company, the Company will incur significant indebtedness and will be highly leveraged. See "The Transactions." Significant additional liquidity requirements (resulting primarily from debt service requirements) and other factors relating to the Transactions will significantly affect our future financial position, results of operations and liquidity.

Industry Overview

        We operate in the luxury apparel and accessories segment of the U.S. retail industry and have arrangements with luxury-branded fashion vendors, including Chanel, Prada, St. John, David Yurman, Ermenegildo Zegna, Gucci, Giorgio Armani and Manolo Blahnik to market and sell their merchandise. Luxury-branded fashion vendors typically manage the distribution and marketing of their merchandise to maximize the perception of brand exclusivity and to facilitate the sale of their goods at premium prices, including by limiting the number of retail locations through which they distribute their merchandise. These retail locations typically consist of a limited number of specialty stores, high-end department stores and, in some instances, vendor-owned proprietary boutiques. Retailers that compete with us for the distribution of luxury fashion brands include Saks Fifth Avenue, Nordstrom, Barney's New York and other national, regional and local retailers.

        We believe that the following factors benefit well-positioned luxury retailers:

  •
  attractive demographic trends, including increasing wealth concentration and an aging baby boomer population;

  •
  growing consumer demand for prestige brands and exclusive products;

  •
  retail consumption patterns of affluent consumers that are generally less influenced by economic cycles than middle- or lower-income consumers;

  •
  higher price points and limited distribution of luxury merchandise, which have generally protected high-end specialty retailing from the growth of discounters and mass merchandisers;

  •
  aggressive marketing by luxury brands; and

  •
  consumer trends towards aspirational lifestyles.

Customer Service and Marketing

        We are committed to providing our customers with a premier shopping experience through our relationship-based customer service model, with superior merchandise selection and elegant store settings of our stores. Critical elements to our customer service approach are:

  •
  knowledgeable, professional and well-trained sales associates;

  •
  marketing programs designed to promote customer awareness of our offerings of the latest fashion trends;

  •
  loyalty programs designed to cultivate long-term relationships with our customers; and

  •
  facilitating the extension of credit to our customers through our proprietary credit card program.

        Sales Associates.    We seek to maintain a sales force of knowledgeable, professional and well-trained sales associates to deliver personal attention and service to our customers through our relationship-based customer service model. We compensate our sales associates primarily on a commission basis and provide them with training in the areas of customer service, selling skills and product knowledge. Our sales associates participate in active clienteling programs designed to maintain contact with our customers between store visits and to ensure that our customers are aware of the latest merchandise offerings and fashion trends that we present in our stores. We empower our sales associates to act as personal shoppers and in many cases, as the personal style advisor to our customers. We actively monitor and analyze the service levels in our stores in order to maximize sales associate productivity and store profitability.

        Marketing Programs.    We conduct a wide variety of marketing programs to support our sales associates in the communication of fashion trends to our customers in order to create fashion excitement and enhance our customer relationships. The programs include both in-store events and targeted, brand-consistent print media communications.

        We maintain an active calendar of in-store events to promote our sales efforts. The activities include in-store visits and trunk shows by leading designers featuring the newest fashions from the designer, in-store promotions of the merchandise of selected designers or merchandise categories, often through events conducted in connection with our loyalty programs, and participation in charitable functions in each of our markets. Past trunk shows and in-store promotions at our Neiman Marcus and Bergdorf Goodman stores have featured designers such as Chanel, Giorgio Armani and Oscar de la Renta.

        Through our print media programs, we mail various publications to our customers communicating upcoming in-store events, new merchandise offerings and fashion trends. In connection with these programs, Neiman Marcus produces The Book® approximately eight to nine times each year. The Book is a high-quality publication featuring the latest fashion trends, is mailed on a targeted basis to our customers and has a yearly printing in excess of 3.3 million. Our other print publications include The Book for Men, the Bergdorf Goodman Magazine and specific designer mailers. Recently, we added The Addition, which identifies for our younger, aspirational customers, as well as our core customers, "must have items" for the current season.

        We also believe that the print catalog and on-line operations of our Direct Marketing segment promote brand awareness which benefits the operations of our retail stores.

        Loyalty Programs.    We maintain loyalty programs designed to cultivate long-term relationships with our customers. The Neiman Marcus loyalty program is conducted under the InCircle® name and the Bergdorf Goodman loyalty program is conducted under the BG Rewards name. Our loyalty programs focus on our most active customers. These programs include marketing features, including private in-store events, special magazine issues, as well as the ability to accumulate points for qualifying purchases. Increased points are periodically offered in connection with in-store promotional and other events. Upon attaining specified point levels, customers may redeem their points for a variety of gifts ranging from gift cards to designer merchandise and trips to exotic locations. Approximately 46% of revenues at Neiman Marcus stores in calendar year 2004 were generated by our InCircle members.

        Proprietary Credit Card Program.    We maintain a proprietary credit card program through which we facilitate the extension of credit to customers under the "Neiman Marcus" and "Bergdorf Goodman" names.

        On July 7, 2005, HSBC Bank Nevada, National Association (HSBC) purchased our approximately three million private label Neiman Marcus and Bergdorf Goodman credit card accounts and related assets, as well as the outstanding balances associated with such accounts (Credit Card Sale). The total purchase price was approximately $647 million, consisting of approximately $534 million in net cash proceeds and the assumption of approximately $113 million of outstanding debt under our revolving credit card securitization facility.

        As a part of the Credit Card Sale, we entered into a long-term marketing and servicing alliance with HSBC. Under the terms of this alliance, HSBC offers credit cards and non-card payment plans bearing our brands and we receive from HSBC ongoing payments related to credit sales and compensation for marketing and servicing activities (HSBC Program Income). In addition, we continue to handle key customer service functions, initially including new account processing, most transaction authorization, billing adjustments, collection services and customer inquiries. As part of this transaction, we are changing, and will continue to change, the terms of credit offered to our customers following the Credit Card Sale. In addition, HSBC will have discretion over certain policies and arrangements with credit card customers and may change these policies and arrangements in ways that affect our relationship with these customers. Any such changes in our credit card arrangements may adversely affect our credit card program and ultimately, our business.

        Historically, our customers holding a proprietary credit card have tended to shop more frequently and have a higher level of spending than customers paying with cash or third-party credit cards. In 2005, approximately 54% of our revenues were transacted through our proprietary credit cards.

        We utilize data captured through our proprietary credit card program in connection with promotional events and customer relationship programs by targeting specific customers based upon their past spending patterns for certain brands, merchandise categories and store locations.

        Integrated Multi-Channel Model.    We offer products through our complementary Direct Marketing and Specialty Retail Stores businesses, which enables us to maximize our brand recognition and strengthen our customer relationships across all channels. Our well-established catalog and online operation expands our reach beyond the trading area of our retail stores, as approximately 50% of our Direct Marketing customers in 2005 were located outside of the trade areas of our existing retail locations. We also use our catalogs and e-commerce websites as selling and marketing tools to increase the visibility and exposure of our brand and generate customer traffic within our retail stores. We believe the combination of our retail stores and direct selling efforts is the main reason that our multi-channel customers spend more on average than our single-channel customers (approximately 3.5 times more in 2005).

Merchandise

        Our percentages of revenues (exclusive of revenues generated by leased departments) by major merchandise category are as follows:

	Years Ended
	July 30, 2005	July 31, 2004	August 2, 2003
Women's Apparel	34%	34%	34%
Women's Shoes, Handbags and Accessories	19%	19%	16%
Cosmetics and Fragrances	12%	12%	12%
Men's Apparel and Shoes	12%	11%	12%
Designer and Precious Jewelry	10%	10%	10%
Home Furnishings and Décor	9%	10%	11%
Other	4%	4%	5%

	100%	100%	100%

        Substantially all of our merchandise is delivered to us by our vendors as finished goods and is manufactured in numerous locations including Europe and the United States, and to a lesser extent, China, Mexico and South America.

        We lease certain departments in our stores to independent companies. Our management regularly evaluates the performance of the leased departments and requires compliance with established guidelines. The companies to which we lease store space are generally responsible for paying their own employees. We receive commissions from these leased departments on a percent of sales basis.

        Our merchandise consists primarily of apparel and accessories from luxury-branded designers. Our major merchandise categories are as follows:

        Women's Apparel:    Women's apparel consists of dresses, eveningwear, suits, coats, and sportswear separates—skirts, pants, blouses, jackets, and sweaters. Women's apparel occupies the largest amount of square footage within our stores. We work with women's apparel vendors to present the merchandise and highlight the best of the vendor's product. Our primary women's apparel vendors include Chanel, St. John, Giorgio Armani, Theory, Escada and Ellen Tracy.

        Women's Shoes, Handbags and Accessories:    These categories make up approximately 19% of our revenues. Women's accessories include belts, gloves, scarves, hats and sunglasses. Our primary vendors in this category include Manolo Blahnik, Prada, Gucci, Chanel, Dior and Ferragamo in Ladies Shoes; and handbags from Chanel, Prada, Gucci, Marc Jacobs, Judith Leiber and Luella Bartley.

        Cosmetics and Fragrances:    Cosmetics and fragrances include facial and skin cosmetics, skin therapy and lotions, soaps, fragrance, candles and beauty accessories. Our primary vendors of cosmetics and beauty products include La Mer, Bobbie Brown, Sisley, La Prairie, Chanel and Laura Mercier.

        Men's Apparel and Shoes:    Men's apparel and shoes include suits, dress shirts and ties, sport coats, jackets, trousers, casual wear and eveningwear as well as business and casual footwear. This category has been an increased focus of Neiman Marcus. Bergdorf Goodman has a fully dedicated men's store in New York. Our primary vendors in this category include Ermenegildo Zegna, Brioni, Giorgio Armani, and Prada in men's clothing and sportswear; and Ermenegildo Zegna, Prada, Ferragamo and Gucci in men's furnishings and shoes.

        Designer and Precious Jewelry:    Our designer and precious jewelry offering includes women's accessories, necklaces, bracelets, rings, brooches and watches that are selected to complement our apparel merchandise offering. Our primary vendors in this category include David Yurman, Stephen Dweck and John Hardy in Designer Jewelry, and Henry Dunay and Roberto Coin in Precious Jewelry. We often sell precious jewelry on a consignment basis.

        Home Furnishings and Décor:    Home furnishings and décor include linens, tabletop, kitchen accessories, furniture, rugs, decoratives (frames, candlesticks, vases and sculptures) as well as collectables. Merchandise for the home complements our apparel offering in terms of quality and design. Our primary vendors in this category include Jay Strongwater, Daum, Waterford, Steuben and Baccarat.

Vendor Relationships

        Our merchandise assortment consists of a wide selection of luxury goods purchased from both well-known luxury-branded fashion vendors as well as new and emerging designers. We communicate with our vendors frequently, providing feedback on current demand for their products, suggesting, at times, changes to specific product categories or items and gaining insight into their future fashion direction. Certain designers sell their merchandise, or certain of their design collections, exclusively to us and other designers sell to us pursuant to their limited distribution policies. We compete for quality merchandise and assortment principally based on relationships and purchasing power with designer resources. Our women's and men's apparel and fashion accessories businesses are especially dependent upon our relationships with these designer resources. We monitor and evaluate the sales and profitability performance of each vendor and adjust our future purchasing decisions from time to time based upon the results of this analysis. We have no guaranteed supply arrangements with our principal merchandising sources and, accordingly, there can be no assurance that such sources will continue to meet our needs for quality, style and volume. In addition, our vendor base is diverse, with no single vendor representing more than 5% of the cost of our total purchases in 2005. The breadth of our sourcing helps mitigate risks associated with a single brand or designer.

        Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. We receive certain allowances to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor's merchandise. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. We also receive advertising allowances from certain of our merchandise vendors, substantially all of which represent reimbursements of direct, specified and incremental costs we incurred to promote the vendors' merchandise. These allowances are recorded as a reduction of our advertising costs when incurred. We also receive allowances from certain merchandise vendors in conjunction with compensation allowances for employees who sell the vendors' merchandise, which allowances are netted against the related compensation expenses that we incur. See Note 1 to our audited consolidated financial statements included herein.

        We offer certain merchandise, primarily precious jewelry, on a consignment basis in order to expand our product assortment. As of July 30, 2005, we held consigned inventories with a cost basis of approximately $226.8 million (consigned inventories are not reflected in our consolidated balance sheet as we do not take title to consigned merchandise). From time to time, we make advances to certain of our vendors. These advances are typically deducted from amounts paid to vendors at the time we receive the merchandise or, in the case of advances made for consigned goods, at the time we sell the goods. We had net outstanding advances to vendors of approximately $24.6 million at July 30, 2005.

Inventory Management

        Our merchandising function is decentralized with separate merchandising functions for Neiman Marcus stores, Bergdorf Goodman and our Direct Marketing operation. Each merchandising function is responsible for determining the merchandise assortment and quantities to be purchased and, in the case of Neiman Marcus stores, for the allocation of merchandise to each store. We currently have almost 300 merchandise buyers and a planning team in charge of determining the type and amount of merchandise we buy, as well as its allocation among Neiman Marcus stores.

        The majority of the merchandise we purchase is initially received at one of our centralized distribution facilities. To support our Specialty Retail Stores, we utilize a primary distribution facility in Longview, Texas, a regional distribution facility in Totowa, New Jersey and five regional service centers. We also operate two distribution facilities in the Dallas-Fort Worth area to support our Direct Marketing operation.

        We primarily operate on a pre-distribution model through which we allocate merchandise on our initial purchase orders to each store. This merchandise is shipped from our vendors to our distribution facilities for delivery to designated stores. We have also implemented a "locker stock" program to store a portion of our most in-demand and high fashion merchandise at our distribution facilities. For products stored in locker stock, we can ship replenishment merchandise to the stores that demonstrate the highest customer demand. This program helps minimize excess inventory and allows us to maximize the opportunity for full-price selling.

        Our distribution facilities are linked electronically to our various merchandising staffs to facilitate the distribution of goods to our stores. We utilize electronic data interchange (EDI) technology with certain of our vendors, which is designed to move merchandise onto the selling floor quickly and cost-effectively by allowing vendors to deliver floor-ready merchandise to the distribution facilities. In addition, we utilize high-speed automated conveyor systems capable of scanning the bar coded labels on incoming cartons of merchandise and directing the cartons to the proper processing areas. Many types of merchandise are processed in the receiving area and immediately "cross docked" to the shipping dock for delivery to the stores. Certain processing areas are staffed with personnel equipped with hand-held radio frequency terminals that can scan a vendor's bar code and transmit the necessary information to a computer to record merchandise on hand. We utilize third-party carriers to distribute our merchandise to individual stores.

        With respect to the Specialty Retail Stores, the majority of the merchandise is held in our retail stores. We closely monitor the inventory levels and assortments in our retail stores to facilitate reorder and replenishment decisions, satisfy customer demand and maximize sales. Transfers of goods between stores are made primarily at the direction of merchandising personnel and, to a lesser extent, by store management primarily to fulfill customer requests. We also maintain certain inventories at the Longview distribution facility. The goods held at the Longview distribution facility consist primarily of goods held in limited assortment or quantity by our stores and replenishment goods available to stores achieving high initial sales levels. During fiscal year 2004, we expanded our distribution center in Longview, Texas by 25% to over 600,000 square feet. As part of this expansion, we realigned the warehouse space, enabling us to strengthen our "locker stock" inventory management program. With this program, we maintain certain key inventory items centrally, allowing us to restock inventory at individual stores more efficiently and to maximize opportunities for full-price selling. In addition, our sales associates can use the program to ship items directly to our customers, improving customer service and increasing productivity. We plan to continue to expand this program to deliver goods to our customers more quickly and to enhance the allocation of goods to our stores.

Capital Investments

        We make capital investments annually to support our long-term business goals and objectives. We invest capital in new and existing stores, distribution and support facilities as well as information technology. We have gradually increased the number of our stores over the past ten years, growing our full-line Neiman Marcus and Bergdorf Goodman store base from 28 stores at the beginning of 1995 to our current 37 stores.

        We invest capital in the development and construction of new stores in both existing and new markets. We conduct extensive demographic, marketing and lifestyle research to identify attractive retail markets with a high concentration of our target customers prior to our decision to construct a new store. We compete with other retailers for real estate opportunities principally on the basis of our ability to attract customers. In addition to the construction of new stores, we also invest in the on-going maintenance of our stores to ensure an elegant shopping experience in our stores. Capital expenditures for existing stores range from minor renovations of certain areas within the store to major remodels and renovations and store expansions. We are focused on operating only in attractive markets that can profitably support our stores and are focused on maintaining the quality of our stores and, consequently, our brand. With respect to our major remodels, we only expand after extensive analysis of our projected returns on capital. We generally experience increases in both total sales and sales per square foot at stores that undergo a remodel or expansion.

        We also believe capital investments for information technology in our stores, distribution facilities and support functions are necessary to support our business strategies. As a result, we are continually upgrading our information systems to improve efficiency and productivity.

        In the past three fiscal years, we have made capital expenditures aggregating $453 million related primarily to:

  •
  the construction of new stores in Orlando, Coral Gables, San Antonio and Boca Raton;

  •
  the renovation and expansion of our main Bergdorf Goodman store in New York City and Neiman Marcus stores in San Francisco, Newport Beach, Las Vegas, Houston and Beverly Hills;

  •
  the expansion of our distribution facilities;

  •
  the development and installation of a new point-of-sale system in our retail stores; and

  •
  the development and installation of new financial systems and non-merchandise procurement modules.

        In 2006, we anticipate capital expenditures for our planned new stores in Boca Raton, Charlotte, Austin and suburban Boston and renovations of the San Francisco and Houston stores as well as the main Bergdorf Goodman store. We also expect to make technology related expenditures for new warehousing and distribution systems and a new human capital management system, both of which are scheduled for implementation in 2006.

        We receive allowances from developers related to the construction of our stores thereby reducing our cash investment in these stores. We record these allowances as deferred real estate credits which are recognized as a reduction of rent expense on a straight-line basis over the lease term. We received construction allowances aggregating $26.1 million in 2005.

Competition

        The specialty retail industry is highly competitive and fragmented. We compete for customers with specialty retailers, traditional and high-end department stores, national apparel chains, vendor-owned proprietary boutiques, individual specialty apparel stores and direct marketing firms. We compete for customers principally on the basis of quality and fashion, customer service, value, assortment and presentation of merchandise, marketing and customer loyalty programs and, in the case of Neiman Marcus and Bergdorf Goodman, store ambiance. Retailers that compete with us for distribution of luxury fashion brands include Saks Fifth Avenue, Nordstrom, Barney's New York and other national, regional and local retailers.

        We believe we are differentiated from other national retailers by our distinctive merchandise assortment, which we believe is more upscale than other high-end department stores, excellent customer service, prime real estate locations and elegant shopping environment. We believe we differentiate ourselves from regional and local high-end luxury retailers through our diverse product selection, strong national brand, loyalty programs, customer service, prime shopping locations and strong vendor relationships that allow us to offer the top merchandise from each vendor. Vendor-owned proprietary boutiques and specialty stores carry a much smaller selection of brands and merchandise, lack the overall shopping experience we provide and have a limited number of retail locations.

Employees

        As of September 2, 2005, we had approximately 16,100 employees. Neiman Marcus stores had approximately 13,500 employees, Bergdorf Goodman stores had approximately 1,000 employees, Neiman Marcus Direct had approximately 1,500 employees and Neiman Marcus Group had approximately 90 employees. Our staffing requirements fluctuate during the year as a result of the seasonality of the retail industry. We hire additional temporary associates and increase the hours of part-time employees during seasonal peak selling periods. None of our employees are subject to collective bargaining agreements, except for approximately 15% of the Bergdorf Goodman employees. We believe that our relations with our employees are good.

Seasonality

        Our business, like that of most retailers, is affected by seasonal fluctuations in customer demand, product offerings and working capital expenditures. For additional information on seasonality, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Seasonality."

Regulation

        Our operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. In addition to our proprietary credit cards, credit to our customers is also provided primarily through third parties such as American Express, Visa and MasterCard. Any change in the regulation of credit that would materially limit the availability of credit to our customer base could adversely affect our results of operations or financial condition.

        Our and our competitors' practices are subject to review in the ordinary course of business by the Federal Trade Commission and are subject to numerous federal and state laws. Additionally, we are subject to certain customs, truth-in-advertising and other laws, including consumer protection regulations that regulate retailers generally and/or govern the importation, promotion and sale of merchandise. We undertake to monitor changes in these laws and believe that we are in material compliance with all applicable state and federal regulations with respect to such practices.

Investments in Brand Development Companies

        Our Brand Development Companies consist of our 56% interest in Kate Spade LLC, which designs and retails high-end designer handbags and accessories, and our 51% interest in Gurwitch

Products, LLC, which designs and markets the Laura Mercier cosmetics line. Our investments in and relationships with our Brand Development Companies are governed by operating agreements that provide for an orderly transition process in the event any investor wishes to sell its interest, or purchase another investor's interest. Among other things, these operating agreements contain currently exercisable put option provisions entitling each minority investor to put their interest to us, and currently exercisable call option provisions entitling us to purchase each minority investor's interest, at a purchase price mutually agreed to by the parties. The purchase price will be determined, in the case of the Gurwitch interests, by one or more nationally recognized investment banking firms and, in the case of the Kate Spade interests, by the parties or, in the event the parties are unable to agree on a mutually acceptable price, by a mutually acceptable nationally recognized investment banking firm, subject to certain conditions. We may elect, in certain circumstances, to defer the consummation of a put option for a period of six months by cooperating with the other investors in seeking either a sale of the Brand Development Company to a third party or a public offering of the Brand Development Company's securities. If a sale to a third party or public offering of the Brand Development Company's securities is not consummated within six months after the exercise of the put option (which period may be automatically extended for an additional two months if a registration statement for the Brand Development Company is filed with the Securities and Exchange Commission), we are obligated to consummate the put option. Under the terms of the Kate Spade operating agreement, such consummation shall occur within thirty days after the determination of the valuation with respect to the exercise of the put option.

        Recently, we have been in extensive discussions with the minority investors of Kate Spade LLC regarding certain strategic alternatives, including the possible sale of such company. However, while such discussions are ongoing, no assurance can be given that they will ultimately lead to any transaction.

The Transactions

        On May 1, 2005, our Board of Directors approved a definitive agreement to sell the Company to an investment group consisting of Texas Pacific Group and Warburg Pincus, LLC (collectively, the Sponsors), through a merger of the Company with an entity owned by the Sponsors. Under the terms of this agreement, Newton Acquisition Merger Sub, Inc. (Merger Sub) will merge with the Company and each share of the Company's common stock (other than shares held in treasury or owned by Newton Acquisition Merger Sub, Inc., its parent company or any direct or indirect subsidiary of Newton Acquisition Merger Sub, Inc. or its parent company and other than shares held by stockholders who properly demand appraisal rights) will be converted into the right to receive $100.00 in cash, without interest. The merger will be structured as a reverse subsidiary merger, under which Newton Acquisition Merger Sub, Inc. will be merged with and into The Neiman Marcus Group, Inc. at closing, and The Neiman Marcus Group, Inc. will be the surviving corporation.

        The merger is expected to be completed in October 2005, subject to the satisfaction or waiver of all the closing conditions set forth in the merger agreement. These conditions include the receipt of stockholder approval, the absence of governmental orders and the receipt of certain regulatory approvals. Since the signing of the merger agreement, the Federal Trade Commission has granted early termination of the applicable waiting period for the merger and stockholder approval of the merger has been obtained.

        In connection with the merger, we will incur significant indebtedness and will be highly leveraged. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Structure Related to the Transactions."

ITEM 2. PROPERTIES

        Our corporate headquarters are located at the Downtown Neiman Marcus store location in Dallas, Texas. The operating headquarters for Neiman Marcus, Bergdorf Goodman and Neiman Marcus Direct are located in Dallas, Texas; New York, New York; and Irving, Texas, respectively.

        We opened a new Neiman Marcus store in San Antonio in September 2005 and plan to open another new store in Boca Raton in November 2005. In addition, we plan to open new Neiman Marcus stores in Charlotte and Austin in 2007; suburban Boston and Long Island in 2008; and greater Los Angeles area in 2009. In total, we expect the planned new stores will add over 665,000 square feet of new selling space over approximately the next three years, representing an almost 13% increase in square footage as compared to the current aggregate square footage of our full-line Neiman Marcus and Bergdorf Goodman stores. In addition, we recently have completed the remodels of our Las Vegas, Newport Beach and Beverly Hills stores and have remodels underway at our San Francisco, Houston and Bergdorf Goodman stores.

        Properties that we use in our operations include Neiman Marcus stores, Bergdorf Goodman stores, clearance centers and distribution support and office facilities. As of September 15, 2005, the approximate aggregate square footage of the properties used in our operations was as follows:

	Owned	Owned Subject to Ground Lease	Leased	Total
Neiman Marcus Stores	751,000	2,140,000	1,981,000	4,872,000
Bergdorf Goodman Stores	—	—	316,000	316,000
Clearance Centers	—	—	447,000	447,000
Distribution, Support and Office Facilities	1,317,000	150,000	974,000	2,441,000

        Neiman Marcus Stores.    As of September 15, 2005, we operated 35 Neiman Marcus stores, with an aggregate total property size of approximately 4,872,000 gross square feet. The following table sets forth certain details regarding each Neiman Marcus store:

Locations	Fiscal Year Opening Date	Gross Store Sq. Feet	Locations	Fiscal Year Opening Date	Gross Store Sq. Feet
Dallas, Texas (Downtown)(1)	1908	129,000	Boston, Massachusetts(2)	1984	111,000
Dallas, Texas (NorthPark)(2)	1965	218,000	Palo Alto, California(3)	1986	120,000
Houston, Texas (Galleria)(3)	1969	224,000	McLean, Virginia(4)	1990	130,000
Bal Harbour, Florida(2)	1971	97,000	Denver, Colorado(3)	1991	90,000
Atlanta, Georgia(2)	1973	154,000	Minneapolis, Minnesota(2)	1992	119,000
St. Louis, Missouri(2)	1975	145,000	Scottsdale, Arizona(2)	1992	118,000
Northbrook, Illinois(3)	1976	144,000	Troy, Michigan(3)	1993	157,000
Fort Worth, Texas(2)	1977	119,000	Short Hills, New Jersey(3)	1996	138,000
Washington, D.C.(2)	1978	130,000	King of Prussia, Pennsylvania(3)	1996	142,000
Newport Beach, California(3)	1978	154,000	Paramus, New Jersey(3)	1997	141,000
Beverly Hills, California(1)	1979	185,000	Honolulu, Hawaii(3)	1999	181,000
Westchester, New York(2)	1981	138,000	Palm Beach, Florida(2)	2001	53,000
Las Vegas, Nevada(2)	1981	174,000	Plano, Texas (Willow Bend)(4)	2002	156,000
Oak Brook, Illinois(2)	1982	119,000	Tampa, Florida(3)	2002	96,000
San Diego, California(2)	1982	106,000	Coral Gables, Florida(2)	2003	136,000
Fort Lauderdale, Florida(3)	1983	94,000	Orlando, Florida(4)	2003	95,000
San Francisco, California(4)	1983	251,000	San Antonio, Texas(4)	2006	120,000
Chicago, Illinois (Michigan Ave.)(2)	1984	188,000

(1)
Owned subject to partial ground lease.
(2)
Leased.
(3)
Owned subject to ground lease.
(4)
Owned.

        Bergdorf Goodman Stores.    We operate two Bergdorf Goodman stores, both of which are located in Manhattan at 58th Street and Fifth Avenue. The following table sets forth certain details regarding these stores:

Locations	Fiscal Year Operations Began	Gross Store Sq. Feet
New York City (Main)	1901	250,000
New York City (Men's)	1991	66,000

        Clearance Centers.    We operate 17 clearance centers (15 Last Call and 2 Horchow) that average approximately 26,000 gross square feet each in size.

        Distribution, Support and Office Facilities.    We own approximately 34 acres of land in Longview, Texas, where our primary distribution facility is located. The Longview facility occupies 612,000 square feet and is the principal merchandise processing and distribution facility for Neiman Marcus stores. We currently utilize a regional distribution facility in Totowa, New Jersey and five regional service centers in New York, Florida, Illinois, Texas and California. We also own approximately 50 acres of land in Irving, Texas, where our 705,000 square foot Neiman Marcus Direct operating headquarters and distribution facility is located. We also currently utilize another regional distribution facility in Dallas, Texas to support our Direct Marketing operation.

        Lease Terms.    The terms of the leases for substantially all of our stores, assuming all outstanding renewal options are exercised, range from 15 to 99 years. The lease on the Bergdorf Goodman Main Store expires in 2050 and the lease on the Bergdorf Goodman Men's Store expires in 2010, with two 10-year renewal options. Most leases provide for monthly fixed rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs.

        For further information on our properties and lease obligations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of the Notes to Consolidated Financial Statements in Item 15.

ITEM 3. LEGAL PROCEEDINGS

        We are currently involved in various legal actions and proceedings that arose in the ordinary course of our business. We believe that any liability arising as a result of these actions and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

        On May 4, 2005, a purported class action complaint, NECA-IBEW Pension Fund (The Decatur Plan) v. The Neiman Marcus Group, Inc. et al. (CA No. 3-05 CV-0898B), was filed by a putative stockholder in federal court in the Northern District of Texas against The Neiman Marcus Group, Inc. and its directors challenging the proposed merger. An amended complaint was filed on July 25, 2005. The amended complaint alleges a cause of action for breach of fiduciary duty against us and our directors, claiming, among other things, that the defendants are endeavoring to complete the sale of The Neiman Marcus Group, Inc. and its assets at a grossly inadequate and unfair price and pursuant to an unfair process that fails to maximize shareholder value. In addition, the amended complaint alleges that the directors are not independent and breached their fiduciary duties in connection with the approval of the merger by, among other things, tailoring the transaction to serve the interests of the defendants and the family of Richard A. Smith, chairman of our board of directors and our largest stockholder, rather than structuring the merger to obtain the highest price for stockholders, depriving public stockholders of the value of certain assets (including the credit card business and our third quarter 2005 profits), failing to realize the financial benefits from the sale of the credit card business, not engaging in a fair process of negotiating at arm' s length, including provisions precluding superior competing bids (including a termination fee and no solicitation provision) and structuring a preferential deal for insiders. The amended complaint further claims that our financial advisor had a conflict of interest by also acting as a financing source for the merger, and that our proxy statement in respect of the merger allegedly omitted material information purportedly necessary to ensure a fully informed shareholder vote. The amended complaint currently seeks, among other things, injunctive relief to enjoin the consummation of the merger, to rescind any actions taken to effect the merger, to direct the defendants to sell or auction The Neiman Marcus Group, Inc. for the highest possible price, and to impose a constructive trust in favor of plaintiffs upon any benefits improperly received by defendants. The lawsuit is in its preliminary stage and we expect to file a motion to dismiss the lawsuit in October 2005. While we believe that the lawsuit is without merit and intend to defend vigorously against it, there can be no assurance that it will not adversely affect our business, including the merger and related transactions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the quarter ended July 30, 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Our Class A Common Stock and Class B Common Stock are currently traded on the New York Stock Exchange under the symbols NMG.A and NMG.B, respectively. As of September 2, 2005, there were 9,227 record holders of the Class A Common Stock and 3,152 record holders of the Class B Common Stock. In the second quarter of 2005, our Board of Directors increased our quarterly cash dividend from $0.13 per share to $0.15 per share. In 2005, we declared dividends on October 29, 2004, January 28, 2005, April 29, 2005 and July 29, 2005 aggregating $28.4 million.

        The following table indicates the quarterly stock price ranges for 2005 and 2004:

	NMG.A		NMG.B
2005 Quarter
	High	Low	High	Low
First	$60.83	$50.47	$56.61	$47.30
Second	72.82	61.12	68.55	56.85
Third	100.12	66.90	99.05	62.50
Fourth	$98.50	$92.96	$98.21	$92.46

	NMG.A		NMG.B
2004 Quarter
	High	Low	High	Low
First	$48.00	$38.90	$44.25	$36.25
Second	55.78	48.20	51.85	44.20
Third	59.18	48.55	55.54	45.25
Fourth	$55.65	$48.00	$52.15	$44.76

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data is qualified in entirety by our Consolidated Financial Statements (and the related Notes thereto) contained in Item 15 and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. We derived the selected financial data as of July 30, 2005, July 31, 2004 and August 2, 2003 and for the periods ended July 30, 2005, July 31, 2004 and August 2, 2003 from our audited consolidated financial statements and related notes. The selected financial data as of August 3, 2002 and July 28, 2001 and for the period ended July 28, 2001 reflect adjustments to our audited consolidated financial statements for those specific years to reclassify certain amounts related to the presentation of construction allowances in the consolidated balance sheets and statements of cash flows and the retained interest of our credit card facility in the statements of cash flows. After adjustment, all periods are presented on a basis comparable to our audited consolidated financial statements referred to in the previous sentence. Additionally, 2002 included 53 weeks of operations while the other years presented consist of 52 weeks of operations.

	Years Ended
	July 30, 2005		July 31, 2004		August 2, 2003		August 3, 2002		July 28, 2001
	(in millions, except per share data)
OPERATING RESULTS
Revenues	$3,821.9		$3,524.8		$3,080.4		$2,932.0		$2,997.7
Gross margin	1,327.8		1,197.5		1,001.9		930.1		969.5
Operating earnings	411.5	(1)	345.2	(3)	222.1		177.7	(6)	193.6	(7)
Earnings before income taxes, minority interest and change in accounting principle	399.1		329.3		205.8		162.2		178.4
Net earnings	248.8	(2)	204.8	(4)	$109.3	(5)	$99.6		$107.5
Basic earnings per share:
Earnings before change in accounting principle	$5.15		$4.27		$2.61		$2.10		$2.28
Change in accounting principle	—		—		(0.31	)(5)	—		—

Basic earnings per share	$5.15		$4.27		$2.30		$2.10		$2.28

Diluted earnings per share:
Earnings before change in accounting principle	$5.02		$4.19		$2.60		$2.08		$2.26
Change in accounting principle	—		—		(0.31	)(5)	—		—

Diluted earnings per share	$5.02		$4.19		$2.29		$2.08		$2.26

Cash dividends per share	$0.58		$0.39		—		—		—

	July 30, 2005	July 31, 2004	August 2, 2003	August 3, 2002	July 28, 2001
FINANCIAL POSITION
Cash and cash equivalents	$853.5	$368.4	$207.0	$178.6	$97.3
Merchandise inventories	748.4	720.3	687.1	656.8	648.9
Total current assets	1,708.5	1,706.2	1,246.1	1,127.6	1,063.3
Property and equipment, net	855.0	750.5	733.8	687.1	598.9
Total assets	2,660.7	2,617.6	2,104.8	1,941.5	1,799.9
Current liabilities	617.3	727.7	530.4	518.5	497.6
Long-term liabilities	$457.3	$509.1	$428.3	$361.1	$352.9
OTHER OPERATING DATA:
Capital expenditures	$202.5	$120.5	$129.6	$171.9	$131.1
Depreciation expense	$107.7	$99.0	$82.9	$77.8	$73.6
Rent expense	$66.1	$57.9	$53.8	$53.4	$57.1
Comparable revenues(8)	9.9%	14.4%	4.1%	(4.6)%	2.2%
Number of stores open at period end	36	37	37	35	34

(1)
For 2005, operating earnings include a $15.3 million pretax loss related to the disposition of Chef's Catalog and a $6.2 million pretax gain related to the sale of our credit card portfolio.

(2)
For 2005, net earnings reflect tax benefits aggregating $7.6 million resulting from favorable settlements associated with previous state tax filings and reductions in previously recorded deferred tax liabilities.

(3)
For 2004, operating earnings include a $3.9 million pretax impairment charge related to the writedown to fair value in the net carrying value of the Chef's Catalog tradename intangible asset.

(4)
For 2004, net income reflects a $7.5 million tax benefit related to favorable settlements associated with previous state tax filings.

(5)
For 2003, net earnings reflect an after-tax charge of $14.8 million for the writedown of certain intangible assets related to prior purchase business combinations as a result of the implementation of a new accounting principle.

(6)
For 2002, operating earnings reflect 1) a $16.6 million gain from the change in vacation policy made by the Company and 2) $13.2 million of impairment and other charges, related primarily to the impairment of certain long-lived assets.

(7)
For 2001, operating earnings reflect a $9.8 million impairment charge related to our investment in a third-party internet retailer.

(8)
Comparable revenues include 1) revenues derived from our retail stores open for more than 52 weeks, including stores that have been relocated or expanded, 2) revenues from our Direct Marketing operation and 3) revenues from the Brand Development Companies. Comparable revenues exclude the revenues of closed stores and the revenues of our previous Chef's Catalog operations (sold in November 2004). The calculation of the change in comparable revenues for 2003 is based on revenues for the 52 weeks ended August 2, 2003 compared to revenues for the 52 weeks ended July 27, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

        The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes. Unless otherwise specified, the meanings of all defined terms in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. This discussion contains forward-looking statements. Please see "Forward-Looking Statements" for a discussion of the risks, uncertainties and assumptions relating to these statements.

Overview

        The Neiman Marcus Group, Inc., together with its operating segments and subsidiaries, is a high-end specialty retailer. Our operations include the Specialty Retail Stores segment and the Direct Marketing segment. The Specialty Retail Stores segment consists primarily of Neiman Marcus and Bergdorf Goodman stores. The Direct Marketing segment conducts both print and catalog and online operations under the brand names of Neiman Marcus, Bergdorf Goodman, Horchow and Chef's Catalog (prior to its disposition in November 2004). We own a 51% interest in Gurwitch Products, LLC, which designs and markets the Laura Mercier cosmetic line, and a 56% interest in Kate Spade LLC, which designs and retails high-end designer handbags and accessories (the Brand Development Companies).

        Our fiscal year ends on the Saturday closest to July 31. All references to 2005 relate to the 52 weeks ended July 30, 2005; all references to 2004 relate to the 52 weeks ended July 31, 2004 and all references to 2003 relate to the 52 weeks ended August 2, 2003. References to 2006 and years thereafter relate to our fiscal years for such periods.

Recent Developments

        On May 1, 2005, our Board of Directors approved a definitive agreement to sell the Company to an investment group consisting of Texas Pacific Group and Warburg Pincus, LLC (collectively, the Sponsors), through merger of the Company with an entity owned by the Sponsors (Merger Sub). Under the terms of this agreement, Merger Sub will merge with the Company and each share of our common stock (other than shares held in treasury or owned by Merger Sub, its parent company or any direct or indirect subsidiary of Merger Sub or its parent company and other than shares held by stockholders who properly demand appraisal rights) will be converted into the right to receive $100.00 in cash, without interest. The merger will be structured as a reverse subsidiary merger, under which Merger Sub will be merged with and into The Neiman Marcus Group, Inc. at closing, and The Neiman Marcus Group, Inc. will be the surviving corporation.

        The merger is expected to be completed in October 2005, subject to the satisfaction or waiver of all the closing conditions set forth in the merger agreement. These conditions include the receipt of stockholder approval, the absence of governmental orders and the receipt of certain regulatory approvals. Since the signing of the merger agreement, the Federal Trade Commission has granted early termination of the applicable waiting period for the merger and stockholder approval of the merger has been obtained.

        Affiliates of the Sponsors have collectively agreed to cause $1.55 billion of cash to be contributed to Merger Sub, which would constitute the equity portion of the merger financing. Each of TPG (through two of its affiliated funds) and Warburg Pincus (through three of its affiliated funds) has delivered an equity commitment letter for $775,000,000 to Newton Holding, LLC, and Newton Holding,

LLC has in turn delivered an equity commitment letter to Merger Sub for $1.55 billion, the aggregate amount of the equity commitments. Each of the Sponsors may assign its commitment to purchase up to 49% of the equity interests in Newton Holding, LLC to other investors, so long as each such investor agrees to be bound by the obligations of the applicable Sponsor.

        Each of the equity commitment letters provides that the equity funds will be contributed on or prior to the closing of the merger to fund a portion of the total merger consideration, pursuant to and in accordance with the merger agreement, and to satisfy any liabilities or obligations of Merger Sub's corporate parent, Newton Acquisition, Inc. (Parent) or Merger Sub arising out of or in connection with any breach by Parent or Merger Sub of their respective obligations under the merger agreement. Each of the equity commitments is generally subject to the satisfaction of the conditions to Parent and Merger Sub's obligations to effect the closing under the merger agreement. Each of the equity commitment letters will terminate upon termination of the merger agreement unless:

  •
  the merger agreement is terminated by us due to a breach by either Parent or Merger Sub of any of its respective representations, warranties, covenants or agreements under the merger agreement such that the conditions to closing would not be satisfied; or

  •
  the merger agreement is otherwise terminated pursuant to a breach by Parent or Merger Sub of their respective obligations under the merger agreement and we are not in breach of our obligations under the merger agreement.

        In the event the merger agreement is terminated pursuant to a circumstance described in the foregoing two bullet points, then each of the equity commitment letters will terminate three months after the termination of the merger agreement except with respect to any claims arising from or in connection with any lawsuits filed by us against Parent or Merger Sub prior to the expiration of such three-month period. Under certain circumstances, in connection with the termination of the merger agreement, we will be required to pay Parent $140.3 million in termination fees.

        In the event that we terminate the merger agreement because Parent (i) breaches its obligations to effect the closing and satisfy its obligations with respect to payment of the merger consideration when all conditions to the closing are satisfied and the marketing period has expired and (ii) Parent fails to effect the closing because of a failure to receive the proceeds of one or more of the debt financings contemplated by the debt financing commitments or because of its refusal to accept debt financing on terms materially less beneficial to it than the terms set forth in the debt financing commitments, Merger Sub will be required to pay us a $140.3 million termination fee. This termination fee payable to us is our exclusive remedy unless, in general, Parent is otherwise in breach of the merger agreement, in which case we may pursue a damages claim. The aggregate liability of Parent and its affiliates arising from any breach of the merger agreement is in any event capped at $500,000,000.

        In connection with the Sponsors' purchase of the Company, the Company will incur significant indebtedness and will be highly leveraged. See "Liquidity and Capital Resources—Financing Structure Related to the Acquisition." In addition, the Transaction will be accounted for using purchase accounting whereby the purchase price paid to effect the Transactions will be allocated to state the acquired assets and liabilities at fair value. We believe the purchase accounting adjustments will increase the carrying value of our property and equipment, establish intangible assets for our tradenames, customer lists and favorable lease commitments and revalue our long-term benefit plan obligations, among other things. Subsequent to the Transactions, interest expense and non-cash depreciation and amortization charges will significantly increase. As a result, our financial statements subsequent to the Transactions will not be comparable to our historical financial statements.

Factors Affecting Our Results

        Revenues.    We generate our revenues primarily from the sale of high-end merchandise through our Specialty Retail Stores and Direct Marketing operation. Components of our revenues include:

  •
  Sale of merchandise—Revenues from our Specialty Retail Stores are recognized at the later of the point of sale or the delivery of goods to the customer. Revenues from our Direct Marketing operation are recognized when the merchandise is delivered to the customer. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by both our retail and direct marketing customers.

  •
  Commissions from leased departments—A small portion of the sales of our Specialty Retail Stores consist of commissions from certain departments in our stores that we lease to independent companies.

  •
  Delivery and processing—We generate revenues from delivery and processing charges related to merchandise delivered to our customers from our retail and direct marketing operations.

        Our revenues can be affected by the following factors:

  •
  changes in the level of consumer spending generally and, specifically, on luxury goods;

  •
  changes in the level of full-price sales;

  •
  changes in the level of promotional events conducted by our Specialty Retail Stores;

  •
  our ability to successfully implement our store expansion and remodeling strategies;

  •
  the rate of growth in internet sales by our Direct Marketing operation; and

  •
  general economic conditions.

        In addition, our revenues are seasonal. For a description of the seasonality of our business, see "—Seasonality."

        Gross margin.    Our gross margin represents our revenues less the costs of the following components:

  •
  Inventory costs—We utilize the retail method of accounting, which is widely used in the retail industry due to its practicality, for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost or market. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheet is decreased by charges to cost of goods sold at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted when merchandise is marked down.

  •
  Buying costs—Buying costs consist primarily of salaries and expenses incurred by our merchandising and buying operations.

  •
  Occupancy costs—Occupancy costs consist primarily of rent, depreciation, property taxes and operating costs of our retail, distribution and support facilities. A significant portion of our buying and occupancy costs are fixed.

  •
  Delivery and processing costs—Delivery and processing costs consist primarily of delivery charges we pay to third-party carriers and other costs related to the fulfillment of customer orders not delivered at the point-of-sale.

        With the introduction of new fashions in the first and third quarters and our emphasis on full-price selling in these quarters, a lower level of markdowns and higher margins are characteristic of these quarters.

        Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor's merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized as an increase to gross margin at the time the goods are sold. Vendor allowances received were $83.5 million in 2005 and $79.3 million in 2004.

        Changes in our gross margins are affected primarily by the following factors:

  •
  customer acceptance of and demand for the merchandise we offer in a given season and the related impact of such factors on the level of full-price sales;

  •
  our ability to order an appropriate amount of merchandise to match customer demand and the related impact on the level of net markdowns incurred;

  •
  factors affecting revenues generally;

  •
  changes in occupancy costs primarily associated with the opening of new stores or distribution facilities; and

  •
  the amount of vendor reimbursements we receive during the fiscal year.

        Selling, general and administrative expenses.    Selling, general and administrative (SG&A) expenses principally comprise costs related to employee compensation and benefits in the selling and administrative support areas, advertising and catalog costs, insurance expense and income and expenses related to our proprietary credit card portfolio. A significant portion of our selling, general and administrative expenses are variable in nature and are dependent on the sales we generate.

        Prior to the Credit Card Sale on July 7, 2005, our credit operations generated finance charge income, net of credit losses, which we recognized as income when earned and recorded as a reduction of selling, general and administrative expenses. As a part of the Credit Card Sale, we entered into a long-term marketing and servicing alliance with HSBC. Under the terms of this alliance, HSBC offers credit card and non-card payment plans bearing our brands and we receive ongoing payments from HSBC related to credit card sales and compensation for marketing and servicing activities (HSBC Program Income). We record the HSBC Program Income as a reduction of selling, general and administrative expenses.

        Advertising costs incurred by our Specialty Retail segment consist primarily of print media costs related to promotional materials mailed to our customers, while advertising costs incurred by our Direct Marketing operation relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites, as well as online marketing costs. We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor's merchandise in connection with our various advertising programs, primarily catalogs and other print media. As a result, these allowances are recorded as a reduction of our advertising costs when earned. Vendor allowances earned and recorded as a reduction to selling, general and administrative expenses aggregated approximately $57.5 million in 2005 and $55.3 million in 2004.

        We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor's merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $53.2 million in 2005 and $46.3 million in 2004.

        Changes in our selling, general and administrative expenses are affected primarily by the following factors:

  •
  changes in the number of sales associates primarily due to expansion of existing stores and new store openings, including increased health care and related benefits expenses;

  •
  changes in expenses relating to the production of print catalogs including, paper, printing and postage costs;

  •
  changes in expenses related to insurance and long-term benefits due to general economic conditions such as rising health care costs; and

  •
  changes in the HSBC Program Income related to changes in aggregate credit card sales or the rates of reimbursement under the Program (as further described below).

        In the future, our selling, general and administrative expenses will be impacted by the Credit Card Sale. In 2005, our credit card operations generated net finance charge income of approximately $75.4 million. If the Credit Card Sale had been consummated as of the first day of 2005, we believe, the HSBC Program Income for 2005 would have been at least $42 million. HSBC and the Company are currently in the process of implementing changes to the proprietary credit card program that we expect will be fully implemented during the fourth quarter of 2006. Had such changes been fully implemented on the first day of 2005, we believe the HSBC Program Income for 2005 would have been approximately $56 million.

        The HSBC Program Income may be:

  •
  decreased based upon the level of future services, such as statement preparation and mailing, we provide to HSBC; and

  •
  increased based upon contemplated changes to our historical credit card program related to, among other things, the interest rates applied to unpaid balances and the assessment of late fees.

Fiscal Year 2005 Highlights

        We believe that our product assortment of luxury, designer and fashion merchandise, coupled with our sales promotion activities and our commitment to superior customer service, have been critical to our success in the past. In addition, we believe these factors are critical to our future growth and success. Major financial accomplishments in 2005 include:

  •
  Revenues—Our revenues for 2005 were $3,821.9 million, the highest in our history. Revenues increased 8.4% in 2005 as compared to 2004, with increases in comparable store sales in all four quarters compared to the same periods in 2004. Comparable revenues percentage increases by quarter for 2005 as compared to the same periods in 2004 were:

First quarter	11.4%
Second quarter	10.4%
Third quarter	8.0%
Fourth quarter	9.6%

    For Specialty Retail Stores, our sales per square foot increased by 9.3% to $577 in 2005 compared to $528 in 2004.

  •
  Gross margin—Gross margin increased to 34.7% of our revenues in 2005 from 34.0% in 2004.

  •
  Selling, general and administrative expenses—Selling, general and administrative expenses decreased in 2005 to 23.7% of our revenues from 24.1% in 2004.

  •
  Operating earnings—Our operating earnings of $411.5 million in 2005 were the highest in our history. Operating earnings increased 19.2% in 2005, representing 10.8% of our revenues in 2005 compared to 9.8% in 2004. Operating earnings for Specialty Retail Stores increased 21.6% in 2005 and represented 12.2% of Specialty Retail Stores revenues. Operating earnings for Direct Marketing increased 22.6% in 2005 and represented 12.7% of Direct Marketing revenues.

Seasonality

        We conduct our selling activities in two primary selling seasons—Fall and Spring. The Fall Season is comprised of our first and second fiscal quarters and the Spring Season is comprised of our third and fourth fiscal quarters.

        Our first quarter is generally characterized by a higher level of full-price selling with a focus on the initial introduction of Fall Season fashions. Aggressive in-store marketing activities designed to stimulate customer buying, a lower level of markdowns and higher margins are characteristic of this quarter. The second quarter is more focused on promotional activities related to the December holiday season, the early introduction of resort season collections from certain designers and the sale of Fall Season goods on a marked down basis. As a result, margins are typically lower in the second quarter. However, due to the seasonal increase in sales that occurs during the holiday season, the second quarter is typically the quarter in which our revenues are the highest and in which expenses as a percentage of revenues are the lowest. Our working capital requirements are also the greatest in the first and second quarters as a result of higher seasonal requirements.

        Similarly, the third quarter is generally characterized by a higher level of full-price selling with a focus on the initial introduction of Spring Season fashions. Aggressive in-store marketing activities designed to stimulate customer buying, a lower level of markdowns and higher margins are again characteristic of this quarter. Revenues are generally the lowest in the fourth quarter with a focus on promotional activities offering Spring Season goods to the customer on a marked down basis, resulting in lower margins during the quarter. Our working capital requirements are typically lower in the third and fourth quarters than in the other quarters.

        A large percentage of our merchandise assortment, particularly in the apparel, fashion accessories and shoe categories, is ordered months in advance of the introduction of such goods. For example, women's apparel, men's apparel and shoes are typically ordered six to nine months in advance of the products being offered for sale while handbags, jewelry and other categories are typically ordered three to six months in advance. As a result, inherent in the successful execution of our business plans is our ability both to predict the fashion trends that will be of interest to our customers and to anticipate future spending patterns of our customer base.

        We monitor the sales performance of our inventories throughout each season. We seek to order additional goods to supplement our original purchasing decisions when the level of customer demand is higher than originally anticipated. However, in certain merchandise categories, particularly fashion apparel, our ability to purchase additional goods can be limited. This can result in lost sales in the event of higher than anticipated demand of the fashion goods we offer or a higher than anticipated level of consumer spending. Conversely, in the event we buy fashion goods that are not accepted by the customer or the level of consumer spending is less than we anticipated, we typically incur a higher than anticipated level of markdowns, net of vendor allowances, to sell the goods that remain at the end of the season, resulting in lower operating profits. We believe that the experience of our merchandising and selling organizations helps to minimize the inherent risk in predicting fashion trends.

        The following table sets forth certain financial measures on a quarterly basis for 2005:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues as a percentage of annual revenues	23.8%	29.5%	24.4%	22.3%
Gross margin	38.9%	32.5%	38.3%	29.4%
Selling, general and administrative expenses as a percentage of revenues	25.1%	21.9%	23.8%	24.5%
Operating margin	12.1%	10.6%	14.4%	5.6%

        See Note 15 of the Notes to Consolidated Financial Statements for additional information about our quarterly operating results.

OPERATING RESULTS

Performance Summary

        The following table sets forth certain items expressed as percentages of revenues for the periods indicated.

	Years Ended
	July 30, 2005	July 31, 2004	August 2, 2003
Revenues	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs	65.3	66.0	67.5
Selling, general and administrative expenses	23.7	24.1	25.3
Loss on disposition of Chef's Catalog	0.4	—	—
Gain on Credit Card Sale	(0.2)	—	—
Impairment and other charges	—	0.1	—

Operating earnings	10.8	9.8	7.2
Interest expense, net	0.3	0.5	0.5

Earnings before income taxes, minority interest and change in accounting principle	10.5	9.3	6.7
Income taxes	3.8	3.4	2.6

Earnings before minority interest and change in accounting principle	6.7	5.9	4.1
Minority interest in net earnings of subsidiaries	(0.1)	(0.1)	(0.1)

Earnings before change in accounting principle	6.6	5.8	4.0
Change in accounting principle	—	—	(0.5)

Net earnings	6.6%	5.8%	3.5%

        Set forth in the following table is certain summary information with respect to our operations for the most recent three fiscal years.

	Years Ended
	July 30, 2005	July 31, 2004	August 2, 2003
	(dollars in millions)
REVENUES
Specialty Retail Stores	$3,103.0	$2,850.1	$2,507.1
Direct Marketing	592.1	570.6	493.5
Other(1)	126.8	104.1	79.8

Total	$3,821.9	$3,524.8	$3,080.4

OPERATING EARNINGS
Specialty Retail Stores	$377.8	$310.6	$198.2
Direct Marketing	75.2	61.3	45.8
Other(1)	14.0	13.0	9.0

subtotal	467.0	384.9	253.0
Corporate expenses	(46.4)	(35.8)	(30.9)
Loss on disposition of Chef's Catalog	(15.3)	—	—
Gain on Credit Card Sale	6.2	—	—
Impairment and other charges	—	(3.9)	—

Total	$411.5	$345.2	$222.1

OPERATING EARNINGS MARGIN
Specialty Retail Stores	12.2%	10.9%	7.9%
Direct Marketing	12.7%	10.7%	9.3%
Other(1)	11.0%	12.5%	11.3%
Total	10.8%	9.8%	7.2%
COMPARABLE REVENUES(2)
Specialty Retail Stores	8.7%	13.1%	1.8%
Direct Marketing	16.3%	19.2%	17.8%
Total	9.9%	14.4%	4.1%
SALES PER SQUARE FOOT
Specialty Retail Stores	$577	$528	$472
STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	37	37	35
(Closed) opened during the period	(1)	—	2

Open at end of period	36	37	37

Clearance centers:
Open at beginning of period	14	14	12
Opened during the period	2	—	2

Open at end of period	16	14	14

(1)
Other includes the operations of the Brand Development Companies.

(2)
Comparable revenues include 1) revenues derived from our retail stores open for more than 52 weeks, including stores that have been relocated or expanded, 2) revenues from our Direct

  Marketing operation and 3) revenues from our Brand Development Companies. Comparable revenues exclude the revenues of closed stores and the revenues of our previous Chef's Catalog operations (sold in November 2004). The calculation of the change in comparable revenues for 2003 is based on revenues for the 52 weeks ended August 2, 2003 compared to revenues for the 52 weeks ended July 27, 2002.

Fiscal Year 2005 Compared to Fiscal Year 2004

        Revenues.    Revenues for 2005 of $3,821.9 million increased $297.1 million, or 8.4%, from $3,524.8 million in 2004.

        Comparable revenues for 2005 were $3,787.8 million compared to $3,447.6 million in 2004, representing an increase of 9.9%. Comparable revenues increased in 2005 by 8.7% for Specialty Retail Stores and 16.3% for Direct Marketing compared to 2004. Comparable revenues in 2004 increased by 14.4% as compared to 2003. Changes in comparable revenues by quarter are as follows:

	2005				2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Specialty Retail Stores	7.4%	6.5%	9.6%	11.1%	11.3%	22.2%	10.2%	9.6%
Direct Marketing	19.5%	16.8%	15.8%	13.1%	21.7%	14.4%	25.7%	13.2%
Total	9.6%	8.0%	10.4%	11.4%	12.6%	22.0%	12.7%	10.9%

        We believe the increases in our comparable revenues in 2005 were primarily the result of a higher level of consumer spending, in general, with a higher increase coming from the affluent luxury customers we serve. In addition, we believe the increases in our comparable revenues were driven by sales events conducted by our Specialty Retail Stores and by the growth of internet sales for Direct Marketing. In 2005, internet sales by Direct Marketing, excluding Chef's Catalog, were $305.9 million, representing 51.7% of Direct Marketing revenues and an increase of 46.0% from 2004.

        Comparable revenues for the Brand Development Companies increased in 2005, with increases of 8.6% for Kate Spade LLC and 15.6% for Gurwitch Products, LLC.

        Gross margin.    Gross margin was 34.7% of revenues in 2005 compared to 34.0% of revenues in 2004. The increase in gross margin was primarily due to:

  •
  the increase in product margins by approximately 0.6% as a percentage of revenues; and

  •
  a decrease in buying and occupancy costs by approximately 0.1% as a percentage of revenues.

        We generated higher product margins at both our Specialty Retail Stores and our Direct Marketing operations during 2005. We believe the increase in product margins at our Specialty Retail Stores was due primarily to the higher portion of full-price sales generated in 2005 and our continued emphasis on inventory management. Net markdowns for Specialty Retail Stores were consistent, as a percentage of revenues, in 2005 and 2004. We also generated higher product margins in our Direct Marketing operation in 2005 subsequent to our disposition of Chef's Catalog in November 2004. Chef's Catalog generated lower margins than our other Direct Marketing brands. However, we incurred a higher level of net markdowns in 2005 for Direct Marketing as compared to 2004 primarily due to lower than anticipated sales in our catalog operations during the December holiday season. We received vendor allowances to reimburse us for markdowns taken or to support the gross margins we earned in connection with the sales of the vendors' merchandise of $83.5 million, or 2.2% of revenues, in 2005 and $79.3 million, or 2.3% of revenues, in 2004.

        Buying and occupancy costs decreased by approximately 0.1% as a percentage of revenues during 2005 compared to 2004 primarily due to the leveraging of fixed expenses over the higher level of revenues we generated during 2005. Included in buying and occupancy costs in 2005 are unfavorable net adjustments to depreciation and rent aggregating approximately $5.0 million, or 0.1% of revenues, made primarily in the second and third quarters of 2005 in connection with our review of the amortization periods assigned to our leased property and equipment and deferred real estate credits.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were 23.7% of revenues in 2005 compared to 24.1% of revenues in 2004.

        The net decrease in SG&A expenses as a percentage of revenues in 2005 as compared to 2004 was primarily due to:

  •
  a decrease in marketing and advertising costs by approximately 0.3% as a percentage of revenues, primarily due to the elimination of expenditures for Chef's Catalog which were higher as a percentage of revenues than the marketing and advertising costs for our other Direct Marketing brands;

  •
  a decrease in incentive compensation by approximately 0.1% as a percentage of revenues; and

  •
  an increase in the net income generated by our credit card portfolio by approximately 0.1% as a percentage of revenues consistent with the increase in sales made pursuant to our proprietary credit card program.

        In addition, SG&A expense declined as a percentage of revenues in 2005 as compared to 2004 by approximately 0.2% due to a $7.6 million reduction in the income generated by our credit card portfolio in 2004 related to the required amortization of the premium associated with the carrying value of the Retained and Sold Interests during the transition from Off-Balance Sheet Accounting to Financing Accounting in 2004, as more fully described in Note 2 of the Notes to Consolidated Financial Statements. We recorded no corresponding increase in SG&A expenses in 2005.

        These decreases in SG&A expenses as a percentage of revenues were partially offset by:

  •
  costs, consisting primarily of legal and consulting fees, aggregating $6.7 million, or approximately 0.2% as a percentage of revenues, incurred in connection with the Transactions;

  •
  an increase in costs, primarily payroll, by approximately 0.1% as a percentage of revenues incurred by Direct Marketing and the Brand Development Companies in support of new business initiatives and the expansion of Kate Spade operations; and

  •
  an increase in employee benefit expenses, including medical and pension expenses, by approximately 0.1% as a percentage of revenues.

        In addition, SG&A expense increased as a percentage of revenues in 2005 due to a $3.7 million reduction in SG&A expenses recorded in the second quarter of 2004 for the favorable impact of conclusions of certain sales tax and unclaimed property examinations for which the agreed-on settlements were less than the amounts we previously estimated. We recorded no corresponding reduction in SG&A expenses in 2005.

        Loss on disposition of Chef's Catalog.    In November 2004, we sold our Chef's Catalog direct marketing business to a private equity firm. Chef's Catalog is a multi-channel retailer of professional-quality kitchenware with revenues of approximately $73 million in 2004. At October 30, 2004, Chef's Catalog had net tangible assets, primarily inventory, of $12.5 million and net intangible assets of $17.2 million. We received proceeds, net of selling costs, of $14.4 million from the sale. As the carrying value of the Chef's Catalog assets exceeded the net proceeds from the sale, we incurred a pretax loss of $15.3 million in the first quarter of 2005 related to the disposition of Chef's Catalog.

        Gain on Credit Card Sale.    On July 7, 2005, HSBC Bank Nevada, National Association (HSBC) purchased our approximately three million private label Neiman Marcus and Bergdorf Goodman credit card accounts and related assets, as well as the outstanding balances associated with such accounts (Credit Card Sale). The total purchase price was approximately $647 million, consisting of approximately $534 million in net cash proceeds and the assumption of approximately $113 million of outstanding debt under our revolving credit card securitization facility. We recognized a gain of $6.2 million in connection with the sale of our credit card portfolio to HSBC. Our proprietary credit card portfolio generated income, representing primarily the excess of finance charge income, net of credit losses, of approximately $75.4 million in 2005. If the Credit Card Sale had been consummated as of the first day of 2005, we believe, the HSBC Program Income for 2005 would have been at least $42 million. HSBC and the Company are currently in the process of implementing changes to the proprietary credit card program that we expect will be fully implemented during the fourth quarter of 2006. Had such changes been fully implemented on the first day of 2005, we believe the HSBC Program Income for 2005 would have been approximately $56 million. See Note 2 of the Notes to Consolidated Financial Statements for further discussion.

        Segment operating earnings.    Operating earnings for our Specialty Retail Stores segment were $377.8 million for 2005 compared to $310.6 million for 2004. This 21.6% increase was primarily the result of increased revenues and margins and net decreases in both buying and occupancy expenses and SG&A expenses as a percentage of revenues.

        Operating earnings for Direct Marketing increased to $75.2 million in 2005 from $61.3 million for 2004. This 22.6% increase was primarily the result of increased revenues and margins and net decreases in both buying and occupancy expenses and SG&A expenses as a percentage of revenues, partly offset by a higher level of net markdowns.

        Interest expense, net.    Net interest expense was $12.4 million in 2005 and $15.9 million in 2004.

        The net decrease in net interest expense was due to:

  •
  increases in interest income of $4.4 million generated by higher cash balances; and

  •
  increases in capitalized interest charges of $2.3 million associated with store construction and remodeling activities.

        The net decrease in interest expense was offset by a $3.5 million increase in the interest expense attributable to the monthly distributions to the holders of the Sold Interests that we began to charge to interest expense in December 2003 as a result of the discontinuance of Off-Balance Sheet Accounting.

        Income taxes.    Our effective income tax rate was 36.7% for 2005 and 36.7% for 2004. In the fourth quarter of 2005, we recognized tax benefits aggregating $7.6 million related to a favorable settlement associated with previous state tax filings and reductions in previously recorded deferred tax liabilities. Excluding these benefits, our effective tax rate was 38.6% for 2005. In the second quarter of 2004, we also recognized a tax benefit of $7.5 million related to favorable settlements associated with previous state tax filings. Excluding this benefit, our effective tax rate was 39.0% for 2004.

Fiscal Year 2004 Compared to Fiscal Year 2003

        Revenues.    Revenues for 2004 of $3,524.8 million increased $444.4 million, or 14.4%, from $3,080.4 million in 2003.

        Comparable revenues for 2004 were $3,431.2 million compared to $2,998.9 million in 2003, representing an increase of 14.4%. Comparable revenues increased in 2004 by 13.1% for Specialty

Retail Stores and 19.2% for Direct Marketing compared to 2003. Comparable revenues in 2003 increased by 4.1%. Changes in comparable revenues by quarter are as follows:

	2004				2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Specialty Retail Stores	11.3%	22.2%	10.2%	9.6%	6.3%	(0.6)%	(2.1)%	5.0%
Direct Marketing	21.7%	14.4%	25.7%	13.2%	22.3%	14.8%	18.7%	15.7%
Total	12.6%	22.0%	12.7%	10.9%	9.0%	1.6%	0.9%	6.3%

        We believe the increases in our comparable revenues in 2004 were primarily the result of a higher level of consumer spending, in general, with a higher increase coming from the affluent luxury customer that we serve. In addition, we believe the increases in our comparable revenues were driven by sales events conducted by our Specialty Retail Stores and by the growth of internet sales for Direct Marketing. In 2004, internet sales by Direct Marketing were $241.8 million, an increase of over 50% from 2003.

        Comparable revenues for the Brand Development Companies increased in 2004, with increases of 40.3% for Kate Spade LLC and 17.8% for Gurwitch Products, LLC.

        Gross margin.    Gross margin was 34.0% of revenues in 2004 compared to 32.5% of revenues in 2003. The increase in gross margin was primarily due to:

  •
  the increase in product margins by approximately 1.0% as a percentage of revenues; and

  •
  the decrease in buying and occupancy costs by approximately 0.5% as a percentage of revenues.

        The higher product margins realized by us were a function of a lower level of net markdowns required to be taken by the Specialty Retail Stores during 2004, offset, in part, by slightly higher markdowns for Direct Marketing. Net markdowns decreased as a percentage of revenues by 0.7% in 2004 compared to 2003. We believe the lower level of markdowns was due to 1) an improvement in economic conditions that resulted in higher sales and the discontinuance of various promotional sales activities conducted by us in 2003, primarily in the second quarter of 2003 and 2) our continued emphasis on both inventory management and full-price selling. For Specialty Retail Stores, full-price sales increased in 2004 compared to 2003.

        While the dollar value of the vendor reimbursements received decreased as a percentage of revenues by 0.5% in 2004, primarily due to a higher level of full-price selling, this decrease did not have an adverse effect on the margins we realized.

        Buying and occupancy costs decreased by 0.5% as a percentage of revenues during 2004 compared to 2003 primarily due to the leveraging of fixed expenses over the higher level of revenues we generated in 2004, including 1) payroll expenses, which decreased approximately 0.2% as a percentage of revenues and 2) rent and related occupancy expenses, which decreased approximately 0.3% as a percentage of revenues. The decrease in buying and occupancy costs as a percentage of revenues was offset, in part, by a 0.1% increase as a percentage of revenues in depreciation expense due to higher levels of capital spending in recent years.

        Selling, general and administrative expenses.    SG&A expenses were 24.1% of revenues in 2004 compared to 25.3% of revenues in 2003.

        The net decrease in SG&A expenses as a percentage of revenues in 2004 was primarily due to productivity improvements in various expense categories, including:

  •
  payroll, which decreased approximately 0.8% as a percentage of revenues;

  •
  advertising, which decreased approximately 0.3% as a percentage of revenues; and

  •
  employee benefits, which decreased approximately 0.1% as a percentage of revenues, as a result of the higher level of revenues in 2004, as well as the control and containment of variable expenses. In 2004, employee benefit expenses increased by approximately 10% from 2003; however, such expenses were lower as a percentage of revenues in 2004 due to the higher level of revenues.

        In addition, SG&A expenses decreased as a percentage of revenues in 2004 as a result of:

  •
  the reduction in preopening costs, which decreased approximately 0.1% as a percentage of revenues; and

  •
  a $3.7 million tax benefit, which represented approximately 0.1% of revenues, recorded in the second quarter of 2004 as a result of conclusions on certain sales tax and unclaimed property examinations for which the agreed-on settlements were less than the amounts we previously estimated.

        We opened no new stores in 2004. In 2003, we incurred preopening expenses of $8.0 million in connection with the opening of two Neiman Marcus stores in Florida in the first quarter of 2003, the opening of a new clearance center store in the Denver, Colorado area in the second quarter of 2003, the grand opening of the remodeled and expanded Neiman Marcus store in Las Vegas in the second quarter of 2003 and the opening of another new clearance center in Miami, Florida in the fourth quarter of 2003.

        The decreases in SG&A expenses as a percentage of revenues were partially offset by:

  •
  higher costs for incentive compensation, which increased approximately 0.4% as a percentage of revenues in 2004 as a result of the increased operating profits we generated; and

  •
  a decrease in the income from our credit card portfolio of approximately 0.1% as a percentage of revenues.

        The net income generated by our credit card portfolio, as a percentage of revenues, declined 0.1% as a percentage of revenues in 2004 compared to the prior year primarily as a result of 1) a $7.6 million reduction in income, approximately 0.2% as a percentage of revenues, due to the required amortization during the Transition Period of the premium associated with the carrying value of the Retained and Sold Interests, as more fully described in Note 2 of the Notes to Consolidated Financial Statements and 2) a decrease in the yield earned on the credit card portfolio attributable to a decrease in the average days the receivables are outstanding prior to customer payment, which decreased finance charge income by approximately 0.1% as a percentage of revenues. These reductions in the income from the credit card portfolio were offset, in part, by a lower level of bad debts, which decreased approximately 0.1% as a percentage of revenues, and a $2.4 million decrease in the required monthly interest distributions to the holders of the Sold Interests in 2004, which decreased approximately 0.1% as a percentage of revenues. During the period our revolving credit securitization program qualified for Off-Balance Sheet Accounting, the interest distributions were charged to SG&A expenses. With the transition from Off-Balance Sheet Accounting to Financing Accounting that began in December 2003, these distributions were charged to interest expense.

        Impairment and other charges.    In the fourth quarter of 2004, we recorded a $3.9 million pretax impairment charge related to the writedown to fair value of the net carrying value of the Chef's Catalog tradename intangible asset based upon current and anticipated future revenues associated with the brand.

        Segment operating earnings.    Operating earnings for the Specialty Retail Stores segment were $310.6 million for 2004 compared to $198.2 million for the prior year period. This 56.7% increase was primarily the result of increased revenues, reduced markdowns and net decreases in both buying and occupancy expenses and SG&A expenses as percentages of revenues.

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

        As a result of a higher level of cash generated by operations, we incurred no borrowings on our revolving credit facility to fund seasonal working capital requirements in 2004. Seasonal borrowings under our revolving credit facility reached $80 million in the second quarter of 2003 and were repaid prior to the end of the quarter.

        Income taxes.    Our effective income tax rate was 36.7% for 2004 and 38.5% for 2003. In the second quarter of 2004, we recognized a net income tax benefit of $7.5 million related to favorable settlements associated with previous state tax filings. Excluding this benefit, our effective tax rate was 39.0% for 2004 as compared to 38.5% for 2003. This increase in our effective tax rate was primarily due to higher state income taxes.

Inflation and Deflation

        We believe changes in revenues and net earnings that have resulted from inflation or deflation have not been material during the periods presented. In recent years, we have experienced certain inflationary conditions in our cost base due primarily to 1) changes in foreign currency exchange rates that have reduced the purchasing power of the U.S. dollar and 2) increases in SG&A, particularly with regard to employee benefits.

        We purchase a substantial portion of our inventory from foreign suppliers whose costs are affected by the fluctuation of their local currency against the dollar or who price their merchandise in currencies other than the dollar. Accordingly, changes in the value of the dollar relative to foreign currencies may increase our cost of goods sold and if we are unable to pass such cost increases to our customers, our gross margins, and ultimately our earnings, would decrease. Fluctuations in the euro-U.S. dollar exchange rate affect us most significantly; however, we source goods from numerous countries and thus are affected by changes in numerous currencies and, generally, by fluctuations in the U.S. dollar relative to such currencies. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, foreign currency fluctuations could have a material adverse effect on our business, financial condition and results of operations in the future.

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

LIQUIDITY AND CAPITAL RESOURCES

        Our cash requirements consist principally of:

  •
  the funding of our merchandise purchases;

  •
  capital expenditures for new store construction, store renovations and upgrades of our management information systems;

  •
  debt service requirements;

  •
  income tax payments; and

  •
  obligations related to our Pension Plan.

        Our working capital requirements fluctuate during the year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of working capital.

        We have typically financed the increases in working capital needs during the first and second fiscal quarters with cash flows from operations and cash provided from borrowings under our credit facilities. Following the closing of the Transactions, we expect to finance future seasonal increases in working capital needs with cash flows from operations and borrowings under our new senior secured asset-based revolving credit facility.

        Historically, our primary sources of short-term liquidity were comprised of cash on hand and availability under our revolving credit facility. The amount of cash on hand and borrowings under the revolving credit facility were influenced by a number of factors, including revenues, working capital levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, Pension Plan funding obligations and tax payment obligations, among others. Following the closing of the Transactions, we expect that our primary sources of short-term liquidity will be cash on hand and availability under our new senior secured asset-based revolving credit facility. We expect that the amount of cash on hand and borrowings under such new senior secured asset-based revolving credit facility will continue to be influenced by the factors described above and, in addition, the additional debt service obligations to which we will be subject following the Transactions.

        We believe that operating cash flows, currently available vendor financing and amounts available pursuant to our revolving credit facility should be sufficient to fund our operations and debt service requirements, including Pension Plan funding requirements, contractual obligations and commitments and currently anticipated capital expenditure requirements, through the closing date of the Transactions. Following the closing of the Transactions, we expect that operating cash flows, available vendor financing and amounts available pursuant to our new senior secured asset-based revolving credit facility should be sufficient to fund our operations and debt service requirements, including Pension Plan funding requirements, contractual obligations and commitments, anticipated capital expenditure requirements and our additional debt service obligations, through the end of 2006.

        We generated cash from operations, prior to changes in operating assets and liabilities, of $929.7 million in 2005 compared to $367.8 million in 2004. This $561.9 million increase in cash generated from operations was primarily due to the net cash received from the Credit Card Sale of $533.7 million and higher sales and earnings levels realized in 2005. Net cash provided by operating activities was $845.4 million in 2005 and $52.6 million in 2004. In 2004, the cash generated from operations was reduced by the increase in accounts receivable, including our undivided interests in the NMG Credit Card Master Trust, from $265.7 million at August 2, 2003 to $551.7 million at July 31, 2004. This increase in accounts receivable is attributable both to a higher investment in accounts receivable due to higher revenues during 2004 and the discontinuance of Off-Balance Sheet Accounting beginning in December 2003, as more fully described in Note 2 of the Notes to Consolidated Financial Statements.

        Net cash used for investing activities was $228.8 million in 2005 compared to $117.3 million in 2004. The increase in cash used for investing activities in 2005 was primarily due to a higher level of capital expenditures in 2005 and $40.7 million of cash restricted in 2005 for the repayment of the outstanding indebtedness on our Credit Card Facility, partly offset by $14.4 million of proceeds from the sale of Chef's Catalog in November 2004.

        Capital expenditures were $202.5 million in 2005 and $120.5 million in 2004. We incurred capital expenditures in 2005 related to the ongoing construction of new stores in San Antonio and Boca Raton and the remodels of our San Francisco, Houston, Beverly Hills, Newport Beach and Bergdorf Goodman stores. We opened our San Antonio store in September 2005 and expect to open our Boca Raton store in November 2005. We completed the renovation of our store in Newport Beach in the third quarter of 2005 and the Beverly Hills store in the fourth quarter of 2005. We currently project capital expenditures for 2006 to be approximately $160 million to $170 million primarily for new store construction, store renovations and upgrades to information systems, including warehousing and distribution systems and a new human capital management system. In support of our store construction and renovations, we expect to receive construction allowances of $20 million to $30 million in 2006. We are currently continuing the remodeling of our San Francisco and Houston stores as well as the main Bergdorf Goodman store. We expect to complete the expansion and renovation of the San Francisco and Houston stores in the spring of 2006.

        Net cash used for financing activities was $131.5 million in 2005. Net cash provided by financing activities was $226.1 million in 2004. In 2005, we repaid $112.5 million of borrowings under our Credit Card Facility and paid dividends of $27.4 million. In 2004, we recorded $225.0 million of borrowings under the Credit Card Facility as a consequence of the discontinuance of Off-Balance Sheet Accounting and incurred no borrowings on our Credit Agreement. In addition, we repurchased approximately $7.6 million of our stock pursuant to our stock repurchase program and paid dividends of $12.6 million in 2004.

Financing Structure at July 30, 2005

        Our major sources of funds are comprised of vendor financing, a $350 million revolving credit agreement, $125 million senior notes, $125 million senior unsecured debentures and operating leases.

        Effective June 9, 2004, we entered into a five-year unsecured revolving credit agreement (the Credit Agreement) with a group of seventeen banks that provides for borrowings of up to $350 million. At July 30, 2005, we had no borrowings outstanding under the Credit Agreement.

        We have two types of borrowing options under the Credit Agreement, a "committed" borrowing and a "competitive bid" borrowing. The rate of interest payable under a "committed" borrowing is based on one of two pricing options selected by the Company, the level of outstanding borrowings and the rating of our senior unsecured long-term debt by Moody's and Standard & Poor's. The pricing options available to us under a "committed" borrowing are based on either LIBOR plus 0.40% to 1.50% or a "base" rate. The base rate is determined based on the higher of the Prime Rate or the Federal Funds Rate plus 0.50% and a "base" rate margin of up to 0.50%. The rate of interest payable under a "competitive bid" borrowing is based on one of two pricing options that we select. The pricing options are based on either LIBOR plus a competitive bid margin or an absolute rate, both determined in the competitive auction process.

        The Credit Agreement contains covenants that require us, among other things, to maintain certain leverage and fixed charge ratios. The Credit Agreement also places restrictions on the Company related to 1) the incurrence of liens on our assets and indebtedness by our subsidiaries, 2) sales, consolidations and mergers, 3) transactions with affiliates and 4) certain common stock repurchase transactions. In addition, the Credit Agreement provides for 1) acceleration of amounts due, including the nonpayment of amounts due pursuant to the Credit Agreement on a timely basis and the acceleration of other indebtedness greater than $25 million, 2) customary events of default and 3) termination in the event of a change in control of the Company. Changes in the ratings of the senior unsecured long-term debt do not represent an event of default, accelerate repayment of outstanding borrowings or alter any other terms of the Credit Agreement. At July 30, 2005, we were in compliance with the covenants and terms of the Credit Agreement.

        In May 1998, we issued $250 million of unsecured senior notes and debentures to the public. This debt is comprised of $125 million of 6.65% senior notes, due 2008 and $125 million of 7.125% senior debentures, due 2028. Interest on the securities is payable semiannually. Based upon quoted prices, the fair value of our senior notes and debentures was $273.9 million as of July 30, 2005 and $268.3 million as of July 31, 2004.

        Our unsecured senior notes and debentures contain covenants related primarily to 1) limitations on liens on our assets, 2) timely payment of principal and interest and 3) matters related to corporate organization. In addition, the unsecured senior notes and debentures provide for customary events of default and acceleration of amounts due, including the nonpayment of amounts due and the acceleration of other indebtedness greater than $15 million.

        In the second quarter of 2005, our Board of Directors increased our quarterly cash dividend from $0.13 per share to $0.15 per share. In 2005, we declared dividends aggregating $28.4 million, of which dividends payable of $7.3 million were included in accrued liabilities in the accompanying consolidated balance sheet as of July 30, 2005 and were paid in August 2005.

        In prior years, our Board of Directors authorized various stock repurchase programs and increases in the number of shares subject to repurchase. In 2005, we repurchased 58,504 shares at an average price of $52.74. In 2004, we repurchased 175,600 shares at an average purchase price of $40.01 during the first quarter and 10,450 shares at an average price of $50.48 during the fourth quarter. As of July 30, 2005, approximately 1.2 million shares remain available for repurchase under our stock repurchase programs.

Financing Structure Related to the Transactions

        On May 1, 2005, our Board of Directors approved a definitive agreement to sell the Company to an investment group led by the Sponsors, through a merger of the Company with an entity owned by the Sponsors. Under the terms of this agreement, Merger Sub will merge with the Company and each share of our common stock (other than shares held in treasury or owned by Merger Sub, its parent company or any direct or indirect subsidiary of Merger Sub or its parent company and other than shares held by stockholders who properly demand appraisal rights) will be converted into the right to receive $100.00 in cash, without interest. The merger will be structured as a reverse subsidiary merger, under which Merger Sub will be merged with and into The Neiman Marcus Group, Inc. at closing, and The Neiman Marcus Group, Inc. will be the surviving corporation.

        The merger is expected to be completed in October 2005, subject to the satisfaction or waiver of all the closing conditions set forth in the merger agreement. These conditions include the receipt of stockholder approval, the absence of governmental orders and the receipt of certain regulatory approvals. Since the signing of the merger agreement, the Federal Trade Commission has granted early termination of the applicable waiting period for the merger and stockholder approval of the merger has been obtained.

        We and the Sponsors estimate that the total amount of funds necessary to complete the merger and the related transactions is anticipated to be approximately $5.4 billion, which includes approximately $5.1 billion to be paid out to our stockholders and holders of other equity-based interests in the Company with the remainder to be applied to pay related fees and expenses in connection with the merger, the financing arrangements and the related transactions (including refinancing our 6.65% senior notes due 2008). These payments are expected to be funded by a combination of equity contributions and debt financing as well as our available cash (including cash available as a result of the completion of the Credit Card Sale).

        Parent has obtained equity and debt financing commitments for the transactions contemplated by the merger agreement, which are generally subject to customary conditions. After giving effect to contemplated draws by us under the new debt commitments, and taking into account the $125 million aggregate principal amount of our 7.125% senior debentures due 2028 that we and Parent intend to keep outstanding after completion of the merger and the planned redemption of our 6.65% senior notes due 2008 after the closing of the merger, Parent currently expects total existing and new debt outstanding at closing of the merger transaction will be approximately $3.3 billion.

        In connection with the execution and delivery of the merger agreement, Merger Sub has obtained commitments to provide up to $3.9 billion in debt financing (not all of which is expected to be drawn at closing) consisting of (1) a senior secured asset-based revolving facility providing a maximum availability of $600 million (Asset-Based Revolving Facility) and (2) term and bridge loan facilities and senior secured notes with an aggregate principal amount of up to $3.3 billion to finance, in part, the payment of the merger consideration, the repayment or refinancing of certain of our debt outstanding on the closing date of the merger and to pay fees and expenses in connection therewith and, in the case of the Asset-Based Revolving Facility, for general corporate purposes after the closing date of the merger.

        The facilities and notes contemplated by the debt financing commitments are conditioned on the merger being consummated prior to the merger agreement termination date, as well as other customary conditions including:

  •
  the absence of a material adverse change at the Company;

  •
  the creation of security interests;

  •
  the execution of satisfactory definitive documentation;

  •
  receipt of an amount equal to at least 25% of the pro forma total consolidated capitalization of Parent (on the closing date of the merger) in equity or junior capital from equity investors, including affiliates of the Sponsors;

  •
  completion of a borrowing base audit and delivery of appraisals in respect of the Asset-Based Revolving Facility;

  •
  receipt of all required consents and approvals;

  •
  the absence of any amendments or waivers to the merger agreement to the extent adverse to the lenders in any material respect which have not been approved by the agent;

  •
  the reasonable satisfaction of the agent for the Asset-Based Revolving Facility with our cash management systems, blocked account agreements and lockbox agreements in connection with such facility;

  •
  the absence of any default, event of default or breach of representation;

  •
  certain maximum ratios of adjusted total debt (measured on the closing date and defined to exclude certain drawings under the Asset-Based Revolving Facility on the closing date for working capital purposes but including an amount equal to 8 times annual rental expense and our 7.125% senior debentures, due 2028) to pro forma EBITDAR (measured over the most recent four-fiscal quarter period ending at least 45 days prior to the closing date and defined as EBITDA for such period plus consolidated rental expense for such period and to include certain other adjustments), senior secured debt to pro forma EBITDAR and senior debt to pro forma

    EBITDAR (Parent has the right to reallocate amounts between the facilities in order to achieve compliance with these leverage ratio conditions) and, if the ratio of adjusted total debt to pro forma EBITDAR on the closing date would exceed a specified ratio, borrowings under the facilities and in respect of the notes will be available so long as maximum adjusted total debt shall not exceed $3.752 billion (or $3.768 billion in certain circumstances); and

  •
  Parent having available to it under the Asset-Based Revolving Facility at least $300 million (less amounts drawn to fund the working capital needs at the closing of the merger) of unused borrowing capacity at closing, which requires a borrowing base at closing of at least that amount, determined based on specified percentages of the value of eligible inventory.

        Parent has agreed to use its reasonable best efforts to arrange the debt financing on the terms and conditions described in the commitments and the merger agreement. In the event that any portion of the debt financing becomes unavailable on the terms and conditions contemplated in the commitment papers, Parent must use its reasonable best efforts to arrange to obtain alternative financing from alternative sources in an amount sufficient to consummate the merger and other transactions contemplated by the merger agreement on terms not materially less beneficial to Merger Sub (as determined in the reasonable judgment of Parent) as promptly as practicable following the occurrence of such event but no later than the last day of the marketing period.

        Although the debt financing described in this annual report is not subject to due diligence or "market out," such financing may not be considered assured. As of the date of this annual report, no alternative financing arrangements or alternative financing plans have been made in the event the debt financing described herein is not available as anticipated.

        Asset-Based Revolving Facility.    The commitment to provide the Asset-Based Revolving Facility was issued by a group of banks of which Credit Suisse and Deutsche Bank Securities, Inc. will act as joint lead arrangers. Borrowings under the Asset-Based Revolving Facility are limited by a borrowing base, which is calculated periodically based on specified percentages of the value of eligible inventory, subject to adjustments for reserves and other matters. The Asset-Based Revolving Facility will be guaranteed by Parent and our U.S. subsidiaries (subject to certain exceptions) and will be secured by a perfected first priority lien on substantially all personal property of Parent, the Company and the U.S. subsidiaries consisting of inventory, cash, deposit accounts and proceeds of the foregoing and a second priority lien on capital stock, real estate, accounts receivable (other than credit cards receivables) and other assets. The borrower may borrow under the Asset-Based Revolving Facility on the closing date (i) up to $150.0 million for purposes of financing the merger and related transactions (including payment of the aggregate merger consideration, the repayment or refinancing of some of our currently outstanding debt and all related fees and expenses), but only to the extent that the aggregate principal amount of the term loan facilities and senior secured notes shall have been reduced on a dollar-for-dollar basis by the amount of such borrowing, (ii) to fund certain upfront fees and/or original issue discount in respect of the debt financing, (iii) to fund an amount equal to the excess, if any, of the working capital of the borrower as of the closing date over the working capital of the borrower as of July 30, 2005 (in each case, with working capital to exclude current assets and current liabilities relating to any credit card receivables) and (iv) in respect of certain letters of credit.

        Term Loan Facility and the Senior Secured Notes.    The commitment to provide the term loan facility was issued by a group of banks of which Credit Suisse and Deutsche Bank Securities, Inc. will act as joint lead arrangers. The commitment to purchase the senior secured notes was issued by Credit Suisse, Deutsche Bank Securities, Inc. Banc of America Securities LLC and Goldman, Sachs & Co. Borrowings under the term loan facility will be made on the closing date, and the senior secured notes will be issued on the closing date. The term loan facility and the senior secured notes will be guaranteed by Parent and our U.S. subsidiaries (subject to certain exceptions) and will be secured by a second priority lien on substantially all personal property of Parent, the Company and our U.S. subsidiaries consisting of inventory, cash, deposit accounts and proceeds of the foregoing, and a perfected first priority lien on capital stock, real estate, accounts receivable (other than credit card receivables) and other assets.

        Bridge Facilities.    The commitment to provide the bridge facilities was issued by a group of banks of which Credit Suisse and Deutsche Bank Securities, Inc. will act as joint lead arrangers. Borrowings under the bridge facilities will be used by Parent in a single draw on the closing date in the event that Parent does not complete other contemplated permanent financings at or prior to such time. The bridge facilities will be guaranteed (on a senior subordinated basis, in the case of the senior subordinated bridge facility) by Parent and our U.S. subsidiaries.

        Existing Senior Notes and Debentures.    In May 1998, we issued $250 million of unsecured senior notes and debentures to the public. This debt is comprised of $125 million of 6.65% senior notes, due 2008 and $125 million of 7.125% senior debentures, due 2028. Parent's financing arrangements contemplate that upon the closing of the merger transactions, the surviving corporation will call for redemption all of our 6.65% senior notes, due 2008. The entire principal amount of the existing 7.125% senior debentures, due 2028 will remain outstanding after completion of the merger and will be equally and ratably secured by certain assets constituting the collateral securing obligations under the new Senior Secured Notes and Term Loan Facilities described above to the extent required pursuant to the terms of the indenture governing the existing senior debentures.

Contractual Obligations and Commitments

        Our estimated significant contractual cash obligations and other commercial commitments at July 30, 2005 are summarized in the following table and do not reflect anticipated contractual obligations arising in connection with the Transactions:

	Payments Due By Period
	Total	2006	2007-2008		2009-2010	2011 and Beyond
	(in thousands)
Contractual obligations
Senior notes	$125,000	$—	$125,000	(1)	$—	$—
Senior debentures	125,000	—	—		—	125,000
Interest requirements	220,200	17,800	34,100		18,400	149,900
Operating lease obligations	774,400	44,100	88,500		86,700	555,100
Minimum pension funding obligation(2)	—	—	—		—	—
Other long-term liabilities(3)	48,500	3,800	7,800		8,900	28,000
Construction commitments	76,000	48,000	28,000		—	—
Inventory purchase commitments(4)	1,058,600	1,058,600	—		—	—

	$2,427,700	$1,172,300	$283,400		$114,000	$858,000

(1)
On the closing date, we expect to call the 2008 Notes for redemption and deposit the estimated redemption price of the 2008 Notes into a segregated account, thereby satisfying and discharging the 2008 Notes. This payment will include an anticipated redemption premium of approximately $8 million.

(2)
Minimum pension funding requirements are not included above as such amounts are not currently quantifiable for all periods presented. In 2006, we will not be required to make any contributions to our pension plan. During 2005, we made a $20.0 million voluntary contribution to our Pension Plan.

(3)
Other long-term liabilities of $121.0 million reflected on our balance sheet at July 30, 2005 include our obligations related to our supplemental retirement and postretirement health care benefit plans. The expected benefit payments for these obligations (through 2015), as currently estimated by our actuaries, are reflected in the table above. The timing of the expected payments for our remaining long-term liabilities, primarily for other employee benefit plans and arrangements, are not currently estimable.

(4)
In the normal course of our business, we issue purchase orders to vendors/suppliers for merchandise. Our purchase orders are not unconditional commitments, but rather represent executory contracts requiring performance by the vendors/suppliers, including the delivery of the merchandise prior to a specified cancellation date and the compliance with product specifications, quality standards and other requirements. In the event of the vendor's failure to meet the agreed upon terms and conditions, we may cancel the order.

	Amount of Commitment By Expiration Period
	Total	2006	2007-2008	2009-2010		2011 and Beyond
	(in thousands)
Other commercial commitments
Credit Agreement	$350,000	$—	$—	$350,000	(1)	$—
Other lending facilities	10,000	10,000	—	—		—
Letters of credit	15,900	15,900	—	—		—
Surety bonds	4,100	4,100	—	—		—

	$380,000	$30,000	$—	$350,000		$—

(1)
The Credit Agreement will terminate on the closing date.

        In addition to the items presented above, our other principal commercial commitments are comprised of common area maintenance costs, tax and insurance obligations and contingent rent payments.

        At August 1, 2005 (the most recent measurement date), our actuarially calculated projected benefit obligation for our Pension Plan was $361.4 million and the fair value of the assets was $288.3 million. Our policy is to fund the Pension Plan at or above the minimum amount required by law. In 2005, we made a voluntary contribution of $20.0 million in the third quarter for the plan year ended July 31, 2004. In 2004, we made voluntary contributions of $30.0 million in the second quarter and $15.0 million in the fourth quarter for the plan year ended July 31, 2003. Based upon currently available information, we will not be required to make contributions to the Pension Plan for the plan year ended July 31, 2005.

        Investments in Brand Development Companies.    Our Brand Development Companies consist of our 56% interest in Kate Spade LLC, which designs and retails high-end designer handbags and accessories, and our 51% interest in Gurwitch Products, LLC, which designs and markets the Laura Mercier cosmetics line. Our investments in and relationships with our Brand Development Companies are governed by operating agreements that provide for an orderly transition process in the event any investor wishes to sell its interest, or purchase another investor's interest. Among other things, these operating agreements contain currently exercisable put option provisions entitling each minority investor to put their interest to us, and currently exercisable call option provisions entitling us to purchase each minority investor's interest, at a purchase price mutually agreed to by the parties. The purchase price will be determined, in the case of the Gurwitch interests, by one or more nationally recognized investment banking firms and, in the case of the Kate Spade interests, by the parties or, in the event the parties are unable to agree on a mutually acceptable price, by a mutually acceptable nationally recognized investment banking firm, subject to certain conditions. We may elect, in certain circumstances, to defer the consummation of a put option for a period of six months by cooperating with the other investors in seeking either a sale of the Brand Development Company to a third party or a public offering of the Brand Development Company's securities. If a sale to a third party or public offering of the Brand Development Company's securities is not consummated within six months after the exercise of the put option (which period may be automatically extended for an additional two months if a registration statement for the Brand Development Company is filed with the Securities and Exchange Commission), we are obligated to consummate the put option. Under the terms of the Kate Spade operating agreement, such consummation shall occur within thirty days after the determination of the valuation with respect to the exercise of the put option.

        Recently, we have been in extensive discussions with the minority investors of Kate Spade LLC regarding certain strategic alternatives, including the possible sale of such company. However, while such discussions are ongoing, no assurance can be given that they will ultimately lead to any transaction.

OTHER MATTERS

Factors That May Affect Future Results

        Matters discussed in MD&A include forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "plan," "predict," "expect," "estimate," "intend," "would," "could," "should," "anticipate," "believe," "project" or "continue." We make these forward-looking statements based on our expectations and beliefs concerning future events, as well as currently available data. These forward-looking statements involve a number of risks and uncertainties and, therefore, are not guarantees of future performance. A variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in our forward-looking statements. Factors that could affect future performance include, but are not limited, to:

Political and General Economic Conditions

  •
  current political and general economic conditions or changes in such conditions including relationships between the United States and the countries from which we source our merchandise;

  •
  terrorist activities in the United States and elsewhere;

  •
  political, social, economic, or other events resulting in the short- or long-term disruption in business at our stores, distribution centers or offices;

Customer Demographic Issues

  •
  changes in the demographic or retail environment;

  •
  changes in consumer confidence resulting in a reduction of discretionary spending on goods;

  •
  changes in consumer preferences or fashion trends;

  •
  changes in our relationships with key customers;

  •
  changes in our proprietary credit card arrangement that adversely impact the ability to provide credit to our customers;

Merchandise Procurement and Supply Chain Considerations

  •
  changes in our relationships with designers, vendors and other sources of merchandise, including adverse changes in their financial viability;

  •
  delays in receipt of merchandise ordered due to work stoppages or other causes of delay in connection with either the manufacture or shipment of such merchandise;

  •
  changes in foreign currency exchange or inflation rates;

  •
  significant increases in paper, printing and postage costs;

Industry and Competitive Factors

  •
  competitive responses to our loyalty programs, marketing, merchandising and promotional efforts or inventory liquidations by vendors or other retailers;

  •
  seasonality of the retail business;

  •
  adverse weather conditions or natural disasters, particularly during peak selling seasons;

  •
  delays in anticipated store openings and renovations;

  •
  our success in enforcing our intellectual property rights;

Employee Considerations

  •
  changes in key management personnel and our ability to retain key management personnel;

  •
  changes in our relationships with certain of our key sales associates and our ability to retain our key sales associates;

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

The Transactions

        In addition to the above factors, the consummation of the Transactions will result in the Company becoming highly leveraged. As a result, we will be subject to additional risk factors subsequent to the consummation of the Transactions including:

  •
  the effects of incurring a substantial amount of indebtedness under our new senior secured credit facilities and the notes;

  •
  the effects upon us of complying with the covenants contained in our new senior secured credit facilities and the indentures governing the notes; and

  •
  restrictions the terms and conditions of the indebtedness under our new senior secured credit facilities may place on our ability to respond to changes in our business or to take certain actions.

        The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. Except to the extent required by law, we undertake no obligation to update or revise (publicly or otherwise) any forward-looking statements to reflect subsequent events, new information or future circumstances.

Critical Accounting Policies

        Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in Item 15. As disclosed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the Consolidated Financial Statements.

        While we believe that our past estimates and assumptions have been materially accurate, the amounts we have currently estimated are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. We make adjustments to our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying Consolidated Financial Statements.

        We believe the following critical accounting policies encompass the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

        Revenues.    Revenues include sales of merchandise and services, net commissions earned from leased departments in our retail stores and delivery and processing revenues related to merchandise sold. Revenues from our retail operations are recognized at the later of the point of sale or the delivery of goods to the customer. Revenues from our Direct Marketing operation are recognized when the merchandise is delivered to the customer. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our retail and direct marketing customers. Our reserves for anticipated sales returns aggregated $35.7 million at July 30, 2005 and $31.5 million at July 31, 2004.

        Merchandise Inventories and Cost of Goods Sold.    We utilize the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost or market. The retail inventory method is widely used in the retail industry due to its practicality.

        Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheets is decreased by charges to cost of goods sold at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted when merchandise is marked down.

        The areas requiring significant management judgment related to the valuation of our inventories include 1) setting the original retail value for the merchandise held for sale, 2) recognizing merchandise for which the customer's perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and 3) estimating the shrinkage that has occurred between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include 1) determination of original retail values for merchandise held for sale, 2) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and 3) overly optimistic or conservative estimation of shrinkage. We believe our merchandise valuation and pricing controls minimize the risk that our inventory values would be materially misstated.

        Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins earned in connection with the sales of the vendor's merchandise. We recognize these allowances as an increase to gross margin when the allowances are earned and approved by the vendor. Other allowances we receive represent reductions to the amounts paid to acquire the merchandise. We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in an increase to gross margin at the time the goods are sold. The amount of vendor reimbursements we received did not have a significant impact on the year-over-year change in gross margin during 2005, 2004 or 2003. We received vendor reimbursements of $83.5 million in 2005, $79.3 million in 2004 and $83.4 million in 2003.

        Accounts Receivable.    Accounts receivable primarily consist of 1) third-party credit card receivables, 2) the net trade receivables of the Brand Development Companies and 3) prior to July 7, 2005, the receivables related to our proprietary credit card program. Historically, we extended credit to certain of our customers pursuant to our proprietary retail credit card program. Following the Credit Card Sale,

HSBC will extend credit to customers under our proprietary credit card arrangements under the Neiman Marcus and Bergdorf Goodman brand names.

        Prior to the Credit Card Sale.    Prior to the Credit Card Sale, our proprietary credit card arrangements generated finance charge income, which was recognized as income when earned and was recorded as a reduction of selling, general and administrative expenses. In addition, we maintained reserves for potential credit losses by evaluating the collectibility of our accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance. Net finance charge income recognized in 2005 prior to the Credit Card Sale was $69.4 million.

        We securitized our proprietary credit card program in September 2000 pursuant to a revolving Credit Card Facility whereby we transferred substantially all of our credit card receivables to a qualifying trust. At the inception of the Credit Card Facility, the trust issued certificates representing undivided interests in the credit card receivables in the face amount of $225.0 million to third-party investors (Sold Interests). We held certificates (Retained Interests) representing the excess of the credit card receivables over the Sold Interests. Prior to December 2003, the monthly transfers to the trust related to the Sold Interests qualified to be accounted for as sales (Off-Balance Sheet Accounting). As a result, we removed the $225.0 million of credit card receivables sold from our balance sheet at the inception of the credit card securitization facility and our $225.0 million repayment obligation to the holders of the certificates representing the Sold Interests was not required to be shown as a liability on our consolidated balance sheet. During the period of Off-Balance Sheet Accounting, we recognized, as a reduction to selling, general and administrative expenses, the income we earned pursuant to the Credit Card Facility consisting primarily of gains on the monthly transfers of new receivables to the trust related to the Sold Interests, income on our Retained Interests and service fee income.

        Beginning in December 2003, our subsequent transfers to the Trust ceased to qualify for Off-Balance Sheet Accounting. Rather, credit card receivables transferred to the Trust after November 2003 remained on our balance sheet and were recorded as secured borrowings. From December 2003 until the date of the Credit Card Sale, our entire credit card portfolio were included in accounts receivable and the outstanding borrowings under the credit card securitization facility were shown as a liability in our consolidated balance sheet.

        Beginning in April 2005, cash collections were used by the Trust to repay the $225.0 million principal balance of the Class A Certificates in monthly installments of $37.5 million.

        Subsequent to the Credit Card Sale.    On July 7, 2005, HSBC purchased our approximately three million private label Neiman Marcus and Bergdorf Goodman credit card accounts and related assets, as well as the outstanding balances associated with such accounts. The total purchase price was approximately $647 million, consisting of approximately $534 million in net cash proceeds and the assumption of approximately $113 million of outstanding debt under our revolving credit card securitization facility. We recognized a gain of $6.2 million in connection with the sale of our credit card portfolio to HSBC.

        As a part of the Credit Card Sale, we entered into a long-term marketing and servicing alliance with HSBC. Under the terms of this alliance, HSBC offers credit cards and non-card payment plans bearing our brands and we receive from HSBC ongoing payments related to credit sales and compensation for marketing and servicing activities. In addition, we continue to handle key customer service functions, initially including new account processing, most transaction authorization, billing adjustments, collection services and customer inquiries. We record the HSBC Program Income as a reduction of selling, general and administrative expenses. Such amounts aggregated $2.2 million in 2005.

        Long-lived Assets.    Property and equipment are stated at historical cost less accumulated depreciation. For financial reporting purposes, we compute depreciation principally using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over five to 30 years while fixtures and equipment are depreciated over three to 15 years. Leasehold improvements are amortized over the shorter of the asset life or the lease term. Costs incurred for the development of internal computer software are capitalized and amortized using the straight-line method over three to ten years.

        To the extent that we remodel or otherwise replace or dispose of property and equipment prior to the end of the assigned depreciable lives, we could realize a loss or gain on the disposition. To the extent assets continue to be used beyond their assigned depreciable lives, no depreciation expense is incurred. We reassess the depreciable lives of our long-lived assets in an effort to reduce the risk of significant losses or gains at disposition and the utilization of assets with no depreciation charges. The reassessment of depreciable lives involves utilizing historical remodel and disposition activity and forward-looking capital expenditure plans. In 2005, we made adjustments to rent and depreciation aggregating approximately $5.0 million, or 0.1% of revenues, made in the second and third quarters of 2005 in connection with our review of the amortization periods assigned to our leased property and equipment and deferred real estate credits. Our reassessments of depreciable lives had no material impact on our operating results in 2004 or 2003.

        We assess the recoverability of the carrying values of our store assets annually and upon the occurrence of certain events (e.g., opening a new store near an existing store or announcing plans for a store closing). The recoverability assessment requires judgment and estimates for future store generated cash flows. The underlying estimates of cash flows include estimates of future revenues, gross margin rates and store expenses and are based upon the stores' past and expected future performance. New stores may require two to five years to develop a customer base necessary to generate the cash flows of our more mature stores. To the extent our estimates for revenue growth and gross margin improvement are not realized, future annual assessments could result in impairment charges. No store impairment charges were recorded in either 2005, 2004 or 2003.

        We assess the recoverability of goodwill and intangible assets annually and upon the occurrence of certain events. The recoverability assessment requires us to make judgments and estimates regarding the fair values. The fair values are determined using estimated future cash flows, including growth assumptions for future revenues, gross margin rates and other estimates. To the extent that our estimates are not realized, future assessments could result in impairment charges. In the fourth quarter of 2004, we recorded a $3.9 million pretax impairment charge related to the writedown to fair value of the net carrying value of the Chef's Catalog tradename.

        Advertising and Catalog Costs.    We incur costs to advertise and promote the merchandise assortment offered by both Specialty Retail Stores and Direct Marketing. Advertising costs incurred by our Specialty Retail Stores consist primarily of print media costs related to promotional materials mailed to our customers. These costs are expensed at the time of mailing to the customer. Advertising costs incurred by Direct Marketing relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites. We amortize the costs of print catalogs during the periods we expect to generate revenues from such catalogs, generally three to six months. We expense the costs incurred to produce the photographic content on our websites at the time the images are first loaded onto the website. We expense website design costs as incurred.

        Loyalty Programs.    We maintain customer loyalty programs in which customers accumulate points for qualifying purchases. Upon reaching certain levels, customers may redeem their points for gifts. Generally, points earned in a given year must be redeemed no later than ninety days subsequent to the end of the annual program period.

        The estimates of the costs associated with the loyalty programs require us to make assumptions related to customer purchasing levels, redemption rates and costs of awards to be chosen by our customers. Our customers redeem a substantial portion of the points earned in connection with our loyalty programs for gift cards. At the time the qualifying sales giving rise to the loyalty program points are made, we defer the portion of the revenues on the qualifying sales transactions equal to the estimate of the retail value of the gift cards to be issued upon conversion of the points to gift cards. We record the deferral of revenues related to gift card awards under our loyalty programs as a reduction of revenues. In addition, we charge the cost of all other awards under our loyalty programs to cost of goods sold. We deferred revenues related to anticipated gift card awards of $23.8 million in 2005, $20.8 million in 2004 and $17.8 million in 2003 and charged costs of goods sold for the anticipated costs of all other awards of $4.9 million in 2005, $6.1 million in 2004 and $4.9 million in 2003.

        Pension Plan.    We sponsor a noncontributory defined benefit pension plan covering substantially all full-time employees. In calculating our pension obligations and related pension expense, we make various assumptions and estimates after consulting with outside actuaries and advisors. The annual determination of pension expense involves calculating the estimated total benefits ultimately payable to plan participants and allocating this cost to the periods in which services are expected to be rendered. We use the projected unit credit method in recognizing pension liabilities. The Pension Plan is valued annually as of the beginning of each fiscal year.

        Significant assumptions related to the calculation of our pension obligation include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan and the average rate of compensation increase by plan participants. We review these actuarial assumptions annually based upon currently available information.

        The assumed discount rate utilized is based on a broad sample of Moody's high quality corporate bond yields as of the measurement date. The projected benefit payments are matched with the yields on these bonds to determine an appropriate discount rate for the plan. The discount rate is utilized principally in calculating the actuarial present value of our pension obligation and net pension expense. At July 30, 2005, the discount rate was 5.5%. To the extent the discount rate increases or decreases, our pension obligation is decreased or increased, accordingly. The estimated effect of a 0.25% decrease in the discount rate would increase the pension obligation by $15.0 million and increase annual pension expense by $1.7 million.

        The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation. In 2005, the target allocation of our Pension Plan assets was equity securities (approximately 80%) and fixed income securities (approximately 20%). We periodically evaluate the allocation between investment categories of the assets held by the Pension Plan. The expected average long-term rate of return on assets is based principally on the counsel of our outside actuaries and advisors. We utilize this rate primarily in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year's annual pension expense is not affected. Rather, this gain reduces future pension expense over a period of approximately 12 to 18 years. To the extent the actual rate of return on assets is less than the assumed rate, that year's annual pension expense is likewise not affected. Rather, this loss increases pension expense over approximately 12 to 18 years. During 2005, we utilized 8.0% as the expected long-term rate of return on plan assets.

        The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees. We utilized a rate of 4.5% for the periods beginning August 1, 2005. This rate is utilized principally in calculating the pension obligation and annual pension expense. A 0.25% increase in the assumed rate of compensation increase is estimated to increase the pension obligation by $2.3 million and increase annual pension expense by $0.5 million.

        We had cumulative unrecognized expense for the Pension Plan of $121.9 million at August 1, 2005 primarily related to the delayed recognition of differences between our actuarial assumptions and actual results.

        Self-insurance and Other Employee Benefit Reserves.    We use estimates in the determination of the required accruals for general liability, workers' compensation and health insurance as well as short-term disability, supplemental executive retirement benefits and postretirement health care benefits. We base these estimates upon an examination of historical trends, industry claims experience and, in certain cases, calculations performed by third-party experts. Projected claims information may change in the future and may require us to revise these accruals. Self-insurance reserves including general liability, workers' compensation and health insurance aggregated $43.2 million at July 30, 2005 and $39.1 million at July 31, 2004. Other employee benefit reserves including short-term disability, supplemental executive retirement benefits and postretirement health care benefits aggregated $94.4 million at July 30, 2005 and $84.1 million at July 31, 2004.

        Income Taxes.    We are routinely under audit by federal, state or local authorities in the areas of income taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures. Based on our annual evaluations of tax positions, we believe we have appropriately accrued for probable exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of recorded reserves, our effective tax rate in a given financial statement period could be materially impacted. In the fourth quarter of 2005, we recognized tax benefits of $7.6 million related to a favorable settlement associated with previous state tax filings and reductions in previously recorded deferred tax liabilities. Excluding these benefits, our effective tax rate was 38.6% for 2005. In the second quarter of 2004, we also recognized a tax benefit of $7.5 million related to favorable settlements associated with previous state tax filings. Excluding this benefit, our effective tax rate was 39.0% for 2004.

        Litigation.    We are periodically involved in various legal actions arising in the normal course of business. We are required to assess the probability of any adverse judgments as well as the potential range of any losses. We determine the required accruals after a careful review of the facts of each significant legal action. Our accruals may change in the future due to new developments in these matters.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment." This standard is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first interim period or annual reporting period beginning after June 15, 2005. We will adopt SFAS No. 123R in the first quarter of 2006. The adoption of SFAS No. 123R will reduce reported net income and earnings per share because we will be required to recognize compensation expense for our stock options. We are in the process of evaluating the impact of the adoption of SFAS No. 123R.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivative financial instruments for trading purposes. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. We are exposed to interest rate risk through our borrowing activities, which are described in Note 5 of the Notes to Consolidated Financial Statements in Item 15.

        As of July 30, 2005, we had no borrowings outstanding under our revolving Credit Agreement. Future borrowings under our revolving Credit Agreement, to the extent of outstanding borrowings, would be affected by interest rate changes.

        Our outstanding long-term debt as of July 30, 2005 is at fixed interest rates and would not be affected by interest rate changes. Based upon quoted prices, the fair value of our senior notes and debentures was $273.9 million as of July 30, 2005 and $268.3 million as of July 31, 2004.

        We use derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources. We enter into foreign currency contracts denominated in the euro and British pound. We had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $44.9 million as of July 30, 2005 and approximately $21.8 million as of July 31, 2004. The market risk inherent in these instruments was not material to our consolidated financial position, results of operations or cash flows in 2005.

        The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of Pension Plan assets, resulting in increased or decreased cash funding by the Company. We seek to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

        Based on a review of our financial instruments outstanding at July 30, 2005 that are sensitive to market risks, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements of the Company and supplementary data are included as pages F-1 through F-38 at the end of this Annual Report on Form 10-K:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

a.     Disclosure Controls and Procedures.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of July 30, 2005, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer

concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

b.     Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of July 30, 2005. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our consolidated financial statements and has issued an attestation report on management's assessment of our internal control over financial reporting, as stated in their report included herein.

c.     Changes in Internal Control over Financial Reporting

        In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended July 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below are the names, ages at September 2, 2005, principal occupations for the last five years, and other directorships of each of our directors.

Directors of the Registrant

John R. Cook Age 64 Director Since 1998	Senior Vice President and Chief Financial Officer of Harcourt General, Inc. and of The Neiman Marcus Group, Inc. from September 1992 to July 2001.
Gary L. Countryman Age 66 Director Since 2002
Since 1963, Mr. Countryman has held various positions with Liberty Mutual Insurance Company, including President and Chief Operating Officer and Chairman of the Board and Chief Executive Officer; current Chairman Emeritus of Liberty Mutual Group; director of Bank of America; Trustee of NSTAR, an investor-owned electric and gas utility company; director of BlackRock Funds.
Matina S. Horner Age 66 Director Since 1993
Former Executive Vice President of the Teachers Insurance and Annuity Association—College Retirement Equities Fund (TIAA-CREF) and President Emerita of Radcliffe College since 1989; Trustee of NSTAR, an investor-owned electric and gas utility company; director of BlackRock Funds.
Brian J. Knez Age 47 Director Since 1998
Managing Partner of Castanea Partners, Inc., a private equity investment firm, since 2001; Vice Chairman since May 2001; Co-Chief Executive Officer from May 1999 to May 2001; President and Co-Chief Executive Officer of Harcourt General, Inc. from November 1999 to July 2001; President and Co-Chief Operating Officer of Harcourt General, Inc. from January 1997 until November 1999; Co-Chief Executive Officer of Harcourt General, Inc. from May 1999 until July 2001; President (until November 1998) and Chief Executive Officer of Harcourt General, Inc. prior thereto. Mr. Knez is the son-in-law of Richard A. Smith and the brother-in-law of Robert A. Smith.
Vincent M. O'Reilly Age 68 Director Since 1997
Distinguished Senior Lecturer, Carroll School of Management, Boston College since October 1997; Executive Vice Chairman of Coopers & Lybrand prior thereto; director of Eaton Vance Corp. and Teradyne, Inc. Mr. O'Reilly was also a member of the Executive Committee of the SEC Practice Section of the AICPA, a member of the Financial Accounting Standards Board Advisory Council, and a founding member of the Accounting Education Change Commission.
Walter J. Salmon Age 74 Director Since 1987
Stanley Roth Sr. Professor of Retailing (Emeritus since 1997), Graduate School of Business Administration, Harvard University; director of Stage Stores, Inc., Party City Corporation, and PetsMart, Inc.
Carl Sewell Age 62 Director Since 2002
Chairman of Sewell Automotive Companies, a large company of automobile dealerships based in Dallas, Texas, where he began in 1967; Vice Chairman of the Board of Trustees of Southern Methodist University and member of the Executive Board of the Southern Methodist University Edwin L. Cox School of Business.

Richard A. Smith Age 80 Director Since 1986
Chairman of the Board from 1999 to the present; Chairman and Chief Executive Officer from 1987 through 1991 and 1996 through 1999; Chairman and Chief Executive Officer of General Cinema Corporation from 1961 to 1991; Chairman of the Board of Harcourt General, Inc. (formerly General Cinema Corporation) from 1991 to 2001; and Chairman and Chief Executive Officer of GC Companies, Inc. from 1993 to 2001. In October 2000, GC Companies, Inc. filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the Bankruptcy Code. Mr. Smith is the father of Robert A. Smith and the father-in-law of Brian J. Knez.
Robert A. Smith Age 46 Director Since 1997
Managing Partner of Castanea Partners, Inc., a private equity investment firm, since 2001; Vice Chairman since May 2001; Co-Chief Executive Officer from May 1999 to May 2001; President and Chief Operating Officer from January 1997 until December 1998, and Group Vice President prior to January 1997. President and Co-Chief Executive Officer of Harcourt General, Inc. from November 1999 to July 2001; President and Co-Chief Operating Officer of Harcourt General, Inc. from January 1997 until November 1999; Co-Chief Executive Officer of Harcourt General, Inc. from May 1999 to July 2001. President and Chief Operating Officer of GC Companies, Inc. until October 2000. In October 2000, GC Companies, Inc. filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the Bankruptcy Code. Mr. Smith is the son of Richard A. Smith and the brother-in-law of Brian J. Knez.
Paula Stern Age 60 Director Since 2001
Chairwoman of The Stern Group, Inc., an international advisory firm in the areas of business and government strategy since 1988; former member of the President's Advisory Committee for Trade Policy and Negotiations (ACTPN) from 1993 to 2003; Commissioner of the U.S. International Trade Commission from 1978 to 1987 and Chairwoman from 1984 to 1986; director of Avon Products, Inc., Avaya, Inc. and Hasbro, Inc.
Burton M. Tansky Age 67 Director Since 2001
President and Chief Executive Officer since May 2001; President and Chief Operating Officer from December 1998 until May 2001; Executive Vice President from February 1998 until December 1998 and Chairman and Chief Executive Officer of Neiman Marcus Stores from May 1994 until February 1998; Chairman and Chief Executive Officer of Bergdorf Goodman, our subsidiary, from 1990 until 1994; director of International Flavors & Fragrances Inc.

Executive Officers of the Registrant

        Set forth below are the names, ages at September 2, 2005 and principal occupations for the last five years of each our executive officers. All such persons have been elected to serve until the next annual election of officers or until their earlier resignation or removal.

Name	Age	Position
Burton M. Tansky	67	President and Chief Executive Officer
James E. Skinner	52	Senior Vice President and Chief Financial Officer
Nelson A. Bangs	52	Senior Vice President and General Counsel
Marita O'Dea	56	Senior Vice President, Human Resources
Karen W. Katz	47	President and Chief Executive Officer of Neiman Marcus Stores
Brendan L. Hoffman	37	President and Chief Executive Officer of Neiman Marcus Direct
James J. Gold	41	President and Chief Executive Officer of Bergdorf Goodman
Steven P. Dennis	45	Senior Vice President, Strategy, Business Development and Multi-Channel Marketing

        The following biographies describe the business experience of our executive officers and key employees:

        Burton M. Tansky has been President and Chief Executive Officer since May 2001. Mr. Tansky served as President and Chief Operating Officer from December 1998 until May 2001; he served as Executive Vice President from February 1998 until December 1998 and served as Chairman and Chief Executive Officer of Neiman Marcus Stores from May 1994 until February 1998. He also served as Chairman and Chief Executive Officer of Bergdorf Goodman, our subsidiary, from 1990 until 1994.

        James E. Skinner has been Senior Vice President and Chief Financial Officer since June 2001. Prior to joining us, from August 2000 through December 2000, Mr. Skinner served as Senior Vice President and Chief Financial Officer of Caprock Communications Corp.; and from 1994 until 2000, served as Executive Vice President, Chief Financial Officer and Treasurer for CompUSA Inc.

        Nelson A. Bangs has been Senior Vice President and General Counsel since April 2001. Prior to joining us, from January 1999 to April 2001, Mr. Bangs engaged in a private consulting and law practice; from April 1998 until January 1999, he served as Senior Vice President and General Counsel of Pillowtex Corporation; and served as Senior Vice President, General Counsel and Secretary of Dr Pepper/Seven Up, Inc. (and predecessors) prior thereto.

        Marita O'Dea has been Senior Vice President, Human Resources since September 2002. Ms. O'Dea served as Vice President, Human Resources from June 2001 until September 2002. Also, Ms. O'Dea has served as Senior Vice President of Human Resources of Neiman Marcus Stores since 1995.

        Karen W. Katz has been President and Chief Executive Officer of Neiman Marcus Stores since December 2002. Ms. Katz served as President and Chief Executive Officer of Neiman Marcus Direct from May 2000 to December 2002; served as Executive Vice President of Neiman Marcus Stores from February 1998 until May 2000.

        Brendan L. Hoffman has been President and Chief Executive Officer of Neiman Marcus Direct since December 2002. Mr. Hoffman served as Vice President of the Neiman Marcus Last Call Clearance Division from August 2000 to December 2002 and as a Divisional Merchandise Manager of Bergdorf Goodman from October 1998 to August 2000.

        James J. Gold has been President and Chief Executive Officer of Bergdorf Goodman since May 2004. Mr. Gold served as Senior Vice President, General Merchandise Manager of Neiman Marcus Stores from December 2002 to May 2004, served as Division Merchandise Manager from June 2000 to December 2002, served as Vice President of the Neiman Marcus Last Call Clearance Division from March 1997 to June 2000.

        Steven P. Dennis has been Senior Vice President of Strategy, Business Development and Multi-Channel Marketing since September, 2004. Prior to joining us, Mr. Dennis served as Vice President, Corporate Strategy of Sears, Roebuck and Co. from 2001 until 2003. In 2002, he assumed the additional responsibility for Lands' End post-acquisition initiatives. From September 1999 to February 2001, he served as Sears' Vice President, Multichannel Integration.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers and persons who own more than 10 percent of any class of our common stock to file with the SEC an initial report of ownership on a Form 3 and reports of changes in ownership on a Form 4 or a Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Certain forms of indirect ownership and ownership of our stock by certain family members are covered under these reporting requirements. As a matter of practice, the executive officers and directors are assisted by us in preparing initial ownership reports and reporting ownership changes.

        Based solely on a review of the copies of such forms furnished to us, and on written representations from certain reporting persons, we believe that in fiscal year 2005, our directors, executive officers and greater than 10 percent beneficial owners met all Section 16(a) filing requirements.

Code of Ethics

        The Board has adopted The Neiman Marcus Group, Inc. Code of Ethics and Conduct which is applicable to all our directors, officers and employees, as well as a separate Code of Ethics for Financial Professionals that applies to all financial employees including the Chief Executive Officer, the Chief Financial Officer and the Principal Accounting Officer. Both the Code of Ethics and Conduct and the Code of Ethics for Financial Professionals may be accessed through our website at www.neimanmarcusgroup.com under the "Investor Information" section.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth the annual compensation for the Chief Executive Officer and the four other most highly compensated executive officers (the "Named Executive Officers") serving at the end of fiscal year 2005.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards(1)
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(2)	Other Annual Compen- sation ($)		Restricted Stock Awards ($)(6)	Securities Underlying Options (#)	All Other Compen- sation ($)(7)
Burton M. Tansky President and Chief Executive Officer	2005 2004 2003	1,300,000 1,250,000 1,200,000	1,690,000 1,574,219 1,070,160	12,000	(3)	2,699,940 1,132,830 601,326	-0- 76,000 70,000	103,921 76,665 63,957
Karen W. Katz President and Chief Executive Officer Neiman Marcus Stores	2005 2004 2003	715,000 650,000 650,000	694,086 633,750 325,537	25,000	(4)	1,403,956 633,187 403,921	-0- 35,000 45,000	43,290 29,249 23,171
James E. Skinner Senior Vice President and Chief Financial Officer	2005 2004 2003	510,000 485,000 460,000	408,000 378,300 246,836			789,756 404,112 229,597	-0- 25,000 24,000	32,088 23,061 19,504
Brendan L. Hoffman President and Chief Executive Officer Neiman Marcus Direct	2005 2004 2003	440,000 400,000 350,000	279,030 306,650 112,840			105,297 187,423 147,605	31,042 36,900 22,400	22,219 6,452 6,142
James J. Gold President and Chief Executive Officer Bergdorf Goodman	2005 2004 2003	400,000 400,000 235,000	320,000 174,425 116,024	140,000	(5)	789,756 312,121 77,425	-0- 21,500 4,500	186,135 416 198

(1)
All restricted stock awards, nonqualified stock options, and other equity-based awards were granted to each of the Named Executive Officers under The Neiman Marcus Group, Inc. 1997 Incentive Plan (the "1997 Plan").

(2)
Bonus payments are reported with respect to the year in which the related services were performed.

(3)
The amount shown for Mr. Tansky is for a car allowance.

(4)
The amount shown for Ms. Katz is for a clothing allowance.

(5)
The amount for Mr. Gold consists of a cost of living adjustment due to his relocation from Texas to New York.

(6)
Restricted shares are shares of Class A Common Stock that are subject to restrictions until vesting and that are subject to forfeiture if the employee is no longer employed by us. The amounts reported represent the dollar value of restricted stock awarded to each individual based on the closing market price of the Class A Common Stock on the date of the award. In fiscal year 2005, certain key employees, including the Named Executive Officers, were awarded choice awards in the form of a dollar amount to be allocated among matching restricted stock units ("MRSUs"), stock options, and restricted stock units. Each choice award recipient was allowed to allocate the choice award amount entirely to one alternative, or to a combination of two or three alternatives. If MRSUs were chosen, the choice award recipient is required to purchase a number of shares of Class A Common Stock (the "Matched Common Stock") at 100% of the fair market value on the date of grant and hold such shares for a period of three years from the date of the award (the "Vesting Date"). On the Vesting Date, if the recipient is still employed by us or one of our subsidiaries, and the Matched Common Stock had not been otherwise disposed of, he or she will receive one share of Class A Common Stock equal to the number of shares of Matched Common Stock. The MRSUs do not carry voting rights. If cash dividends are paid on the Common Stock, outstanding MRSUs will be increased by a fractional unit ("Dividend Equivalents") having a numerator equal to the amount per share of the cash dividend and a denominator equal to the closing price of a share of Class A Common Stock on the New York Stock Exchange on the date a cash dividend is paid. If restricted stock units were chosen, the choice award recipient will receive a contractual right to receive one share of Class A Common Stock equal to the number of restricted stock units subject to the same retention period as the MRSUs. Restricted stock units carry no voting rights and accrue Dividend Equivalents in the same manner as MRSUs. All awards of MRSUs and restricted stock units were made pursuant to the 1997 Plan. On October 29, 2004, the Named Executive Officers chose the following amounts pursuant to their choice award dollar value: Burton M. Tanksy, 29,590 shares of MRSUs and 14,795 shares of restricted stock units; Karen W. Katz, 23,080 shares of MRSUs; James E. Skinner, 8,655 shares of MRSUs and 4,328 shares of restricted stock units; Brendan L. Hoffman, 865 shares of MRSUs and 866 shares of restricted stock units; and James J. Gold, 8,655 shares of MRSUs and 4,328 shares of restricted stock units.

  As of the end of fiscal year 2005, the aggregate number of shares of restricted stock held by the Named Executive Officers, and the dollar value of such shares, less consideration paid for shares of purchased restricted stock and purchased restricted stock units, based on the closing market price of our Class A Common Stock on July 29, 2005 of $98.50, was: Mr. Tansky—113,535 ($10,172,820); Ms. Katz—76,980 ($6,736,752); Mr. Skinner—42,031 ($3,639,315); Mr. Hoffman—11,921 ($1,091,663); and Mr. Gold—24,283 ($2,242,213).

(7)
The amounts reported include the cost to us of (a) matching contributions under our Key Employee Deferred Compensation Plan ("Matching Contributions"), (b) group life insurance premiums, and (c) financial counseling. For fiscal year 2005, such amounts for each of the Named Executive Officers were, respectively, as follows: Mr. Tansky—$63,639, $10,932, and $29,350; Ms. Katz—$40,582, $1,688, and $1,020; Mr. Skinner—$26,762, $2,326, and $3,000. The amount for Mr. Hoffman includes $21,322 for Matching Contributions and $897 for group life insurance premiums. The amount for Mr. Gold includes $1,050 for group life insurance premiums, $3,000 for financial counseling, and $182,085 for relocation expenses.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants(1)
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)(3)
	Number of Securities Underlying Options Granted (#)
		Percent of Total Options Granted to Employees in Fiscal Year(2)
			Exercise or Base Price ($/Share)
Name				Expiration Date
					5%	10%
Burton M. Tansky	0	—	—	—	0	0
Karen M. Katz	0	—	—	—	0	0
James E. Skinner	0	—	—	—	0	0
Brendan L. Hoffman	31,042	5.4	60.83	10/29/2010	642,197	1,456,927
James J. Gold	0	—	—	—	0	0

(1)
Options granted during the 2005 fiscal year are nonqualified stock options to purchase shares of our Class A Common Stock, become fully exercisable three years from the date of grant, and expire six years from the date of grant. All nonqualified stock options were granted pursuant to the 1997 Plan, include tax withholding rights, and were granted at the fair market value based on the closing price of our Class A Common Stock on the date of grant.

(2)
Based on a total of 569,161 shares subject to options granted to employees under the 1997 Plan during fiscal year 2005.

(3)
In accordance with SEC rules, the dollar amounts under these columns are not intended to forecast possible future appreciation, if any, of the Company's stock price.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at July 30, 2005 (#)		Value of Unexercised In-the-Money Options at July 30, 2005 ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Burton M. Tansky	0	0	313,600	175,600	22,311,825	10,931,525
Karen M. Katz	11,000	458,554	47,500	99,000	3,066,469	6,285,475
James E. Skinner	0	0	20,000	61,000	1,384,600	3,863,170
Brendan L. Hoffman	0	0	7,300	93,242	501,112	4,916,545
James J. Gold	2,300	64,250	0	28,600	0	1,591,680

(1)
The value of unexercised in-the-money options is calculated by multiplying the number of underlying shares by the difference between the closing price of the Company's Class A common stock on the NYSE at fiscal 2005 year-end ($98.50) less the option exercise price for those shares. These values have not been realized.

PENSION PLAN TABLE

        We maintain a funded, qualified pension plan known as The Neiman Marcus Group, Inc. Retirement Plan (the "Retirement Plan"). Most non-union employees over age 21 who have completed one year of service with 1,000 or more hours participate in the Retirement Plan, which pays benefits upon retirement or termination of employment. The Retirement Plan is a "career-average" plan, under which a participant earns each year a retirement annuity equal to 1 percent of his or her compensation for the year up to the Social Security wage base and 1.5 percent of his or her compensation for the year in excess of such wage base. Benefits under the Retirement Plan become fully vested after five years of service with us.

        We also maintain a Supplemental Executive Retirement Plan (the "SERP"). The SERP is an unfunded, nonqualified plan under which benefits are paid from our general assets to supplement Retirement Plan benefits and Social Security. Executive, administrative and professional employees (other than those employed as salespersons) with an annual base salary at least equal to a minimum established by the Company ($160,000 as of July 30, 2005) are eligible to participate. At normal retirement age (age 65), a participant with 25 or more years of service is entitled to payments under the SERP sufficient to bring his or her combined annual benefit from the Retirement Plan and SERP, computed as a straight life annuity, up to 50 percent of the participant's highest consecutive 60 month average of annual pensionable earnings, less 60 percent of his or her estimated annual primary Social Security benefit. If the participant has fewer than 25 years of service, the combined benefit is proportionately reduced. Benefits under the SERP become fully vested after five years of service with us.

        The following table, which includes benefits under the Retirement Plan and the SERP, shows the estimated annual pension benefits payable to employees in various compensation and years of service categories. The estimated benefits apply to an employee retiring at age 65 in 2005 who elects to receive his or her benefit in the form of a straight line annuity. The amounts actually payable will be lower than the amounts shown below, since such amounts will be reduced by 60 percent of the participant's estimated primary Social Security benefit.

Estimated Annual Retirement Benefits
Under Retirement Plan and SERP

	Total Years of Service
Final Average Pensionable Earnings
	5	10	15	20	25
$400,000	$40,000	$80,000	$120,000	$160,000	$200,000
600,000	60,000	120,000	180,000	240,000	300,000
800,000	80,000	160,000	240,000	320,000	400,000
1,000,000	100,000	200,000	300,000	400,000	500,000
1,200,000	120,000	240,000	360,000	480,000	600,000
1,500,000	150,000	300,000	450,000	600,000	750,000

        The following table shows the pensionable earnings and credited years of service for the Named Executive Officers as of July 30, 2005, and years of service creditable at age 65.

		Years of Service(2)
	Pensionable Earnings For Year Ended July 30, 2005(1)
Name		at July 30, 2005		at Age 65
Burton M. Tansky	$1,300,000	—	(3)	23	(3)
Karen M. Katz	715,000	20		37
James E. Skinner	510,000	4		17
Brendan L. Hoffman	440,000	7		35
James J. Gold	400,000	14		38

(1)
In computing the combined benefit under the Retirement Plan and SERP, "pensionable earnings" means, with respect to the Retirement Plan, base salary and any bonus and, with respect to the SERP, base salary only. The amounts shown above include base salary only.

(2)
The credited years of service set forth in the table reflect years of credited service under the Retirement Plan, which is a "career average plan" with no limitation on years of credited service. However, credited service under the SERP may not exceed 25 years.

(3)
For purposes of determining Mr. Tansky's retirement benefits under the SERP, Mr. Tansky will be credited with two times his years of service with the Company provided (i) he does not compete with the Company for a period of three years following his retirement, (ii) the Company terminates his employment other than for cause, or (iii) he resigns under certain circumstances following a change of control of the Company; otherwise, Mr. Tansky's accrued service under the SERP will be calculated at 5/3 times his years of service if he retires after age 65 and in the normal manner in all other cases. Mr. Tansky is 67 years old.

Director Compensation

        Compensation for independent directors is a mix of cash and equity-based compensation. Independent directors do not receive consulting, advisory or other compensatory fees from us. As an employee director, Mr. Tansky receives no compensation for his service as a Board member. Richard A. Smith receives no compensation for his service as a Board member, committee chairman, or for his service as Chairman of the Board. Robert A. Smith and Brian J. Knez each receive $200,000 annually for their services as Co-Vice Chairmen of the Board, plus reimbursement for travel and incidental expenses.

        In fiscal year 2005, each independent director was paid an annual retainer fee of $60,000. The chairman of the Audit Committee receives an additional $20,000 per year, and other committee chairs each receive an additional $15,000 per year. Board members do not receive per-meeting fees. The Board believes that attendance at all meetings is expected and a substantial amount of each Board member's work is done in committee meetings and outside of formal meetings. Each independent director is also entitled to receive stock-based units in an amount equal to the value of the annual cash retainer. The number of stock-based units is calculated quarterly by dividing $15,000 (the amount of the quarterly cash retainer) by the trailing five-day average of the high and low price of the Class A Common Stock at the end of each fiscal quarter. Dividend equivalents in the form of additional units representing Class A Common Stock are credited to each independent directors' account on each dividend payment date equal to (i) the per-share cash dividend divided by the average of the high and low price of our Class A Common Stock on the dividend payment date, multiplied by (ii) the number of units reflected in the independent director's account on the day before the dividend payment date. The value of each of the independent director's stock-based units will be payable only in cash when the independent director ceases to serve as a member of our Board of Directors. The stock-based units will be valued for payment by multiplying the applicable number of units by the average of the high and low price of our Class A Common Stock during the last ten trading days before the date on which the value of the units is to be paid. These stock-based units do not carry voting or dispositive rights. Richard A. Smith, Robert A. Smith, Brian J. Knez, and Burton M. Tansky do not receive stock-based units.

        Pursuant to the Deferred Compensation Plan for Non-Employee Directors, independent directors are offered the right to elect to receive all or a part of the cash portion of their fees on a deferred basis. If the deferred basis is elected, it may be in the form of cash with interest calculated at a rate equal to the average of the top rates paid by major New York banks on three-month negotiable certificates of deposit as quoted in the Wall Street Journal on the last business day of the fiscal quarter, or in the form of stock-based units, calculated on the basis of the trailing five-day average of the average of the high and low price of the Class A Common stock at the end of each fiscal quarter. Plan participants must irrevocably elect to receive the deferred funds either in a lump sum or in equal installments (not to exceed 10). Each cash installment (other than the first) shall accrue interest from the date of the first installment to the date on which such installment is paid, compounded quarterly. Dr. Horner and Mr. Countryman participated in the deferred compensation plan with respect to fees for fiscal year 2005, and they and other directors have participated in prior years.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

        We have entered into Confidentiality, Non-Competition and Termination Benefits Agreements with each of the Named Executive Officers. These agreements entitle the employee to receive severance payments in the event his or her employment with us is terminated other than for cause or due to total disability or death. Mr. Tansky will have the right to receive an amount equal to two times his annual base salary at the time of termination, payable in 24 monthly installments. Ms. Katz and Messrs. Skinner, Hoffman, and Gold will have the right to receive an amount equal to one and one-half times their annual base salary at the time of termination, payable in 18 monthly installments.

        On April 1, 2005, we entered into Change of Control Termination Protection Agreements (the "Agreements") with 11 senior executives, including the Named Executive Officers. Under the terms of the Agreements, each of the Named Executive Officers will be entitled to a cash severance payment equal to two times (three times for Mr. Tansky) his or her annual base salary and target bonus (or actual bonus for the year of termination under certain circumstances) as well as the continuation of certain benefits upon both (a) a change in control and (b) the termination of such Named Executive Officer's employment without cause within two years following a change in control (or prior to a change in control if done in anticipation of such change in control at the request of, or upon the initiative of, the buyer in such transaction (an "Anticipatory Termination")), or by the Named Executive Officer for good reason within two years following a change in control. In addition, in the event the foregoing conditions are met, the Agreements provide for (i) a pro-rata annual bonus (at target levels) for the year of termination, (ii) outplacement benefits, (iii) accelerated vesting of benefits and enhanced years of service (two or three years) for purposes of eligibility and benefit accrual under our retirement plans, including our Supplemental Executive Retirement Plan, (iv) accelerated vesting of any outstanding equity awards held by the Named Executive Officer that are not otherwise accelerated pursuant to the terms under which such awards were granted, (v) continuing coverage under our group health and life insurance plans for two years (three years for Mr. Tansky) and certain retiree medical coverage benefits and (vi) in the event of an Anticipatory Termination, an amount equal to the base salary from the date of termination through the date of the change in control transaction and any bonus for the most recently completed fiscal year if not previously paid due to the Anticipatory Termination). The Agreements further provide for the Named Executive Officer to be made whole for any parachute excise taxes that may be payable by such Named Executive Officer, except for under certain circumstances in which the Agreements specify that the benefits payable to the Named Executive Officer will be reduced to eliminate such excise taxes. As an additional condition to a Named Executive Officer's receipt of the payments pursuant to the Agreements, such executive must execute a general release in our favor and agree to be bound by certain restrictive covenants.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Walter J. Salmon, Matina S. Horner, Paula Stern, and John R. Cook served as members of our Compensation Committee during fiscal year 2005. All are qualified as independent directors and none of them were considered employees during fiscal year 2005. John R. Cook served as our Senior Vice President and Chief Financial Officer from September 1992 to July 2001. During fiscal year 2005, no executive officer served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Compensation Committee or Board.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        The Compensation Committee (the "Committee") administers our executive compensation program. The role of the Committee is to oversee our compensation plans and policies, annually review and approve all compensation decisions regarding our executive officers, and administer the incentive compensation plans, including reviewing and approving stock option grants to our CEO and other executive officers. The Committee's charter reflects these various responsibilities, and the Committee and the Board periodically review and revise the charter. The Committee's membership is determined by the Board, upon recommendation of the Nominating and Corporate Governance Committee, and is composed entirely of independent directors, as defined under standards established by the SEC and the corporate governance and other listing standards of the NYSE in effect from time to time. The Committee meets at scheduled times during the year and also takes action by written consent. During fiscal year 2005, the Committee engaged the services of an outside consulting firm to assist them in administering the compensation program. Walter J. Salmon chaired the Committee and Matina S. Horner, Paula Stern, and John R. Cook served as members during fiscal year 2005.

Compensation Philosophy and Objectives

        We are committed to creating long-term shareholder value. The Committee believes that the compensation program for executives should be designed to attract and retain executives who possess the high-quality skills and talent necessary to operate our business at a high level of efficiency and effectiveness. The compensation philosophy seeks to provide a strong link between an executive's total earnings opportunity and our short-term and long-term performance based on the achievement of predetermined financial targets and operational goals. The core principles underlying the framework for the program are:

  •
  Competitive Compensation Opportunities.    The value will be based on survey information from recognized compensation consulting firms and will be targeted at levels that will attract, motivate, and retain a highly skilled work force and enable the Company to compete for the best talent.

  •
  Performance-Based Pay.    A significant part of each executive's compensation is directly linked to accomplishing specific results that will create shareholder value in the short and long term.

  •
  Equity-Based Compensation.    The Committee believes that an equity stake effectively aligns employee and shareholder interests and provides proper motivation for enhancing shareholder value.

Executive Compensation Components and Practices

        Our executive compensation program consists of three key components: (1) base salary; (2) short-term incentives (annual bonus); and (3) long-term incentives (stock options, restricted stock and restricted stock units, purchased restricted stock and purchased restricted stock units, and matching restricted stock units). The policies and practices for determining executive compensation and specifically that of the Chief Executive Officer, Burton M. Tansky, are described below:

  (1)
  Base Salary.    Base salary for each of the executive officer positions is determined with reference both to (i) salary survey information from recognized compensation consulting firms, and (ii) other factors such as job responsibilities and scope, level of expertise and experience required, strategic impact of the position, overall business performance, and individual contributions. The salary survey information is used to establish benchmark amounts for both base salary and total cash compensation for each executive position. Comparisons are made to a broad range of domestic, publicly held retailing companies, including "upscale" specialty retailing companies. Because we compete for executive talent with a broad range of companies, the Committee does not limit its comparison information for compensation purposes to the companies comprising the peer group in the stock performance graph included in this Annual Report on Form 10-K.

    While the Committee uses the benchmarks described above as a reference point, a particular individual's base salary may vary from the benchmark depending on his or her salary history, experience, individual performance, guidelines established with respect to salary increases for the entire Company, and the subjective judgment of the Committee.

  (2)
  Annual Incentives.    All executives are eligible to be considered for annual incentives. The annual bonus for executive officers is based on our key financial and operational results as measured against targets for revenue, earnings (as measured by operational net income, earnings before interest and taxes, or other metrics) and certain qualitative measures of performance. Targets for these measures are established in advance and reviewed and approved by the Committee. The Committee also sets minimum thresholds that must be met before any awards can be paid. If that minimum level is not achieved, no annual bonuses are paid. The final award amount depends on the actual level of performance achieved in comparison to the targets; however, the Committee has the discretion to make adjustments to ensure that award payments reflect our operating results and are not inflated or deflated artificially.

    Key Employee Bonus Plan.    The Neiman Marcus Group, Inc. Key Employee Bonus Plan (the "Key Employee Bonus Plan") provides incentive compensation opportunities for our key employees. Under the Key Employee Bonus Plan, participants designated by the Committee have the opportunity to receive incentive compensation awards based on the attainment of specific performance goals established by the Committee as of the beginning of each performance period. Participants may elect to receive all or a percentage of their annual incentive bonus in shares of Class A Common Stock ("Elected Common Stock") pursuant to the 1997 Plan. Shares of Elected Common Stock are issued at the fair market value of the Company's Class A Common Stock on the date of the election. The stock election also entitles an executive to receive additional shares of the Company's Class A Common Stock in the future ("Deferred Common Stock") if the executive remains in the employment of the Company for a three-year period and does not otherwise dispose of the Elected Common Stock. The number of shares of Deferred Common Stock will be equal to 25 percent of the number of shares of Elected Common Stock and will not be issued until the three-year period has been completed. The Elected Common Stock is not subject to forfeiture and is fully transferable upon issuance. If the executive disposes of the Elected Common Stock, the Deferred Common Stock will be forfeited.

  (3)
  Long-Term Incentives.    In fiscal year 2005, the Committee adopted a new philosophy regarding the award of long-term incentives to certain key employees, including the Named Executive Officers, in order to encourage building more real stock ownership and increase the relative risk and reward ratio. The new long-term incentive is based on a dollar value versus a number of shares or units awarded. The dollar value award provides each participant with the flexibility to mix and match the various forms of awards based on individual risk tolerance and financial situation as well as offering a more favorable tax treatment. The long-term incentive dollar value was determined by using a modified Black Sholes valuation and price of the Class A Common Stock.

    Using the dollar value of the long-term incentive award, each choice award recipient is allowed to allocate the dollar value of the award among matching restricted stock units ("MRSU"), stock options, and restricted stock units ("RSU"). The allocation can be made entirely to one alternative, or to a combination of two or three alternatives. If MRSUs are chosen, the choice award recipient is required to purchase a number of shares of Class A Common Stock (the "Matched Common Stock") at 100% of the fair market value on the date of the award and hold such shares for a period of three years from the date of the award (the "Vesting Date"). On the Vesting Date, if the recipient is still employed by us and has not otherwise disposed of the Matched Common Stock, he or she will receive one share of Class A Common Stock equal to the number of shares of Matched Common Stock. MRSUs and RSUs do not carry voting rights. Upon the declaration by the Board of any cash dividends on the common stock, outstanding MRSUs will be increased by a fractional unit ("Dividend Equivalents") having a numerator equal to the amount per share of the cash dividend and a denominator equal to the closing price of a share of Class A Common Stock on the New York Stock Exchange on the date a cash dividend is paid.

    If RSUs were chosen as a percentage of the dollar value of the award, the choice award recipient will receive a contractual right to receive one share of Class A Common Stock equal to the number of RSUs subject to the same retention period as the MRSUs. RSUs carry no voting rights and accrue Dividend Equivalents in the same manner as MRSUs.

    If a percentage of the dollar value of the award was allocated to nonqualified stock options, a number of stock options are granted at the exercise price equal to the price of the Class A Common Stock on the date of the award, become exercisable in three years, and expire on the sixth anniversary of the award. All nonqualified stock options, Matched Common Stock, RSUs, MRSUs, and Dividend Equivalents were granted under the 1997 Plan.

Stock Ownership Guidelines

        Because the Committee believes in linking the interests of management and shareholders, it has approved stock ownership guidelines for our executive officers. The holding guidelines specify a number of shares that the executive officers must accumulate and hold within a five-year period. The specific share requirements are based on a multiple of annual target total cash compensation ranging from 3X to 5X, with the higher multiples applicable to the Company's executive officers having the highest levels of responsibility.

Compensation of the Chief Executive Officer

        The Committee's basis for compensation of the Chief Executive Officer, Burton M. Tansky, is based on the compensation philosophy discussed above. Mr. Tansky participates in the same executive compensation plans available to the other executive officers. For fiscal year 2005, the Committee set the base salary of Mr. Tansky at $1,300,000 and the dollar value of his choice award at $3,000,000. He elected to receive 50% of the choice award dollar value in RSUs and 50% in MRSUs. In order to receive the MRSUs, he purchased 29,590 shares of Class A Common Stock at the purchase price of $60.83 which was 100% of the fair market value of the Class A Common Stock on the date of the award. The purchase price of the 29,590 shares was approximately 50% of the total choice award dollar value.

        Mr. Tansky also received an incentive payment of $1,690,000 under the Key Employee Bonus Plan. The incentive payment was based on our achievement of the maximum level of pretax performance goals established by the Committee for fiscal year 2005, but was paid in the current fiscal year.

        The compensation level established for Mr. Tansky was in response to the Committee's and the Board's assessment of our performance and accomplishments, as well as Mr. Tansky's position and the nature of his responsibilities and contributions. The Committee considered Mr. Tansky's performance in terms of our success in meeting its performance targets, from both an operational and a financial standpoint, and in executing its strategic plan. The Committee also considered our performance relative to our peers and competitors in the industry in evaluating Mr. Tansky's compensation.

Compliance with the Internal Revenue Code

        Section 162(m) of the Internal Revenue Code (the "Tax Code") provides that compensation in excess of $1 million paid to certain executives officers is not deductible unless it is "performance-based." In order to qualify as performance-based under Section 162(m), compensation payments must be made pursuant to a plan that is administered by a committee of independent directors and must be based on achieving objective performance goals. In addition, the material terms of the plan must be disclosed to and approved by shareholders, and the Committee must certify that the performance goals were achieved before payments can be awarded.

        The Committee continues to carefully consider the impact of this rule and has taken steps that are designed to comply with its provisions and to maximize the corporate tax deduction for performance-based compensation. During 1997, the Committee, the Board of Directors and our shareholders approved the 1997 Plan. The 1997 Plan allows the Committee to award stock incentives and cash bonuses based on objective criteria. It is expected that stock options awarded under the 1997 Plan will generally be characterized as "performance-based" compensation and therefore will be fully deductible by the Company. In 2003, the Committee, the Board of Directors, and our shareholders approved the Key Employee Bonus Plan. The Key Employee Bonus Plan establishes performance criteria that are intended to qualify awards made under the Key Employee Bonus Plan to the named executive officers as performance-based awards. However, the Committee believes that in some instances it may be necessary to forsake a tax deduction in order to continue to attract and retain qualified executives.

                      COMPENSATION COMMITTEE

                      Walter J. Salmon, Chairman
                      Matina S. Horner
                      Paula Stern
                      John R. Cook

PERFORMANCE GRAPH

        The following line graph compares the total cumulative return over five years on our Class A Common Stock to the total cumulative return over the same period of the common stocks of companies in the Standard & Poor's 500 Index ("S&P 500") and an industry peer group consisting of:

  •
  Saks, Inc.

  •
  Federated Department Stores, Inc.

  •
  Tiffany & Co.

  •
  Nordstrom, Inc.

        The graph assumes that the value of an investment in our Class A Common Stock and each index was $100 at August 1, 2000, and that all dividends were reinvested. The graph uses the prices of our Class A Common Stock for the period since the October 22, 1999 recapitalization of the Company which created two classes of common stock, Class A and Class B. Returns on the common stocks of the companies in the peer industry group index have been weighted annually at the beginning of each fiscal year to reflect relative stock market capitalization. The comparisons in this graph are not intended to be indicative of possible future performance of our Class A Common Stock.

	2000	2001	2002	2003	2004	2005
The Neiman Marcus Group, Inc.	100.00	100.07	85.77	119.13	165.34	300.77
S&P 500	100.00	85.67	65.43	72.39	81.92	93.43
Peer Group	100.00	129.32	112.73	130.41	170.26	251.39

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The following table sets forth certain information regarding equity compensation plans approved by shareholders and equity compensation plans not approved by shareholders as of July 30, 2005.

Plan Category	Number of Securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	3,588,929	(1)	$38.16	(2)	1,332,038	(3)
Equity compensation plans not approved by security holders	17,000	(4)	$31.26		0

Total	3,605,929		$38.12		1,332,038

(1)
This number includes 3,033,855 shares issuable upon the exercise of options, 281,536 shares issuable upon the lapse of restrictions on purchased restricted stock and purchased restricted stock units, 170,718 shares issuable upon the lapse of restrictions on restricted stock and restricted stock units, and 102,307 shares issuable upon the lapse of restrictions on the matching restricted stock units. All shares are issuable under the 1997 Plan. Purchased restricted stock and purchased restricted stock units are purchased at 50 percent or 100 percent of the fair market value on the date of award. No monetary consideration is paid upon the lapse of restrictions on purchased restricted stock units or restricted stock units. All units of restricted stock and purchased restricted stock are subject to possible forfeiture until restrictions lapse. Units of matching restricted stock are matched one for one with the purchase of purchased restricted stock units and are issuable on the lapse of restrictions on the purchased restricted stock units. Restricted stock and restricted stock units, purchased restricted stock and purchased restricted stock units and matching restricted stock have not been included in the weighted-average exercise price calculation.

(2)
Calculation of weighted-average exercise price does not include restricted stock, restricted stock units, purchased restricted stock, purchased restricted stock units, and matching restricted stock units.

(3)
All shares remain available for future issuance under the 1997 Incentive Plan.

(4)
Shares indicated remain issuable upon the exercise of stock options granted under the Company's 1987 Stock Incentive Plan which expired in 1997. Awards granted under the 1987 Stock Incentive Plan included stock options, stock appreciation rights and other stock-based awards.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth the number of shares of our class A and class B common stock beneficially owned, as of September 2, 2005, by our Chief Executive Officer and the next four most highly compensated current executive officers, each of our directors, all of our directors and executive officers as a group and any person or "group" (as defined in Section 13(d)(3) of the Exchange Act) who is known by us to be the beneficial owner of more than five percent of any class of the Company's common stock. As of September 2, 2005, 48,947,314 shares of common stock of the Company were outstanding (29,524,935 shares of Class A common stock and 19,422,379 shares of Class B common stock), and the ownership percentages reflected in the table below are based on the number of shares outstanding as of such date.

	Class A Common Stock		Class B Common Stock
Name of Beneficial Owner	Number(1)	Percentage of Class	Number(1)	Percentage of Class	Percentage of Total Common Stock
Smith Family Group(2) c/o Richard A. Smith 1280 Boylston Street Chestnut Hill, MA 02467	127,471	*	6,027,336	31.0%	12.5%
Richard A. Smith(1)(2)	—	—	3,422,370	17.6%	7.0%
Nancy L. Marks(2) 57 River Street Wellesley, MA 02481	—	—	2,683,609	13.8%	5.5%
Gabelli Funds, LLC(3) One Corporate Center Rye, NY 10580	887,034	3.0%	2,934,149	15.1%	7.8%
PRIMECAP Management Company(4) 225 South Lake Avenue Pasadena, CA 91101	2,642,239	8.3%	1,491,425	7.7%	8.1%
Southeastern Asset Management, Inc.(5) 6410 Poplar Avenue Memphis, TN 38119	1,789,500	6.1%	1,733,500	8.9%	7.2%
Vanguard/Primecap Fund(6) 100 Vanguard Blvd. Malvern, PA 19355	1,800,000	6.1%	1,028,811	5.3%	5.8%
Wellington Management Company, LLP(7) 75 State Street Boston, MA 02109	3,023,400	10.2%	—	—	6.2%
The Hartford Series Fund, Inc.(8) 200 Hopmeadow Street Simsbury, CT 06089	1,830,200	6.2%	—	—	3.7%
Atticus Capital, L.L.C.(9) 152 West 57th St. New York, NY 10019	1,660,000	5.6%	—	—	3.4%
Robert A. Smith(2)(10)	63,480	*	548,681	2.8%	*
Brian J. Knez(2)(11)	63,991	*	358,638	1.8%	*
Burton M. Tansky(12)	545,647	1.8%	—	—	1.1%
Karen W. Katz(13)	217,862	0.7%	—	—	*
Brendan L. Hoffman(14)	27,970	*	—	—	*
James E. Skinner(15)	98,780	0.3%	—	—	*
James J. Gold(16)	39,840	0.1%	—	—	*
Matina S. Horner(17)	14,796	*	—	—	*
Vincent M. O'Reilly(17)	6,060	*	218	*	*
Walter J. Salmon(17)	15,202	*	—	—	*
Paula Stern(17)	5,663	*	—	*	*
John R. Cook(17)	3,029	*	3,000	*	*
Gary L. Countryman(17)	6,827	*	—	—	*
Carl Sewell(17)	2,248	*	5,000	*	*
All current executive officers and directors as a group (18 persons)(18)	1,177,960	3.9%	4,337,907	22.3%	11.6%

*
Less than 1%.

(1)
Unless otherwise indicated in the following footnotes, each stockholder referred to above has sole voting and dispositive power with respect to the shares listed. Certain of the shares included in the table have been counted more than once because of certain rules and regulations of the SEC. The total number of shares owned by, or for the benefit of, Richard A. Smith, Nancy L. Marks and members of their families is as shown for the Smith Family Holders. See Note 2 below. Mr. Smith disclaims beneficial ownership of 2,216,944 shares of Class B common stock held by various family trusts, foundations and companies. Mrs. Marks disclaims beneficial ownership of 1,622,484 shares of Class B common stock held by various family trusts, foundations and companies.

(2)
The Smith Family Holders include Richard A. Smith, Chairman of the Company; Nancy L. Marks, Mr. Smith's sister; Robert A. Smith, Co-Vice Chairman of the Company, and Brian J. Knez, Co-Vice Chairman of the Company, who are, respectively, the son and son-in-law of Richard A. Smith; other members of their families; and various family trusts, foundations and companies. The Smith Family Holders possess sole or shared voting power over all of the shares shown in the table.

  In connection with the merger, the Smith Family Holders filed Amendment No. 1 to Schedule 13D with the SEC which discloses that the Smith Family Holders have entered into the stockholder agreement relating to the merger. See "The Stockholder Agreement."

(3)
The information reported with respect to the Class A common stock and Class B common stock is based on a Schedule 13F, dated February 11, 2005, filed with the SEC by Gabelli Funds, Inc. and its affiliates. Gabelli Funds, Inc. and its affiliates have shared voting power with respect to 26,400 shares and sole dispositive power with respect to 3,652,460 shares reported in the table.

(4)
The information reported with respect to the Class A common stock is based on an Amendment No. 8 to Schedule 13G, dated March 23, 2005, filed with the SEC by PRIMECAP Management Company. PRIMECAP Management Company has sole dispositive power with respect to all of the shares reported in the table and sole voting power with respect to 567,139 shares. With respect to Class B common stock, the information reported is based on Amendment No. 2 to Schedule 13G, dated May 31, 2005, filed with the SEC by PRIMECAP Management Company. PRIMECAP Management Company has sole voting power with respect to 326,918 shares and sole dispositive power with respect to all shares reported in the table.

(5)
The information reported with respect to the Class A common stock is based on Amendment No. 4 to Schedule 13G, dated February 7, 2005, filed with the SEC by Southeastern Asset Management, Inc. Southeastern Asset Management, Inc. has sole voting power with respect to 1,514,500 shares and sole dispositive power with respect to all of the shares listed in the table. With respect to Class B common stock, the information reported is based on Amendment No. 6 to Schedule 13G, dated April 7, 2005, filed with the SEC by Southeastern Asset Management, Inc. Southeastern Asset Management, Inc. has sole voting and dispositive power with respect to 1,498,000 shares and shared voting and shared dispositive power with respect to 235,500 shares.

(6)
The information reported with respect to the Class A common stock is based on Amendment No. 5 to Schedule 13G, dated February 14, 2005, filed with the SEC by Vanguard/Primecap Fund. With respect to Class B common stock, the information reported is based on Amendment No. 8 to Schedule 13G, dated February 14, 2005, filed with the SEC by Vanguard/Primecap Fund Inc. Vanguard/Primecap Fund has sole voting power with respect to all the shares reported in the table.

(7)
The information reported is based on Amendment No. 4 to Schedule 13G, dated February 14, 2005, filed with the SEC by Wellington Management Company, LLP. Wellington Management Company, LLP has shared voting with respect to 3,017,700 shares and shared dispositive power with respect to all of the shares reported in the table.

(8)
The information reported is based on Amendment No. 2 to Schedule 13G, dated February 10, 2005, filed with the SEC by The Hartford Series Fund, Inc. The Hartford Series Fund, Inc. has shared voting and shared dispositive power with respect to all the shares reported in the table.

(9)
The information reported is based on Schedule 13G, dated May 2, 2005, filed with the SEC by Atticus Capital, L.L.C. Atticus Capital, L.L.C. has sole voting and sole dispositive power with respect to all the shares reported in the table.

(10)
Includes 55,500 shares of Class A common stock that are subject to outstanding options exercisable within 60 days of September 2, 2005. All of the shares reported by Mr. Smith are included in the shares owned by the Smith Family Holders. See Note 2. Mr. Smith disclaims beneficial ownership of 316,812 shares of Class B common stock held by various family trusts.

(11)
Includes 55,500 shares of Class A common stock that are subject to outstanding options exercisable within 60 days of September 2, 2005. All of the shares owned by Mr. Knez are included in the shares owned by the Smith Family Holders. See Note 2. Mr. Knez disclaims beneficial ownership of 353,351 shares of Class B common stock held by his spouse and by various family trusts and foundations.

(12)
Includes 402,200 shares of Class A common stock that are subject to outstanding options exercisable within 60 days of September 2, 2005. Also includes 29,590 shares of restricted Class A common stock over which Mr. Tansky has voting but not dispositive power and 113,790 shares of restricted stock units over which Mr. Tansky has no voting and no dispositive power.

(13)
Includes 106,500 shares of Class A common stock that are subject to outstanding options exercisable within 60 days of September 2, 2005. Also includes 76,980 shares of restricted Class A common stock over which Ms. Katz has voting but not dispositive power, 23,212 shares of restricted stock units over which Ms. Katz has no voting and no dispositive power, and 1,089 shares of Class A common stock allocated to Ms. Katz under the Company's employee savings plan as to which Ms. Katz shares voting power with the trustee.

(14)
Includes 13,700 shares of Class A common stock that are subject to outstanding options exercisable within 60 days of September 2, 2005. Also includes 11,055 shares of restricted Class A common stock over which Mr. Hoffman has voting but not dispositive power and 1,739 shares of restricted stock units over which Mr. Hoffman has no voting and no dispositive power.

(15)
Includes 48,000 shares of Class A common stock that are subject to outstanding options exercisable within 60 days of September 2, 2005. Also includes 37,703 shares of restricted Class A common stock over which Mr. Skinner has voting but not dispositive power and 13,056 shares of restricted stock units over which Mr. Skinner has no voting and no dispositive power.

(16)
Includes 6,400 shares of Class A common stock that are subject to outstanding options exercisable within 60 days of September 2, 2005. Also includes 19,955 shares of restricted Class A common stock over which Mr. Gold has voting but not dispositive power and 13,056 shares of restricted stock units over which Mr. Gold has no voting and no dispositive power.

(17)
Dr. Horner, Dr. Stern, Mr. O'Reilly, Dr. Salmon, Mr. Countryman, Mr. Cook and Mr. Sewell each hold, respectively, 14,429; 5,501; 5,099; 5,099; 5,512; 2,871; and 2,291 common stock-based units which are included in the table. These directors do not have voting or dispositive power with respect to these common stock-based units.

(18)
Includes (i) 719,100 shares of Class A common stock that are subject to outstanding options exercisable within 60 days of September 2, 2005, (ii) 187,033 shares of restricted Class A common stock over which individuals in the group have voting but not dispositive power, (iii) 222,372 shares of restricted stock units and stock-based units referred to in Note 18 above over which individuals in the group have no voting and no dispositive power, and (iv) 1,089 shares of Class A common stock allocated to an individual in the group under the Company's employee savings plan as to which such individual shares voting power with the trustee.

Changes in Control

        On August 16, 2005, our shareholders approved the Agreement and Plan of Merger, dated as of May 1, 2005, among us, Newton Acquisition, Inc. and Newton Acquisition Merger Sub, Inc. which will result in a change of control. The merger transaction is expected to become final no later than November 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Currently, and during fiscal year 2005, Burton M. Tansky, our President and Chief Executive Officer, has an outstanding loan balance under the Company's former Key Executive Stock Purchase Loan Plan (the "Loan Plan") in the amount of $369,253. The loan was used to exercise stock options and discharge tax liabilities, as provided in the Loan Plan. The loan bears interest at the annual rate of five percent, payable quarterly. Under the terms of the Loan Plan, loans become due and payable seven months following cessation of employment with us. Effective July 30, 2002, the Loan Plan was terminated and we have not made any other loans to any executive officer or director under the Loan Plan, nor will the existing loan be modified in any material way. Interest on the outstanding loan to Mr. Tansky will continue to accrue and be payable quarterly until the loan is fully paid. No other executive officer, director or five percent security holder was indebted to us since the beginning of our last fiscal year.

        Gary L. Countryman, a director, is Chairman Emeritus of the Liberty Mutual Group. Liberty Mutual Company, a subsidiary of Liberty Mutual Group, underwrites some of our insurance policies. These insurance policies contain terms which, in the judgment of management, are no less favorable than could be obtained from other insurance companies. During fiscal year 2005, the amount paid by the Company to Liberty Mutual Company did not exceed two percent of their consolidated gross revenues reported for the fiscal year ended December 31, 2004. As a result, the Board determined that the foregoing relationship did not impair Mr. Countryman's independence as a director.

Compliance with New York Stock Exchange Listing Standards

        Board of Directors.    The Board of Directors has 11 members. The qualifications of all candidates for election to the Board of Directors shall be considered at the time the candidate is recommended for election by the Nominating and Corporate Governance Committee. The Company seeks individuals to serve as directors with the highest personal and professional character and integrity who have outstanding records of accomplishment in diverse fields of endeavor and who have obtained leadership positions in their chosen business or profession. These persons should have demonstrated exceptional ability and judgment and have substantial expertise and experience in areas relevant to the Company's operations.

        Board Independence.    The Board has affirmatively determined that Matina S. Horner, Paula Stern, Gary L. Countryman, Carl Sewell, John R. Cook, Vincent M. O'Reilly, and Walter J. Salmon qualify as "independent" in accordance with the published listing requirements of the New York Stock Exchange (the "NYSE"). In addition, the Board has determined as to each independent director that no material relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Each independent director has met the categorical independence standards set by the Board.

        Executive Sessions of Non-Management and Independent Directors.    The non-management directors shall meet in executive session, without any member of management being present, at each regularly scheduled meeting of the Board. Independent directors shall meet in executive session at least once a year, or more often, as appropriate. The Chairperson of the Nominating and Corporate Governance Committee shall act as presiding director at each executive session.

        Communications with the Board.    A toll-free number, 866-493-1854, has been established whereby shareholders and other interested parties may communicate with the full Board, members of the Audit Committee, the non-management members of the Board, or any individual director, including the presiding director. Such communications should indicate to whom they are addressed. Any comments received that relate to accounting, internal accounting controls or auditing matters will be referred to the Chairman of the Audit Committee unless the communication is otherwise addressed. Parties may communicate anonymously and/or confidentially if they desire. All communications received will be collected by the General Counsel of the Company and forwarded to the appropriate director or directors.

        Website Access.    The charters of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee as well as our Corporate Governance Guidelines,

Code of Ethics and Conduct and the Code of Ethics for Financial Professionals may be accessed through our website at www.neimanmarcusgroup.com under the "Investor Information" section. Requests by shareholders for printed copies may be made in writing to The Neiman Marcus Group, Inc., Attn: Investor Relations, One Marcus Square, 1618 Main Street, Dallas, Texas 75201.

        Audit Committee.    No member of the Audit Committee serves on more than three publicly registered companies.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The Audit Committee has adopted policies and procedures for pre-approving all audit and permissible non-audit services performed by Deloitte & Touche LLP. Under these policies, the Audit Committee pre-approves the use of audit and audit-related services following approval of the independent registered public accounting firm's audit plan. All services detailed in the audit plan are considered pre-approved. If, during the course of the audit, the independent registered public accounting firm expects fees to exceed the approved fee estimate between 10 percent and 15 percent, those fees must be pre-approved in advance by the Audit Committee Chairman. If fees are expected to exceed the approved estimate by more than 15 percent, those fees must be approved in advance by the Audit Committee.

        Other non-audit services of less than $50,000 that are not restricted services may be pre-approved by both the chief financial officer and the controller, provided those services will not impair the independence of the independent auditor. These services will be considered approved by the Audit Committee, provided those projects are discussed with the Audit Committee at its next scheduled meeting. Services between $50,000 and $100,000 in estimated fees must be pre-approved by the Chairman of the Audit Committee, acting on behalf of the entire Audit Committee. Services of greater than $100,000 in estimated fees must be pre-approved by the Audit Committee. All fee overruns will be discussed with the Audit Committee at the next scheduled meeting.

Principal Accountant Fees and Services

        For the fiscal years ended July 30, 2005 and July 31, 2004, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, which includes Deloitte consulting (collectively, "Deloitte & Touche").

        Audit Fees.    The aggregate fees billed for the audits of the Company's annual financial statements for the fiscal years ended July 30, 2005 and July 31, 2004 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $1,346,000 and $1,323,000, respectively.

        Audit-Related Fees.    The aggregate fees billed for audit-related services for the fiscal years ended July 30, 2005 and July 31, 2004 were $534,000 and $310,000, respectively. These fees related to accounting research and consultation, agreed-upon procedures and attestation services for certain subsidiary companies for the fiscal years ended July 30, 2005 and July 31, 2004.

        Tax Fees.    The aggregate fees billed for tax services for the fiscal years ended July 30, 2005 and July 31, 2004 were $47,000 and $370,000, respectively. These fees related to tax compliance and planning for the fiscal years ended July 30, 2005 and July 31, 2004.

        The Audit Committee has considered and concluded that the provision of permissible non-audit services is compatible with maintaining Deloitte & Touche's independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The following documents are filed as part of this report.

1.     Financial Statements

        The list of financial statements required by this item is set forth in Item 8.

2.     Index to Financial Statement Schedules

Page Number
Report of Independent Registered Public Accounting Firm	F-3
Schedule II—Valuation and Qualifying Accounts and Reserves	77

  All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable.

3.     Exhibits

2.1	Agreement and Plan of Merger, dated May 1, 2005, among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., and Newton Merger Sub, Inc., incorporated herein by reference to the Company's Current Report on Form 8-K dated May 4, 2005.
2.2
Purchase, Sale and Servicing Transfer Agreement dated as of June 8, 2005, among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A. and HSBC Finance Corporation, incorporated herein by reference to the Company's Current Report on Form 8-K dated June 8, 2005.
3.1	Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended January 26, 2002.
3.2	Bylaws of the Company, incorporated herein by reference to the Company's Current Report on Form 8-K dated August 16, 2005.
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

4.5
Amended and Restated Rights Agreement, dated as of August 8, 2002, between the Company and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 3, 2002.
4.6
First Amendment to the Amended and Restated Rights Agreement, dated as of May 1, 2005, between The Neiman Marcus Group, Inc. and other parties signatory thereto, incorporated herein by reference to the Company's Current Report on Form 8-K dated May 4, 2005.
10.1*	The Neiman Marcus Group, Inc. 1987 Stock Incentive Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 3, 2002.
10.2*	The Neiman Marcus Group, Inc. 1997 Incentive Plan, as amended, incorporated herein by reference to the Company's Form S-8 dated May 28, 2003.
10.3*
Employment Agreement between the Company and Burton M. Tansky, effective as of August 3, 2003, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 2003.
10.4*
Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Phillip L. Maxwell dated November 20, 2002, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 2003.
10.5*	Supplemental Executive Retirement Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 3, 2002.
10.6*	Description of the Company's Executive Life Insurance Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 3, 2002.
10.7*	Supplementary Executive Medical Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 3, 2002.
10.8*	Key Employee Deferred Compensation Plan, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 3, 2002.
10.9*	Deferred Compensation Plan for Non-Employee Directors, as amended, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.
10.10*
Confidentiality, Non-Competition and Termination Benefits Agreement between Bergdorf Goodman, Inc. and James J. Gold dated May 3, 2004, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.
10.11*
Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Karen W. Katz dated November 20, 2002, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 2003.
10.12
Credit Agreement dated as of June 9, 2004 among the Company, the Lenders parties thereof, Bank of America, N.A., as Syndication Agent, Wachovia Bank, N.A., Wells Fargo Bank National Association, and BNP Paribas, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.
10.13
Neiman Marcus Group Credit Card Master Trust Series 2000-1 Class A Purchase Agreement, dated July 12, 2000, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 29, 2000.

10.14
Receivables Purchase Agreement, dated as of July 2, 2000 between Bergdorf Goodman, Inc. and Neiman Marcus Funding Corporation, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 29, 2000.
10.15
Receivables Purchase Agreement, dated as of March 1, 1995, and amended and restated as of July 2, 2000 between the Company and Neiman Marcus Funding Corporation, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 29, 2000.
10.16
Pooling and Servicing Agreement, dated as of March 1, 1995, and amended and restated as of July 2, 2000 between Neiman Marcus Funding Corporation, the Company, and The Bank of New York, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 29, 2000.
10.17
Series 2000-1 Supplement, dated as of July 2, 2000, to the Pooling and Servicing Agreement, dated as of March 1, 1995, and amended and restated as of July 2, 2000 among Neiman Marcus Funding Corporation, the Company, and The Bank of New York, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 29, 2000.
10.18
Trustee Resignation and Agent Appointment Agreement dated as of July 2, 2000 by and among the Company, Neiman Marcus Funding Corporation, The Chase Manhattan Bank, and The Bank of New York, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 29, 2000.
10.19	Amended and Restated Distribution Agreement, dated as of July 1, 1999, between Harcourt General, Inc. and The Neiman Marcus Group, Inc.(1)
10.20	Agreement, dated as of September 1, 1999, among the Company and certain holders of the Company's Class B Common Stock.(1)
10.21*
Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Nelson A. Bangs dated May 21, 2003, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 2003.
10.22*
Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and James E. Skinner dated November 20, 2002, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 2003.
10.23*
Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Marita O'Dea dated November 20, 2002, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 2003.
10.24*
Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Brendan L. Hoffman dated January 28, 2003, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 2003.
10.25*	Description of Director Compensation, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.
10.26*	Form of 2002 Purchased Restricted Stock Unit Agreement, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.
10.27*	Form of 2003 Purchased Restricted Stock Unit Agreement, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.
10.28*	Form of 2002 Restricted Stock Unit Agreement, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.29*	Form of 2003 Restricted Stock Unit Agreement, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.
10.30*	Form of Non-Qualified Stock Option Agreement, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.
10.31*	Form of Regular Restricted Stock Agreement, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.
10.32*	Form of Retention Restricted Stock Agreement, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.
10.33*	Form of Purchased Restricted Stock Agreement, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.
10.34*	Form of Non-Qualified Stock Option Agreement with incremental vesting, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.
10.35*
Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Steven P. Dennis dated September 9, 2004, incorporated herein by reference to the Company's Current Report on Form 8-K dated September 9, 2004.
10.36*
Description of annual incentives set by the Compensation Committee of the Board of Directors for the 2005 fiscal year, incorporated herein by reference to the Company's Current Report on Form 8-K dated September 24, 2004.
10.37*	The Neiman Marcus Group, Inc. Key Employee Bonus Plan, incorporated herein by reference to the Company's Current Report on Form 8-K dated September 24, 2004.
10.38*	Form of Restricted Stock Unit Agreement, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.
10.39*	Form of Matching Restricted Stock Unit Agreement, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.
10.40*	The Neiman Marcus Group, Inc. 2005 Stock Incentive Plan, incorporated herein by reference to the Company's Current Report on Form 8-K dated January 21, 2005.
10.41*	Base salaries of the named executive officers for fiscal year 2005, incorporated herein by reference to the Company Quarterly Report on Form 10-Q for the quarter ended January 29, 2005.
10.42*
Change of Control Termination Protection Agreement between the Company and Burton M. Tansky dated April 1, 2005, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.
10.43*
Form of Change of Control Termination Protection Agreement between the Company and certain eligible executives, including the Named Executive Officers, dated April 1, 2005, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.
10.44*
The Neiman Marcus Group, Inc. Executive Change of Control Severance Plan dated April 1, 2005, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.
10.45*
The Neiman Marcus Group, Inc. General Change of Control Severance Plan dated April 1, 2005, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

10.46
Credit Card Program Agreement, dated as of June 8, 2005, by and among The Neiman Marcus Group, Inc., Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A. and Household Corporation, incorporated herein by reference to the Company's Current Report on Form 8-K dated June 8, 2005.
10.47	Form of Servicing Agreement, by and between The Neiman Marcus Group, Inc. and HSBC Bank Nevada, N.A., incorporated herein by reference to the Company's Current Report on Form 8-K dated June 8, 2005.
10.48
Stockholder Agreement, dated as of May 1, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc. and the other parties signatory thereto, incorporated herein by reference to the Company's Current Report on Form 8-K dated May 4, 2005.
12.1	Computation of Ratio of Earnings to Fixed Charges (Unaudited), incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 2005.(1)
14.1	The Neiman Marcus Group, Inc. Code of Ethics and Conduct, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.
14.2	The Neiman Marcus Group, Inc. Code of Ethics for Financial Professionals, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 2003.
21.1	Subsidiaries of the Company.(1)
23.1	Consent of Deloitte & Touche LLP.(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)
Filed herewith

*
Management contract or compensatory plan or arrangement.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        We are responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report, including the consolidated financial statements covered by the Report of Independent Registered Public Accounting Firm. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on our best estimates and judgment.

        We maintain a system of internal controls which provides management with reasonable assurance that transactions are recorded and executed in accordance with its authorizations, assets are properly safeguarded and accounted for, and records are maintained so as to permit preparation of financial statements in accordance with generally accepted accounting principles. This system includes written policies and procedures, an organizational structure that segregates duties, financial reviews and a comprehensive program of periodic audits by the internal auditors. We have also instituted policies and guidelines which require employees to maintain a high level of ethical standards.

        In addition, the Audit Committee of the Board of Directors, consisting solely of outside directors, meets periodically with management, the internal auditors and the independent registered public accounting firm to review internal accounting controls, audit results and accounting principles and practices and annually recommends to the Board of Directors the selection of the independent registered public accounting firm.

        We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under our supervision and with the participation of other key members of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of July 30, 2005. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report on management's assessment of internal control over financial reporting.

BURTON M. TANSKY
President and Chief Executive Officer

JAMES E. SKINNER
Senior Vice President and Chief Financial Officer

T. DALE STAPLETON
Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Neiman Marcus Group, Inc.
Dallas, Texas

        We have audited the accompanying consolidated balance sheets of The Neiman Marcus Group, Inc. and subsidiaries (the "Company") as of July 30, 2005 and July 31, 2004, and the related consolidated statements of earnings, cash flows, and shareholders' equity for each of the three years in the period ended July 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management's assessment, included in the accompanying "Management's Report on Internal Control over Financial Reporting", that the Company maintained effective internal control over financial reporting as of July 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 30, 2005 and July 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended July 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of July 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        The Company changed its method of accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," for the year ended August 2, 2003, as discussed in Note 3 of the Notes to Consolidated Financial Statements.

DELOITTE & TOUCHE LLP

Dallas, Texas
September 15, 2005

THE NEIMAN MARCUS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	July 30, 2005	July 31, 2004
	(in thousands, except shares)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$853,482	$368,367
Accounts receivable, net of allowance	29,886	551,687
Merchandise inventories	748,366	720,277
Deferred income taxes	17,783	9,078
Other current assets	58,964	56,757

TOTAL CURRENT ASSETS	1,708,481	1,706,166

PROPERTY AND EQUIPMENT
Land, buildings and improvements	794,559	683,618
Fixtures and equipment	814,216	729,250
Construction in progress	118,376	101,504

	1,727,151	1,514,372
Less accumulated depreciation and amortization	872,142	763,889

PROPERTY AND EQUIPMENT, NET	855,009	750,483

OTHER ASSETS	97,170	160,999

TOTAL ASSETS	$2,660,660	$2,617,648

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$282,887	$289,282
Accrued liabilities	332,937	286,833
Notes payable and current maturities of long-term liabilities	1,450	1,563
Current portion of borrowings under Credit Card Facility	—	150,000

TOTAL CURRENT LIABILITIES	617,274	727,678

LONG-TERM LIABILITIES
Notes and debentures	249,780	249,757
Borrowings under Credit Card Facility	—	75,000
Deferred real estate credits	86,575	71,898
Other long-term liabilities	120,973	92,074
Deferred income taxes	—	20,381

TOTAL LONG-TERM LIABILITIES	457,328	509,110

MINORITY INTEREST	12,112	10,298
COMMITMENTS AND CONTINGENCIES
COMMON STOCKS
Class A Common Stock—$.01 par value; Authorized—100 million shares; Issued 29,774,476 shares and 29,294,405 shares	298	293
Class B Common Stock—$.01 par value; Authorized—100 million shares; Issued 19,941,833 shares and 19,941,833 shares	199	199
ADDITIONAL PAID-IN CAPITAL	520,414	491,849
ACCUMULATED OTHER COMPREHENSIVE LOSS	(47,030)	(4,536)
RETAINED EARNINGS	1,125,726	905,330
TREASURY STOCK (768,731 shares and 710,227 shares, at cost)	(25,661)	(22,573)

TOTAL SHAREHOLDERS' EQUITY	1,573,946	1,370,562

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,660,660	$2,617,648

See Notes to Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended
	July 30, 2005	July 31, 2004	August 2, 2003
	(in thousands, except per share data)
Revenues	$3,821,924	$3,524,771	$3,080,353
Cost of goods sold including buying and occupancy costs	2,494,172	2,327,229	2,078,436
Selling, general and administrative expenses	907,048	848,453	779,807
Loss on disposition of Chef's Catalog	15,348	—	—
Gain on Credit Card Sale	(6,170)	—	—
Impairment and other charges	—	3,853	—

Operating earnings	411,526	345,236	222,110
Interest expense, net	12,378	15,923	16,270

Earnings before income taxes, minority interest and change in accounting principle	399,148	329,313	205,840
Income taxes	146,487	120,932	79,248

Earnings before minority interest and change in accounting principle	252,661	208,381	126,592
Minority interest in net earnings of subsidiaries	(3,837)	(3,549)	(2,488)

Earnings before change in accounting principle	248,824	204,832	124,104
Change in accounting principle—writedown of intangible assets, net of taxes	—	—	(14,801)

Net earnings	$248,824	$204,832	$109,303

Weighted average number of common and common equivalent shares outstanding:
Basic	48,330	47,997	47,462
Diluted	49,531	48,873	47,795
Basic earnings per share:
Earnings before change in accounting principle	$5.15	$4.27	$2.61
Change in accounting principle	—	—	(0.31)

Basic earnings per share	$5.15	$4.27	$2.30

Diluted earnings per share:
Earnings before change in accounting principle	$5.02	$4.19	$2.60
Change in accounting principle	—	—	(0.31)

Diluted earnings per share	$5.02	$4.19	$2.29

See Notes to Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	July 30, 2005	July 31, 2004	August 2, 2003
	(in thousands)
CASH FLOWS—OPERATING ACTIVITIES
Net earnings	$248,824	$204,832	$109,303
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	107,687	99,042	82,878
Deferred income taxes	(15,105)	23,274	7,444
Loss on disposition of Chef's Catalog	15,348	—	—
Gain on Credit Card Sale	(6,170)	—	—
Net cash received from Credit Card Sale	533,656	—	—
Impairment of intangible assets and other charges	—	3,853	14,801
Minority interest	3,837	3,549	2,488
Other—primarily costs related to defined benefit pension and other long-term benefit plans	41,633	33,222	24,189

	929,710	367,772	241,103
Changes in operating assets and liabilities:
Increase in accounts receivable	(71,082)	(529,092)	(2,817)
Decrease (increase) in undivided interests	—	242,565	(33,963)
Increase in merchandise inventories	(38,074)	(33,215)	(30,218)
(Increase) decrease in other current assets	(6,161)	12,026	(22,135)
Decrease (increase) in other assets	10,743	(4,454)	(10,735)
Increase in accounts payable and accrued liabilities	24,864	40,414	17,770
Increase in deferred real estate credits	15,400	1,556	36,407
Funding of defined benefit pension plan	(20,000)	(45,000)	(30,760)

Net cash provided by operating activities	845,400	52,572	164,652

CASH FLOWS—INVESTING ACTIVITIES
Capital expenditures	(202,535)	(120,473)	(129,568)
Net increase in cash restricted for repayment of borrowings under Credit Card Facility	(40,713)	—	—
Proceeds from sale of Chef's Catalog and other assets	14,419	3,183	—

Net cash used for investing activities	(228,829)	(117,290)	(129,568)

CASH FLOWS—FINANCING ACTIVITIES
Proceeds from borrowings	10,000	2,750	81,051
Repayment of debt	(10,113)	(1,500)	(81,051)
Borrowings under Credit Card Facility	—	225,000	—
Repayment of borrowings under Credit Card Facility	(112,500)	—	—
Acquisition of treasury stock	(3,088)	(7,553)	(15,020)
Cash dividends paid	(27,398)	(12,632)	—
Distributions paid	(4,457)	(3,727)	(2,432)
Proceeds from exercises of stock options and restricted stock grants	16,100	23,797	10,680

Net cash (used for) provided by financing activities	(131,456)	226,135	(6,772)

CASH AND CASH EQUIVALENTS
Increase during the year	485,115	161,417	28,312
Beginning balance	368,367	206,950	178,638

Ending balance	$853,482	$368,367	$206,950

Supplemental Schedule of Cash Flow Information:
Cash paid during the year for:
Interest	$22,717	$17,833	$18,071

Income taxes	$144,626	$104,742	$61,860

Noncash activities:
Borrowings assumed by HSBC in connection with the Credit Card Sale	$112,500	—	—

See Notes to Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stocks
				Accumulated Other Comprehensive Income (Loss)
	Class A	Class B	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total Shareholders' Equity
	(in thousands)
BALANCE AT AUGUST 3, 2002	$280	$200	$443,788	$906	$610,139	$—	$1,055,313
Issuance of 482 shares for stock based compensation awards	5	—	10,675	—	—	—	10,680
Acquisition of treasury stock						(15,020)	(15,020)
Other equity transactions	(3)	(3)	4,057	—	—	—	4,051
Comprehensive income:
Net earnings	—	—	—	—	109,303	—	109,303
Adjustments for fluctuations in fair market value of financial instruments, net of tax $466				744			744
Reclassification of amounts to net earnings, net of tax of ($562)	—	—	—	(916)	—	—	(916)
Minimum pension liability, net of tax of ($16,744)	—	—	—	(26,744)	—	—	(26,744)
Other	—	—	—	437	—	—	437

Total comprehensive income	—	—	—	—	—	—	82,824

BALANCE AT AUGUST 2, 2003	282	197	458,520	(25,573)	719,442	(15,020)	1,137,848
Issuance of 950 shares for stock based compensation awards	10	—	23,787	—	—	—	23,797
Acquisition of treasury stock	—	—	—	—	—	(7,553)	(7,553)
Cash dividends declared ($0.39 per share)	—	—	—	—	(18,944)	—	(18,944)
Other equity transactions	1	2	9,542	—	—	—	9,545
Comprehensive income:
Net earnings	—	—	—	—	204,832	—	204,832
Adjustments for fluctuations in fair market value of financial instruments, net of tax ($349)				(546)			(546)
Reclassification of amounts to net earnings, net of tax of ($466)	—	—	—	(744)	—	—	(744)
Minimum pension liability, net of tax of $13,755	—	—	—	22,071	—	—	22,071
Other	—	—	—	256	—	—	256

Total comprehensive income				—			225,869

BALANCE AT JULY 31, 2004	293	199	491,849	(4,536)	905,330	(22,573)	1,370,562
Issuance of 491 shares for stock based compensation awards	5	—	16,095	—	—	—	16,100
Acquisition of treasury stock	—	—	—	—	—	(3,088)	(3,088)
Cash dividends declared ($0.58 per share)	—	—	—	—	(28,428)	—	(28,428)
Other equity transactions	—	—	12,470	—	—	—	12,470
Comprehensive income:
Net earnings	—	—	—	—	248,824	—	248,824
Adjustments for fluctuations in fair market value of financial instruments, net of tax ($706)				(1,114)			(1,114)
Reclassification of amounts to net earnings, net of tax of $349	—	—	—	546	—	—	546
Minimum pension liability, net of tax of ($26,511)	—	—	—	(42,248)	—	—	(42,248)
Other	—	—	—	322	—	—	322

Total comprehensive income				—			206,330

BALANCE AT JULY 30, 2005	$298	$199	$520,414	$(47,030)	$1,125,726	$(25,661)	$1,573,946

See Notes to Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

        The Consolidated Financial Statements of The Neiman Marcus Group, Inc. and subsidiaries (Company) have been prepared in accordance with generally accepted accounting principles. Our businesses consist of Specialty Retail Stores (Specialty Retail Stores), primarily Neiman Marcus Stores and Bergdorf Goodman, and Neiman Marcus Direct, our direct marketing operation (Direct Marketing).

        We own a 51% interest in Gurwitch Products, LLC, which distributes and markets the Laura Mercier cosmetic line, and a 56% interest in Kate Spade LLC, a manufacturer and retailer of high-end designer handbags and accessories (the Brand Development Companies). All significant intercompany accounts and transactions have been eliminated.

        Our fiscal year ends on the Saturday closest to July 31. All references to 2005 relate to the 52 weeks ended July 30, 2005; all references to 2004 relate to the 52 weeks ended July 31, 2004 and all references to 2003 relate to the 52 weeks ended August 2, 2003. References to 2006 and years thereafter relate to our fiscal years for such periods.

        On May 1, 2005, our Board of Directors approved a definitive agreement to sell the Company to an investment group consisting of Texas Pacific Group and Warburg Pincus, LLC (collectively, the Sponsors). Under the terms of the agreement, the Sponsors will acquire all of the outstanding Class A and Class B shares of The Neiman Marcus Group, Inc. for $100.00 per share in cash, representing a transaction value of approximately $5.1 billion. Each of the Sponsors will own equal stakes in the Company upon completion of the transaction. Our shareholders approved the definitive agreement to sell the Company on August 16, 2005. The sale is currently anticipated to close in October 2005.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

        We make estimates and assumptions about future events in preparing our financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the Consolidated Financial Statements.

        While we believe that our past estimates and assumptions have been materially accurate, the amounts currently estimated are subject to change if we make different assumptions as to the outcome of future events. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. We make adjustments to our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying Consolidated Financial Statements.

        Cash and Cash Equivalents.    Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks and overnight investments with banks and financial institutions. Cash equivalents are stated at cost, which approximates fair value. Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable includes $45.0 million of outstanding checks not yet presented for payment at July 30, 2005 and $53.5 million at July 31, 2004.

        Accounts Receivable.    Accounts receivable primarily consist of our third-party credit card receivables and the net trade receivables of the Brand Development Companies. Prior to the sale of our proprietary credit card accounts to HSBC Bank Nevada National Association (HSBC) on July 7, 2005 (Credit Card Sale), accounts receivable also included our proprietary credit card receivables. Historically, we extended credit to certain of our customers pursuant to our proprietary retail credit card program. Prior to the Credit Card Sale, our credit operations generated finance charge income, which was recognized as income when earned and was recorded as a reduction of selling, general and administrative expenses, and we maintained reserves for potential credit losses. We evaluated the collectibility of our accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance. Following the Credit Card Sale, HSBC will extend credit to customers under our proprietary credit card arrangements.

        Merchandise Inventories and Cost Of Goods Sold.    We utilize the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost or market. The retail inventory method is widely used in the retail industry due to its practicality.

        Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheets is decreased by charges to cost of goods sold at the time the retail value of the inventory is lowered through the use of markdowns. Earnings are negatively impacted when merchandise is marked down.

        Our sales activities are conducted during two primary selling seasons—Fall and Spring. The Fall selling season is conducted primarily in our first and second quarters and the Spring selling season is conducted primarily in the third and fourth quarters. During each season, we record markdowns to reduce the retail value of our inventories. Factors considered in determining markdowns include current and anticipated demand, customer preferences, age of merchandise and fashion trends. During the season, we record both temporary and permanent markdowns. Temporary markdowns are recorded at the time of sale and reduce the retail value of only the goods sold. Permanent markdowns are designated primarily for clearance activity and reduce the retail value of all goods subject to markdown that are held. At the end of each selling season, we record permanent markdowns for clearance goods remaining in ending inventory.

        The areas requiring significant judgment related to the valuation of our inventories include 1) setting the original retail value for the merchandise held for sale, 2) recognizing merchandise for which the customer's perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value and 3) estimating the shrinkage that has occurred between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include 1) determination of original retail values for merchandise held for sale, 2) identification of declines in perceived value of inventories and processing the appropriate retail value markdowns and 3) overly optimistic or conservative estimates of shrinkage. We believe appropriate merchandise valuation and pricing controls minimize the risk that our inventory values would be materially misstated.

        Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins earned in connection with the sales of the vendor's merchandise. We recognize these allowances as an increase to gross margin when the allowances are earned and approved by the vendor. Other allowances we receive represent reductions to the amounts paid to acquire the merchandise. We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in an increase to gross margin at the time the goods are sold. The amounts of vendor reimbursements we received did not have a significant impact on the year-over-year change in gross margin during 2005, 2004 or 2003. Vendor allowances received were $83.5 million in 2005, $79.3 million in 2004 and $83.4 million in 2003.

        We obtain certain merchandise, primarily precious jewelry, on a consignment basis in order to expand our product assortment. Consignment merchandise with a cost basis of approximately $226.8 million at July 30, 2005 and approximately $220.4 million at July 31, 2004 is not reflected in our consolidated balance sheets.

        Long-lived Assets.    Property and equipment are stated at historical cost less accumulated depreciation. For financial reporting purposes, we compute depreciation principally using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over five to 30 years while fixtures and equipment are depreciated over three to 15 years. Leasehold improvements are amortized over the shorter of the asset life or the lease term. Costs incurred for the development of internal computer software are capitalized and amortized using the straight-line method over three to ten years.

        To the extent we remodel or otherwise replace or dispose of property and equipment prior to the end of the assigned depreciable lives, we could realize a loss or gain on the disposition. To the extent assets continue to be used beyond their assigned depreciable lives, no depreciation expense is incurred. We reassess the depreciable lives of our long-lived assets in an effort to reduce the risk of significant losses or gains at disposition and utilization of assets with no depreciation charges. The reassessment of depreciable lives involves utilizing historical remodel and disposition activity and forward-looking capital expenditure plans.

        We assess the recoverability of the carrying values of our store assets annually and upon the occurrence of certain events (e.g., opening a new store near an existing store or announcing plans for a store closing). The recoverability assessment requires judgment and estimates of future store generated cash flows. The underlying estimates of cash flows include estimates for future revenues, gross margin rates and store expenses. We base these estimates upon the stores' past and expected future performance. New stores may require two to five years to develop a customer base necessary to generate the cash flows of our more mature stores. To the extent our estimates for revenue growth and gross margin improvement are not realized, future annual assessments could result in impairment charges.

        Recoverability of goodwill and intangible assets is assessed annually and upon the occurrence of certain events. The recoverability assessment requires us to make judgments and estimates regarding fair values. Fair values are determined using estimated future cash flows, including growth assumptions for future revenues, gross margin rates and other estimates. To the extent that our estimates are not realized, future assessments could result in impairment charges.

        Leases.    We lease certain retail stores and office facilities. Stores we own are often subject to ground leases. The terms of our real estate leases, including renewal options, range from 15 to 99 years. Most leases provide for monthly fixed minimum rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs. For leases that contain predetermined, fixed calculations of the minimum rentals, we recognize rent expense on a straight-line basis over the lease term.

        We receive allowances from developers related to the construction of our stores. We record these allowances as deferred real estate credits which we recognize as a reduction of rent expense on a straight-line basis over the lease term. We received construction allowances aggregating $26.1 million in 2005, $2.3 million in 2004 and $29.6 million in 2003. Uncollected balances due from developers are recorded as receivables, included in other assets in the consolidated balance sheets, and aggregated $4.4 million at July 30, 2005 and $15.2 million at July 31, 2004.

        Benefit Plans.    We sponsor a noncontributory defined benefit pension plan (Pension Plan) covering substantially all full-time employees and an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits. In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors. The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants and allocating this cost to the periods in which services are expected to be rendered. We use the projected unit credit method in recognizing pension liabilities. The Pension and SERP Plans are valued annually as of the beginning of each fiscal year.

        Significant assumptions related to the calculation of our obligations include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan and the average rate of compensation increase by plan participants. We review these actuarial assumptions annually based upon currently available information.

        Self-insurance and Other Employee Benefit Reserves.    We use estimates in the determination of the required accruals for general liability, workers' compensation and health insurance as well as short-term disability, supplemental executive retirement benefits and postretirement health care benefits. We base these estimates upon an examination of historical trends, industry claims experience and, in certain cases, calculations performed by third-party experts. Projected claims information may change in the future and may require us to revise these reserves.

        Other Long-term Liabilities.    Other long-term liabilities consist primarily of certain employee benefit obligations, postretirement health care benefit obligations and the liability for scheduled rent increases.

        Revenues.    Revenues include sales of merchandise and services, net commissions earned from leased departments in our retail stores and delivery and processing revenues related to merchandise sold. We recognize revenues from our retail operations at the later of the point of sale or the delivery of goods to the customer. We recognize revenues from our direct marketing operation when the merchandise is delivered to the customer.

        We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by our retail and direct marketing customers.

        Buying and Occupancy Costs.    Our buying costs consist primarily of salaries and expenses incurred by our merchandising and buying operations. Occupancy costs primarily include rent, depreciation, property taxes and operating costs of our retail, distribution and support facilities.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses are comprised principally of the costs related to employee compensation and benefits in the selling and administrative support areas, preopening expenses, advertising and catalog costs, insurance expense and income and expenses related to our proprietary credit card portfolio.

        We receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendors' merchandise. These allowances are netted against the related compensation expense that we incur. Amounts received from vendors related to compensation programs were $53.2 million in 2005, $46.3 million in 2004 and $41.1 million in 2003.

        Preopening Expenses.    Preopening expenses primarily consist of payroll and related media costs incurred in connection with new and replacement store openings and are expensed when incurred. In 2005, we incurred preopening expenses of $1.4 million in connection with the scheduled opening of the San Antonio store in September 2005 and two clearance centers opened in 2005. We opened no new stores in 2004 and had no preopening expenses in 2004. Preopening expenses were $8.0 million for 2003.

        Advertising and Catalog Costs.    We incur costs to advertise and promote the merchandise assortment offered by both Specialty Retail Stores and Direct Marketing. Advertising costs incurred by our Specialty Retail Stores consist primarily of print media costs related to promotional materials mailed to our customers. These costs are expensed at the time of mailing to the customer. Advertising costs incurred by Direct Marketing relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites. We amortize the costs of print catalogs during the periods we expect to generate revenues from such catalogs, generally three to six months. We expense the costs incurred to produce the photographic content on our websites at the time the images are first loaded onto the website. We expense website design costs as incurred.

        Deferred catalog costs included in other current assets in the consolidated balance sheets were $8.7 million as of July 30, 2005 and $10.3 million as of July 31, 2004. Net advertising expenses were $120.5 million in 2005, $125.0 million in 2004 and $113.7 million in 2003.

        Consistent with industry practice, we receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor's merchandise in connection with our various advertising programs, primarily catalogs and other print media. As a result, these allowances are recorded as a reduction of our advertising costs when earned. Vendor allowances earned and recorded as a reduction to selling, general and administrative expenses aggregated approximately $57.5 million in 2005, $55.3 million in 2004 and $53.2 million in 2003.

        Loyalty Programs.    We maintain customer loyalty programs in which customers accumulate points for qualifying purchases. Upon reaching certain levels, customers may redeem their points for gifts. Generally, points earned in a given year must be redeemed no later than 90 days subsequent to the end of the annual program period.

        The estimates of the costs associated with the loyalty programs require us to make assumptions related to customer purchasing levels, redemption rates and costs of awards to be chosen by our customers. Our customers redeem a substantial portion of the points earned in connection with our loyalty programs for gift cards. At the time the qualifying sales giving rise to the loyalty program points are made, we defer the portion of the revenues on the qualifying sales transactions equal to the estimate of the retail value of the gift cards to be issued upon conversion of the points to gift cards. We record the deferral of revenues related to gift card awards under our loyalty programs as a reduction of revenues. In addition, we charge the cost of all other awards under our loyalty programs to cost of goods sold.

        Stock-Based Compensation.    We account for stock-based compensation awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We recognize compensation cost for the intrinsic value of stock-based awards in an amount equal to the difference between the exercise price of the award and the fair value of our stock at the date of grant. Accordingly, we recognize no compensation expense for stock options since all options granted have an exercise price equal to the market value of our common stock on the grant date. We recognize compensation expense for our restricted stock and purchase restricted stock awards.

        The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation using the Black-Scholes option-pricing model for 2005, 2004 and 2003:

	Years Ended
	July 30, 2005	July 31, 2004	August 2, 2003
	(in thousands, except per share data)
Net earnings:
As reported	$248,824	$204,832	$109,303
Add: stock-based employee compensation recorded under intrinsic value method, net of related taxes	4,999	3,119	2,422
Less: stock-based employee compensation expense determined under fair value method, net of related taxes	(13,302)	(11,806)	(10,269)

Pro forma net earnings	$240,521	$196,145	$101,456

Basic earnings per share:
As reported	$5.15	$4.27	$2.30
Pro forma	$4.98	$4.09	$2.14
Diluted earnings per share:
As reported	$5.02	$4.19	$2.29
Pro forma	$4.86	$4.01	$2.12

        We estimate the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2005, 2004 and 2003:

	Years Ended
	July 30, 2005	July 31, 2004	August 2, 2003
Expected life (years)	5	5	5
Expected volatility	25.0%	32.7%	36.6%
Risk-free interest rate	3.3%	3.1%	3.0%
Dividend yield	1.0%	—	—

        The weighted-average fair value of options granted was $14.38 in 2005, $14.79 in 2004 and $11.40 in 2003.

        The effects on pro forma net earnings and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net earnings for future periods due to such factors as the vesting periods of stock options and the potential issuance of additional stock options in future years.

        Income Taxes.    We are routinely under audit by federal, state or local authorities in the area of income taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various tax filing positions, we accrue charges for probable exposures. Based on our annual evaluations of tax positions, we believe we have appropriately accrued for probable exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of recorded reserves, our effective tax rate in a given financial statement period could be materially impacted. In the fourth quarter of 2005, we recognized net income tax benefits aggregating $7.6 million related to a favorable settlement associated with previous state tax filings and reductions in previously recorded deferred tax liabilities. Excluding these benefits, our effective tax rate was 38.6% for 2005. In the second quarter of 2004, we also recognized a net income tax benefit of $7.5 million related to favorable settlements associated with previous state tax filings. Excluding this benefit, our effective tax rate was 39.0% for 2004.

        Basic and Diluted Net Income Per Share.    Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The dilutive effect of stock options and other common stock equivalents, including contingently returnable shares, is included in the calculation of diluted earnings per share using the treasury stock method.

        Recent Accounting Pronouncements.    In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment." This standard is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first interim period or annual reporting period beginning after June 15, 2005. We will adopt SFAS No. 123R in the first quarter of 2006. The adoption of SFAS No. 123R will reduce reported net income and earnings per share because we will be required to recognize compensation expense for our stock options. We are in the process of evaluating the impact of the adoption of SFAS No. 123R.

NOTE 2. Credit Card Receivables

        Subsequent to the Credit Card Sale.    On July 7, 2005, HSBC purchased our approximately three million private label Neiman Marcus and Bergdorf Goodman credit card accounts and related assets, as well as the outstanding balances associated with such accounts (Credit Card Sale). The total purchase price was approximately $647 million, consisting of approximately $534 million in net cash proceeds and the assumption of approximately $113 million of outstanding debt under our revolving credit card securitization facility. We recognized a gain of $6.2 million in connection with the sale of our credit card portfolio to HSBC.

        As a part of the Credit Card Sale, we entered into a long-term marketing and servicing alliance with HSBC. Under the terms of this alliance, HSBC offers credit card and non-card payment plans bearing our brands and we receive ongoing payments from HSBC related to credit card sales and compensation for marketing and servicing activities (HSBC Program Income). In addition, we continue to handle key customer service functions, initially including new account processing, most transaction authorization, billing adjustments, collection services and customer inquiries. In 2005, our credit card operations generated net finance charge income of approximately $75.4 million. If the Credit Card Sale had been consummated as of the first day of 2005, we believe, the HSBC Program Income for 2005 would have been at least $42 million. HSBC and the Company are currently in the process of implementing changes to the proprietary credit card program that we expect will be fully implemented during the fourth quarter of 2006. Had such changes been fully implemented on the first day of 2005, we believe the HSBC Program Income for 2005 would have been approximately $56 million.

        Prior to the Credit Card Sale.    Prior to the Credit Card Sale on July 7, 2005, we transferred substantially all of our credit card receivables to a wholly-owned subsidiary, Neiman Marcus Funding Corporation, which in turn sold such receivables to the Neiman Marcus Credit Card Master Trust (Trust) pursuant to a revolving credit card securitization program (the Credit Card Facility). At the inception of the Credit Card Facility in September 2000, the Trust issued certificates representing undivided interests in the credit card receivables to both third-party investors (Sold Interests) and to the Company (Retained Interests). From the inception of the Credit Card Facility until December 2003, our transfers and sales of credit card receivables pursuant to the terms of the Credit Card Facility were accounted for as sales (Off-Balance Sheet Accounting). As a result, $225.0 million of credit card receivables were removed from our balance sheet at the inception of the Credit Card Facility and the Trust's $225.0 million repayment obligation to the holders of the certificates representing the Sold Interests was not shown as a liability on our consolidated balance sheet.

        The Sold Interests were represented by Class A Certificates, aggregating $225.0 million at face value. The holders of the Class A Certificates were entitled to monthly interest distributions at the contractually-defined rate of one month LIBOR plus 0.27% annually. The distributions to the Class A Certificate holders were payable from the finance charge income generated by the credit card receivables held by the Trust. In order to maintain the committed level of securitized assets, cash collections on the securitized receivables were used by the Trust to purchase new credit card balances from us in accordance with the terms of the Credit Card Facility.

        We held Retained Interests represented by the Class B Certificate ($23.8 million face value), the Class C Certificate ($68.2 million face value) and the Seller's Certificate (representing the excess of the total receivables sold to the Trust over the Sold Interests and the Class B and Class C Certificates). In addition, we held rights to certain residual cash flows comprised of excess finance charge collections (IO Strip). Pursuant to the terms of the Trust, our rights to payments with respect to the Class B

Certificate, the Class C Certificate, the Seller's Certificate and the IO Strip were subordinated to the rights of the holders of the Class A Certificates. As a result, the credit quality of the Class A Certificates was enhanced, thereby lowering the interest cost paid by the Trust on the Class A Certificates. Recourse to the Company with respect to the sale of assets was limited to our Retained Interests.

        Under the Credit Card Facility, we serviced the credit card receivables for a contractually defined servicing fee. We earned servicing fees of $5.4 million in 2005 and $6.3 million in both 2004 and 2003.

        In connection with Off-Balance Sheet Accounting, our Retained Interests were shown as "Undivided interests in NMG Credit Card Master Trust" on our consolidated balance sheets. The certificates representing the Retained Interests were securities that we intended to "hold to maturity" and were carried at amortized cost of $231.6 million at August 2, 2003. The IO Strip was treated as an "available-for-sale" security and was carried at its estimated fair value of $11.5 million at August 2, 2003. In determining the fair value of the Retained Interests at August 2, 2003, the key economic assumptions used were 1) a weighted average life of receivables of 4 months, 2) expected annual credit losses of 0.79%, 3) a net interest spread of 16.36% and 4) a weighted average discount rate of 5.95%. Changes in the fair value of the IO Strip were reflected as a component of other comprehensive income. Income was recorded on the Retained Interests and the IO Strip on the basis of their estimated effective yield to maturity and was recorded as a reduction of selling, general and administrative expenses.

        Transfers to the Trust ceased to qualify for Off-Balance Sheet Accounting beginning in December 2003 since the receivables transferred after November 2003 were subject to our future repurchase based upon the provisions of the Credit Card Facility. Rather, these transfers were recorded as secured borrowings (Financing Accounting). As a consequence, the credit card receivables generated after November 2003 remained on our balance sheet as assets and the portions of Class A Certificates that funded such receivables were reflected as a liability. The transition period from Off-Balance Sheet Accounting to Financing Accounting (Transition Period) lasted approximately four months (December 2003 to March 2004). During the Transition Period, cash collections of receivables were allocated to the previous Sold Interests and Retained Interests until such time as those balances were reduced to zero. By the end of the Transition Period, our entire credit card portfolio was included in accounts receivable in our consolidated balance sheet and the $225.0 million repayment obligation was shown as a liability.

        Beginning in April 2005, cash collections were used by the Trust to repay the $225.0 million principal balance of the Class A Certificates in six monthly installments of $37.5 million (Amortization Period). Prior to the Credit Card Sale, we had repaid $112.5 million of the principal balance of the Class A Certificates and had placed $40.7 million on deposit with the Trust to fund future repayment obligations. In connection with the Credit Card Sale, HSBC assumed the remaining obligations related to the outstanding Class A Certificates.

        The table below summarizes the amount of cash flows between us and the Trust (prior to the Credit Card Sale in 2005):

	Years Ended
	July 30, 2005	July 31, 2004	August 2, 2003
	(in millions)
Principal collections:
Reinvested by the Trust in revolving period securitizations	$2,013.4	$1,958.9	$1,719.9
Reinvested portion allocable to Retained Interests	—	483.4	922.4
Servicing fees received by the Company	5.4	6.3	6.3
Excess cash flows related to the IO Strip	$52.4	$53.6	$46.7

        The table below provides historical credit card delinquencies and net credit losses:

	Years Ended
	July 31, 2004	August 2, 2003
	(in millions, except percentages)
Total face value of receivables	$527.7	$471.0
Delinquent principal over 90 days	1.8%	1.8%
Annual credit losses (net of recoveries)	$14.3	$14.3

        Income from Credit Operations.    A summary of the income and expenses related to our accounts receivable portfolio, included as components of selling, general and administrative expenses in the consolidated statements of earnings, is:

	Years Ended
	July 30, 2005	July 31, 2004	August 2, 2003
	(in millions)
Income:
Finance charge income	$78.7	$39.9	$—
Gains on sales of Sold Interests	—	3.2	8.0
Income from Retained Interests, net	—	21.5	39.0
Servicing fee income	5.4	6.3	6.3
HSBC Program Income	2.2	—	—
Expenses:
Interest expense on Class A Certificates	(5.2)	(2.1)	—
Bad debt expense, net	(14.7)	(7.6)	—
Amortization of premium	—	(7.6)	—

Credit contribution before administration, promotion and marketing expenses	$66.4	$53.6	$53.3

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

NOTE 3. Goodwill and Intangible Assets

        The significant components of goodwill and intangible assets, included in other assets in the accompanying consolidated balance sheets, are as follows:

	July 30, 2005	July 31, 2004
	(in thousands)
Goodwill	$14,872	$23,747
Trademarks	56,645	64,945

	$71,517	$88,692

        We adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" as of the beginning of the first quarter of 2003. SFAS No. 142 established a new fair value-based accounting model for the valuation of goodwill and indefinite-lived intangible assets recorded in connection with business combinations. Pursuant to the provisions of SFAS No. 142, goodwill and indefinite-lived intangible assets are measured for impairment by applying a fair value-based test at least annually and are not amortized.

        In connection with the adoption of the provisions of SFAS No. 142, we engaged third-party appraisal experts to assist with the determination of the fair value of our goodwill and intangible assets. Fair value was determined using a discounted cash flow methodology. For each of our operating segments, a summary of the carrying values of our intangible assets is as follows:

		SFAS No. 142 Adjustments
					Sale of Chef's Catalog in 2005
	At August 4, 2002	At Adoption	During 2003	During 2004		At July 30, 2005
	(in thousands)
Direct Marketing
Goodwill	$23,747	$—	$—	$—	$(8,875)	$14,872
Indefinite-lived tradenames	60,732	(24,066)	(813)	(3,853)	(8,300)	23,700
Other
Indefinite-lived tradenames	32,945	—	—	—	—	32,945

	$117,424	$(24,066)	$(813)	$(3,853)	$(17,175)	$71,517

        The $24.1 million writedown in the carrying value of the indefinite-lived intangible assets of our Direct Marketing segment required upon adoption of SFAS No. 142 is reflected as a change in accounting principle ($14.8 million, net of taxes) in the accompanying consolidated statement of earnings for 2003. The additional writedowns of $0.8 million in 2003 (included in selling, general and administrative expenses) and $3.9 million in 2004 were required based upon revised estimates of future cash flows.

NOTE 4. Accrued Liabilities

        The significant components of accrued liabilities are as follows:

	July 30, 2005	July 31, 2004
	(in thousands)
Accrued salaries and related liabilities	$67,343	$63,452
Amounts due customers	44,214	40,318
Self-insurance reserves	43,209	39,067
Sales returns reserves	35,739	31,487
Income taxes payable	19,702	12,519
Loyalty program liability	16,780	14,283
Sales tax	15,112	12,712
Other	90,838	72,995

Total	$332,937	$286,833

NOTE 5. Long-term Debt

        The significant components of our long-term debt are as follows:

	Interest Rate	July 30, 2005	July 31, 2004
		(in thousands)
Senior unsecured notes	6.65%	$124,957	$124,941
Senior unsecured debentures	7.125%	124,823	124,816
Credit Card Facility	LIBOR + 0.27%	—	225,000

		249,780	474,757
Less: current portion		—	150,000

Long-term debt		$249,780	$324,757

        Effective June 9, 2004, we entered into a five-year unsecured revolving credit agreement (the Credit Agreement) with a group of seventeen banks that provides for borrowings of up to $350 million. The Credit Agreement replaces a previous $300 million unsecured credit facility. At July 30, 2005, we had no borrowings outstanding under the Credit Agreement.

        We have two types of borrowing options under the Credit Agreement, a "committed" borrowing and a "competitive bid" borrowing. The rate of interest payable under a "committed" borrowing is based on one of two pricing options selected by us, the level of outstanding borrowings and the rating of our senior unsecured long-term debt by Moody's and Standard & Poor's. The pricing options available to us under a "committed" borrowing are based on either LIBOR plus 0.40% to 1.50% or a "base" rate. The base rate is determined based on the higher of the Prime Rate or the Federal Funds Rate plus 0.50% and a "base" rate margin of up to 0.50%. The rate of interest payable under a

"competitive bid" borrowing is based on one of two pricing options that we select. The pricing options are based on either LIBOR plus a competitive bid margin or an absolute rate, both determined in the competitive auction process.

        The Credit Agreement contains covenants that require us, among other things, to maintain certain leverage and fixed charge ratios. The Credit Agreement also places restrictions on the Company related to 1) the incurrence of liens on our assets and indebtedness by our subsidiaries, 2) sales, consolidations and mergers, 3) transactions with affiliates and 4) certain common stock repurchase transactions. In addition, the Credit Agreement provides for 1) acceleration of amounts due, including the nonpayment of amounts due pursuant to the Credit Agreement on a timely basis and the acceleration of other indebtedness greater than $25 million, 2) customary events of default and 3) termination in the event of a change in control of the Company. Changes in the ratings of the senior unsecured long-term debt do not represent an event of default, accelerate repayment of outstanding borrowings or alter any other terms of the Credit Agreement. At July 30, 2005, we were in compliance with the covenants and terms of the Credit Agreement.

        In May 1998, we issued $250 million of unsecured senior notes and debentures to the public. This debt is comprised of $125 million of 6.65% senior notes, due 2008 and $125 million of 7.125% senior debentures, due 2028. Interest on the securities is payable semiannually. Based upon quoted prices, the fair value of our senior notes and debentures aggregated $273.9 million as of July 30, 2005 and $268.3 million as of July 31, 2004.

        Our unsecured senior notes and debentures contain covenants related primarily to 1) limitations on liens on Company assets, 2) timely payment of principal and interest and 3) matters related to corporate organization. In addition, the unsecured senior notes and debentures provide for customary events of default and acceleration of amounts due, including the nonpayment of amounts due and the acceleration of other indebtedness greater than $15 million.

        The significant components of interest expense are as follows:

	Years Ended
	July 30, 2005	July 31, 2004	August 2, 2003
	(in thousands)
Credit Agreement	$560	$422	$430
Senior notes	8,308	8,308	8,308
Senior debentures	8,904	8,904	8,904
Credit Card Facility	5,243	1,778	—
Debt issue cost amortization and other	1,269	1,679	1,298

Total interest expense	24,284	21,091	18,940

Less:
Interest income	6,556	2,132	1,245
Capitalized interest	5,350	3,036	1,425

Interest expense, net	$12,378	$15,923	$16,270

NOTE 6. Common Shareholders' Equity

        Authorized Capital.    On September 15, 1999, our shareholders approved a proposal to amend our Restated Certificate of Incorporation to increase our authorized capital to 250 million shares of common stock consisting of 100 million shares of Class A Common Stock, 100 million shares of Class B Common Stock, 50 million shares of a new Class C Common Stock (having one-tenth [1/10] of one vote per share) and 50 million shares of preferred stock.

        Common Stock.    Common stock is entitled to dividends if and when declared by the Board of Directors and each share of Class A and Class B Common Stock outstanding carries one vote. Holders of Class A Common Stock have the right to elect up to 18% of the Board of Directors and holders of Class B Common Stock have the right to elect at least 82% of the Board of Directors. The Class A Common Stock and Class B Common Stock are identical in all other respects. Holders of common stock have no cumulative voting, conversion, redemption or preemptive rights.

        Cash dividend program.    In the second quarter of 2005, our Board of Directors increased our quarterly cash dividend from $0.13 per share to $0.15 per share. In 2005, we declared dividends aggregating $28.4 million, of which dividends payable of $7.3 million were included in accrued liabilities in the accompanying consolidated balance sheet as of July 30, 2005 and were paid in August 2005.

        Stock Repurchase Program.    In prior years, our Board of Directors authorized various stock repurchase programs and increases in the number of shares subject to repurchase. In 2005, we repurchased 58,504 shares at an average price of $52.74. In 2004, we repurchased 175,600 shares at an average purchase price of $40.01 during the first quarter and 10,450 shares at an average price of $50.48 during the fourth quarter. As of July 30, 2005, approximately 1.2 million shares remain available for repurchase under our stock repurchase programs.

        Shareholder Rights Plan.    In October 1999, we adopted a shareholder rights plan designed to ensure that our shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive takeover tactics to gain control of the Company without paying all shareholders a fair price. The rights plan was not adopted in response to any specific takeover proposal.

        Under the rights plan, one right (Right) is attached to each share of The Neiman Marcus Group, Inc. Class A, Class B and Class C Common Stock. Each Right will entitle the holder to purchase one one-thousandth of a share of a corresponding series of participating preferred stock, with a par value of $.01 per share, at an exercise price of $100.00 per one one-thousandth of a share of such series. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 15% or more of the shares of Class B Common Stock or 15% or more of total number of shares of Common Stock outstanding. The Rights expire on October 6, 2009 if not earlier redeemed or exchanged.

        Common Stock Incentive Plans.    We have established common stock incentive plans allowing for the granting of 1) stock options, 2) stock appreciation rights, 3) restricted stock and stock units (restricted stock awards) and 4) other stock-based awards to our employees. At July 30, 2005, there were 1.1 million shares of common stock available for grant under our common stock incentive plans.

        In 2005, 2004 and 2003, we made stock-based awards in the form of 1) restricted stock awards for which there was no exercise price payable by the employee, 2) purchased restricted stock awards for which the exercise price was equal to 50% of the fair value of our common stock on the date of grant and 3) matching restricted stock awards pursuant to which restricted stock awards were granted equal to qualifying stock purchases by the employees. In 2005, the restricted stock and purchased restricted stock awards aggregated 261,998 shares at a weighted-average exercise price of $23.82 as of the grant date. In 2004, the restricted stock and purchased restricted stock awards aggregated 254,757 shares at a weighted-average exercise price of $15.89 as of the grant date. In 2003, the restricted stock and purchased restricted stock awards aggregated 105,110 shares at a weighted-average exercise price of $8.88 as of the grant date.

        Compensation cost for restricted stock and purchased restricted stock awards is recognized in an amount equal to the difference between the exercise price of the award and fair value at the date of grant. We record such expense on a straight-line basis over the expected life of the award with the offsetting entry to additional paid-in capital. For performance accelerated restricted stock, the expected life is determined based on our best estimate of the number of years from the grant date to the date at which it is probable that the performance targets will be met (four or five years, depending on the grant). Compensation cost is calculated as if all instruments granted that are subject only to a service requirement will vest. Compensation expense related to restricted stock grants was $5.0 million in 2005, $3.1 million in 2004 and $2.4 million in 2003.

        A summary of the status of our common stock incentive plans as of July 30, 2005, July 31, 2004 and August 2, 2003 and changes during the fiscal years ended on those dates are presented in the following table:

	July 30, 2005		July 31, 2004		August 2, 2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,009,155	$33.35	3,079,705	$29.54	2,894,300	$28.59
Granted	569,161	56.89	903,650	43.33	822,525	30.93
Exercised	(376,140)	28.38	(780,600)	29.34	(392,300)	25.96
Canceled	(151,321)	38.87	(193,600)	35.16	(244,820)	28.93

Outstanding at end of year	3,050,855	$38.12	3,009,155	$33.37	3,079,705	$29.54

Exercisable at year end	717,890	$28.76	713,110	$28.68	1,012,790	$29.39

        Options outstanding at July 30, 2005 were granted at prices (not less than 100% of the fair market value on the date of the grant) varying from $15.38 to $60.83. Options granted during 2005 and 2004 cliff vest on the third anniversary of the grant and expire six years from the grant date. Options granted prior to 2003 vest ratably over five years and expire after ten years. There were 149 employees with options outstanding at July 30, 2005.

        The following table summarizes information about our stock options as of July 30, 2005:

Options Outstanding				Options Exercisable
Range Of Exercise Prices	Shares Outstanding At July 30, 2005	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Outstanding At July 30, 2005	Weighted- Average Exercise Price
$15.38-$29.19	605,390	4.9	$24.67	434,590	$24.70
$30.35-$36.50	1,113,825	3.8	$32.56	283,300	35.00
$43.05-$53.08	784,850	4.2	$43.31	—	—
$55.95-$60.83	546,790	5.2	$56.89	—	—

	3,050,855	4.4	$38.12	717,890	$28.76

NOTE 7. Income Taxes

        The significant components of income tax expense are as follows:

	Years Ended
	July 30, 2005	July 31, 2004	August 2, 2003
	(in thousands)
Current:
Federal	$148,079	$93,963	$64,758
State	13,206	3,328	6,854
Foreign	307	367	192

	161,592	97,658	71,804

Deferred:
Federal	(13,303)	21,177	6,944
State	(1,802)	2,097	500

	(15,105)	23,274	7,444

Income tax expense	$146,487	$120,932	$79,248

        A reconciliation of income tax expense to the amount calculated based on the federal and state statutory rates is as follows:

	Years Ended
	July 30, 2005	July 31, 2004	August 2, 2003
	(in thousands)
Income tax expense at statutory rate	$139,702	$115,260	$72,044
State income taxes, net of federal income tax benefit	14,006	12,925	7,354
Tax benefit related to favorable state tax settlements and reductions in deferred tax liabilities	(7,585)	(7,500)	—
Other	364	247	(150)

Total	$146,487	$120,932	$79,248

        Our effective income tax rate was 36.7% for 2005, 36.7% for 2004 and 38.5% for 2003. In the fourth quarter of 2005, we recognized tax benefits aggregating $7.6 million related to a favorable settlement associated with previous state tax filings and reductions in previously recorded deferred tax liabilities. Excluding these benefits, our effective tax rate was 38.6% for 2005. In the second quarter of 2004, we also recognized a tax benefit of $7.5 million related to favorable settlements associated with previous state tax filings. Excluding this benefit, our effective tax rate was 39.0% for 2004.

        Significant components of our net deferred income tax asset are as follows:

	July 30, 2005	July 31, 2004
	(in thousands)
Deferred income tax assets:
Accruals and reserves	$24,140	$27,618
Employee benefits	52,794	42,891
Pension obligation	6,327	—
Other	2,035	2,629

Total deferred tax assets	85,296	73,138

Deferred income tax liabilities:
Inventory	(11,674)	(10,951)
Depreciation and amortization	(39,343)	(49,133)
Pension obligation	—	(17,517)
Other	(3,610)	(6,840)

Total deferred tax liabilities	(54,627)	(84,441)

Net deferred income tax asset (liability)	$30,669	$(11,303)

Net deferred income tax asset (liability):
Current	$17,783	$9,078
Non-current	12,886	(20,381)

Total	$30,669	$(11,303)

        The net deferred tax asset of $30.7 million at July 30, 2005 increased $42.0 million from a $11.3 million net deferred tax liability at July 31, 2004. This increase was comprised of a deferred tax benefit of $15.1 million in 2005 and $26.9 million charged directly to other comprehensive loss in the statement of shareholders' equity, primarily related to the decrease in the funded position of the Pension Plan (as more fully described in Note 8). We believe it is more likely than not that it will realize the benefits of our recorded deferred tax assets.

NOTE 8. Employee Benefit Plans

        Description of Benefit Plans.    We sponsor a defined benefit pension plan (Pension Plan) covering substantially all full-time employees. We also sponsor an unfunded supplemental executive retirement plan (SERP Plan) which provides certain employees additional pension benefits. Benefits under both plans are based on the employees' years of service and compensation over defined periods of employment.

        Retirees and active employees hired prior to March 1, 1989 are eligible for certain limited postretirement health care benefits (Postretirement Plan) if they meet certain service and minimum age requirements. The cost of these benefits is accrued during the years in which an employee provides services. We paid postretirement health care benefit claims of $1.7 million during 2005, $1.8 million during 2004 and $2.3 million during 2003.

        We have a qualified defined contribution 401(k) plan, which covers substantially all employees. Employees make contributions to the plan and we match an employee's contribution up to a maximum of 6% of the employee's compensation subject to statutory limitations. We also sponsor an unfunded key employee deferred compensation plan, which provides certain employees additional benefits, a profit sharing and a defined contribution retirement plan for employees of Kate Spade LLC and a qualified defined contribution 401(k) plan for employees of Gurwitch Products, LLC. Our aggregate expense related to these plans were approximately $10.8 million for 2005, $9.5 million for 2004 and $9.3 million for 2003.

        Costs of Benefits.    The components of the expenses we incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Years Ended
	July 30, 2005	July 31, 2004	August 2, 2003
	(in thousands)
Pension Plan:
Service cost	$12,785	$10,827	$9,110
Interest cost	18,544	16,484	15,196
Expected return on plan assets	(19,307)	(16,527)	(14,591)
Net amortization of losses and prior service costs	4,835	3,192	407

Pension Plan expense	$16,857	$13,976	$10,122

SERP Plan:
Service cost	$1,445	$1,345	$1,159
Interest cost	4,057	3,849	3,700
Net amortization of losses and prior service costs	1,535	1,444	1,181

SERP Plan expense	$7,037	$6,638	$6,040

Postretirement Plan:
Service cost	$57	$81	$92
Interest cost	1,168	1,570	1,614
Net amortization of losses	75	450	322

Postretirement expense	$1,300	$2,101	$2,028

        Benefit Obligations.    Our obligations for the Pension Plan, SERP Plan and Postretirement Plan are valued annually as of the beginning of each fiscal year. With respect to the Pension Plan and the SERP Plan, our obligations consist of both a projected benefit obligation (PBO) and an accumulated benefit obligation (ABO). The PBO represents the actuarial present value of benefits ultimately payable to plan participants for both past and future services expected to be provided by the plan participants to the Company. The ABO represents the actuarial present value of benefits payable to plan participants for only services rendered at the valuation date. Our obligations pursuant to our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	2005	2004	2005	2004	2005	2004
	(in thousands)
Projected benefit obligations:
Beginning of year	$281,423	$244,997	$65,864	$57,638	$20,994	$24,907
Service cost	12,785	10,827	1,445	1,345	57	81
Interest cost	18,544	16,484	4,057	3,849	1,168	1,570
Actuarial loss (gain)	56,400	16,829	8,826	4,713	(5,344)	(4,378)
Benefits paid, net	(7,718)	(7,714)	(1,933)	(1,681)	(1,120)	(1,186)

End of year	$361,434	$281,423	$78,259	$65,864	$15,755	$20,994

Accumulated benefit obligations:
Beginning of year	$240,082	$207,834	$56,209	$49,082
End of year	$304,063	$240,082	$65,028	$56,209

        A summary of expected benefit payments related to our Pension Plan, SERP Plan and Postretirement Plan is as follows:

	Pension Plan	SERP Plan	Postretirement Plan
	(in thousands)
Fiscal year 2006	$9,665	$2,557	$1,258
Fiscal year 2007	10,427	2,737	1,126
Fiscal year 2008	11,335	2,766	1,129
Fiscal year 2009	12,346	3,062	1,143
Fiscal year 2010	13,392	3,586	1,140
Fiscal years 2011-2015	$87,648	$22,528	$5,511

        Actuarial Assumptions.    Significant assumptions related to the calculation of our obligations pursuant to our employee benefit plans include the discount rate used to calculate the actuarial present value of benefit obligations to be paid in the future, the expected long-term rate of return on assets held by the Pension Plan, the average rate of compensation increase by Pension Plan and SERP Plan participants and the health care cost trend rate for the Postretirement Plan. We review these actuarial assumptions annually based upon currently available information. The assumptions we utilized in calculating the projected benefit obligations and periodic expense of our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	August 1, 2005	August 1, 2004	August 1, 2003
Pension Plan:
Discount rate	5.50%	6.25%	6.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of future compensation increase	4.50%	4.50%	4.50%
SERP Plan:
Discount rate	5.50%	6.25%	6.50%
Rate of future compensation increase	4.50%	4.50%	4.50%
Postretirement Plan:
Discount rate	5.50%	6.25%	6.50%
Initial health care cost trend rate	9.00%	10.00%	11.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%

        Discount rate.    The assumed discount rate utilized is based, in part, upon the Moody's Aa corporate bond yield as of the measurement date and the expected timing of cash outlays for plan benefits. The discount rate is utilized principally in calculating the actuarial present value of our obligations and periodic expense pursuant to our employee benefit plans. At August 1, 2005, the discount rate was 5.50%. As a result of the decrease in the discount rate from 6.25% at August 1, 2004 to 5.50% at August 1, 2005, the projected benefit obligations related to our employee benefit plans increased $54.6 million.

        The estimated effect of a 0.25% decrease in the discount rate would increase the Pension Plan obligation by $15.0 million and increase annual Pension Plan expense by $1.7 million. The estimated effect of a 0.25% decrease in the discount rate would increase the SERP Plan obligation by $2.8 million and increase the SERP Plan annual expense by $0.3 million. The estimated effect of a 0.25% decrease in the discount rate would increase the Postretirement Plan obligation by $0.4 million and increase the Postretirement Plan annual expense by an immaterial amount.

        Expected long-term rate of return on plan assets.    The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligation. During 2005, we utilized 8.0% as the expected long-term rate of return on plan assets. We periodically evaluate the allocation between investment categories of the assets held by the Pension Plan. We base the expected average long-term rate of return on assets principally on the counsel of our outside actuaries and advisors. This rate is utilized primarily in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year's annual pension expense is not affected. Rather this gain reduces future pension expense over a period of approximately 12 to 18 years. To the extent the actual rate of return on assets is less than the assumed rate, that year's annual pension expense is likewise not affected. Rather this loss increases pension expense over approximately 12 to 18 years.

        Rate of future compensation increase.    The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees. We utilized a rate of 4.5% for the periods beginning July 31, 2005. This rate is utilized principally in calculating the obligation and annual expense for the Pension and SERP Plans. The estimated effect of a 0.25% increase in the assumed rate of compensation increase would increase the projected benefit obligation for the Pension Plan by $2.3 million and increase annual pension expense by $0.5 million. The estimated effect of a 0.25% increase in the assumed rate of compensation increase would increase the SERP Plan projected benefit obligation by $0.9 million and increase the SERP Plan annual expense by $0.2 million.

        Health care cost trend rate.    The assumed health care cost trend rate represents our estimate of the annual rates of change in the costs of the health care benefits currently provided by the Postretirement Plan. The health care cost trend rate implicitly considers estimates of health care inflation, changes in health care utilization and delivery patterns, technological advances and changes in the health status of the plan participants. We utilized a health care cost trend rate of 9% as of August 1, 2005, trending down over time to an ultimate health care cost trend rate of 5%. If the assumed health care cost trend rate were increased one percentage point, Postretirement Plan costs for 2005 would have been $0.1 million higher and the accumulated postretirement benefit obligation as of July 30, 2005 would have been $1.6 million higher. If the assumed health care trend rate were decreased one percentage point, Postretirement Plan costs for 2005 would have been $0.1 million lower and the accumulated postretirement benefit obligation as of July 30, 2005 would have been $1.4 million lower.

        Effect of Medicare Subsidy on Postretirement Plan.    In December 2003, the U.S. Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) that will provide a prescription drug subsidy, beginning in 2006, to companies that sponsor postretirement health care plans that provide drug benefits. Based upon the provisions of the legislation enacted in January 2005, we reviewed the provisions of our Postretirement Plan with our actuaries to determine whether the benefits offered by our plan meet the statutory definition of "actuarially equivalent" prescription drug benefits that qualify for the federal subsidy. Based upon this review, we believe that our benefits qualify for the subsidy. We expect to avail ourselves of the benefit of the subsidy although we are still evaluating the manner in which we and/or the participants in the Postretirement Plan will receive the subsidy. We estimate the annual federal subsidy to be received in the next ten years under the Act to be approximately $0.2 million.

        In accordance with the provisions of the FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," we revalued our projected benefit obligation as of January 31, 2005 1) to incorporate the benefit associated with the federal subsidy we expect to receive and 2) to reduce the discount rate to 5.75%. The revised obligation as of January 31, 2005 was approximately $19.1 million, reflecting a reduction of approximately $2.6 million for the impact of the federal subsidy, offset by an increase of approximately $0.8 million for the change in discount rate.

        Funding Policy and Plan Assets.    Our policy is to fund the Pension Plan at or above the minimum required by law. We made the following contributions to our Pension Plan:

	2005	2004	2003
	Voluntary	Voluntary	Required	Voluntary
	(in millions)
Plan Year Ended:
July 31, 2005	$—	$—	$—	$—
July 31, 2004	20.0	15.0	—	—
July 31, 2003	—	30.0	5.8	—
July 31, 2002	—	—	11.5	13.5

Total	$20.0	$45.0	$17.3	$13.5

        Based upon currently available information, we will not be required to make contributions to the Pension Plan for the plan year ended July 31, 2005.

        Assets held by the Pension Plan are invested in accordance with the provisions of our approved investment policy. The asset allocation for our Pension Plan at the end of 2005 and the target allocation for 2006, by asset category, are as follows:

	Pension Plan
	Allocation at July 31, 2005	2006 Target Allocation
Equity Securities	68%	80%
Fixed Income Securities	30%	20%
Cash and Equivalents	2%	—

Total	100%	100%

        The Pension Plan's strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments.

        Changes in the assets held by the Pension Plan in 2005 and 2004 are as follows:

	2005	2004
	(in thousands)
Fair value of assets at beginning of year	$243,097	$183,044
Actual return on assets	32,888	22,767
Company contributions	20,000	45,000
Benefits paid	(7,718)	(7,714)

Fair value of assets at end of year	$288,267	$243,097

        Funded Status.    The funded status of our Pension Plan, SERP Plan and Postretirement Plan is as follows:

	Pension Plan		SERP Plan		Postretirement Plan
	2005	2004	2005	2004	2005	2004
	(in thousands)
Projected benefit obligation	$361,434	$281,423	$78,259	$65,864	$15,755	$20,994
Fair value of plan assets	288,267	243,097	—	—	—	—

Excess of projected benefit obligation over fair value of plan assets	(73,167)	(38,326)	(78,259)	(65,864)	(15,755)	(20,994)
Unrecognized net actuarial loss (gain)	121,862	83,599	25,160	17,316	(2,515)	2,859
Unrecognized prior service (income) cost	(155)	(190)	2,619	3,172	161	206
Unrecognized net obligation at transition	157	471	—	—	—	—

Prepaid asset (accrued obligation)	$48,697	$45,554	$(50,480)	$(45,376)	$(18,109)	$(17,929)

Accumulated benefit obligation	$304,063	$240,082	$65,028	$56,209
Fair value of plan assets	288,267	243,097	—	—

(Deficiency) excess of assets over obligation	$(15,796)	$3,015	$(65,028)	$(56,209)

        Our Pension Plan and SERP Plan obligations and funded status of such plans are recognized in our consolidated balance sheets as follows:

	Pension Plan		SERP Plan
	2005	2004	2005	2004
	(in thousands)
Prepaid asset (accrued obligation)	$48,697	$45,554	$(50,480)	$(45,376)
Intangible asset	(2)	—	(2,619)	(3,172)
Other comprehensive loss—additional minimum liability	(64,491)	—	(11,929)	(7,661)

Net (accrued) prepaid benefit obligation in the consolidated balance sheets	$(15,796)	$45,554	$(65,028)	$(56,209)

        In 2005, the accumulated benefit obligation exceeded the fair value of the assets held by the Pension Plan, which required us to record additional minimum liabilities of $64.5 million related to the Pension Plan and $3.7 million related to the SERP Plan. In recording the additional minimum liabilities, we reduced shareholders' equity by $68.8 million ($42.2 million, net of tax).

        In 2004, the fair value of the assets held by the Pension Plan exceeded the accumulated benefit obligation. As a result, the previously recorded additional minimum liability was reversed and shareholders' equity increased by $38.8 million ($23.8 million, net of tax). The additional minimum liability for the SERP Plan increased by $2.2 million and reduced shareholders' equity by $1.8 million, net of tax.

        The projected benefit obligation of the Pension Plan exceeded the plan's assets by $73.2 million in 2005 and $38.3 million in 2004. The underfunded status is reflected in our consolidated balance sheets as follows:

	2005	2004
Prepaid pension contribution reflected in the consolidated balance sheets and not yet charged to expense	$48,697	$45,554
Liability charged to shareholders' equity and not yet recognized in expense	(64,491)	—
Liability reflected in other assets and not yet charged to expense	(2)	—
Unrecognized liability not yet recognized in expense	(57,371)	(83,880)

Underfunded status	$(73,167)	$(38,326)

        The unrecognized liability of $57.4 million for the Pension Plan at July 30, 2005 relates primarily to the delayed recognition of differences between our actuarial assumptions and actual results. In addition, we had cumulative unrecognized liabilities for the SERP Plan and Postretirement Plan aggregating $25.4 million at July 30, 2005.

NOTE 9. Loss on Disposition of Chef's Catalog

        In November 2004, we sold our Chef's Catalog direct marketing business to a private equity firm. Chef's Catalog is a multi-channel retailer of professional-quality kitchenware with revenues of approximately $73 million in fiscal year 2004. At October 30, 2004, Chef's Catalog had net tangible assets, primarily inventory, of $12.5 million and net intangible assets of $17.2 million. We received proceeds, net of selling costs, of $14.4 million from the sale. As the carrying value of the Chef's Catalog assets exceeded the net proceeds from the sale, we incurred a pretax loss of $15.3 million in the first quarter of 2005 related to the disposition of Chef's Catalog.

NOTE 10. Commitments and Contingencies

        Leases.    We lease certain property and equipment under various non-cancelable capital and operating leases. The leases provide for monthly fixed rentals and/or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs. Generally, the leases have primary terms ranging from one to 99 years and include renewal options ranging from five to 80 years.

        Rent expense under operating leases is as follows:

	Years Ended
	July 30, 2005	July 31, 2004	August 2, 2003
	(in thousands)
Minimum rent	$42,300	$37,600	$37,300
Contingent rent	23,800	20,300	16,500

Total rent expense	$66,100	$57,900	$53,800

        Future minimum rental commitments, excluding renewal options, under capital leases and non-cancelable operating leases are as follows: 2006—$44.1 million; 2007—$44.2 million; 2008—$44.3 million; 2009—$44.4 million; 2010—$42.3 million; all years thereafter—$555.1 million.

        Common area maintenance costs were $12.6 million for 2005, $11.9 million for 2004 and $12.5 million for 2003.

        Investments in Brand Development Companies.    Our investments in and relationships with our Brand Development Companies are governed by operating agreements that provide for an orderly transition process in the event any investor wishes to sell its interest, or purchase another investor's interest. Among other things, these operating agreements contain currently exercisable put option provisions entitling each minority investor to put their interest to us, and currently exercisable call option provisions entitling us to purchase each minority investor's interest, at a purchase price mutually agreed to by the parties. The purchase price will be determined, in the case of the Gurwitch interests, by one or more nationally recognized investment banking firms and, in the case of the Kate Spade interests, by the parties or, in the event the parties are unable to agree on a mutually acceptable price, by a mutually acceptable nationally recognized investment banking firm, subject to certain conditions. We may elect, in certain circumstances, to defer the consummation of a put option for a period of six months by cooperating with the other investors in seeking either a sale of the Brand Development Company to a third party or a public offering of the Brand Development Company's securities. If a sale to a third party or public offering of the Brand Development Company's securities is not consummated within six months after the exercise of the put option (which period may be automatically extended for an additional two months if a registration statement for the Brand Development Company is filed with the Securities and Exchange Commission), we are obligated to consummate the put option. Under the terms of the Kate Spade operating agreement, such consummation shall occur within thirty days after the determination of the valuation with respect to the exercise of the put option.

        Recently, we have been in extensive discussions with the minority investors of Kate Spade LLC regarding certain strategic alternatives, including the possible sale of such company. However, while such discussions are ongoing, no assurance can be given that they will ultimately lead to any transaction.

        Litigation.    We are currently involved in various legal actions and proceedings that arose in the ordinary course of business. We believe that any liability arising as a result of these actions and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

        On May 4, 2005, a purported class action complaint, NECA-IBEW Pension Fund (The Decatur Plan) v. The Neiman Marcus Group, Inc. et al. (CA No. 3-05 CV-0898B), was filed by a putative stockholder in federal court in the Northern District of Texas against The Neiman Marcus Group, Inc. and its directors challenging the proposed merger. An amended complaint was filed on July 25, 2005. The amended complaint alleges a cause of action for breach of fiduciary duty against us and our directors, claiming, among other things, that the defendants are endeavoring to complete the sale of The Neiman Marcus Group Inc. and its assets at a grossly inadequate and unfair price and pursuant to an unfair process that fails to maximize shareholder value. In addition, the amended complaint alleges that the directors are not independent and breached their fiduciary duties in connection with the approval of the merger by, among other things, tailoring the transaction to serve the interests of the defendants and the family of Richard A. Smith, chairman of our board of directors and our largest stockholder, rather than structuring the merger to obtain the highest price for stockholders, depriving public stockholders of the value of certain assets (including the credit card business and our third quarter 2005 profits), failing to realize the financial benefits from the sale of the credit card business, not engaging in a fair process of negotiating at arm' s length, including provisions precluding superior competing bids (including a termination fee and no solicitation provision) and structuring a preferential deal for insiders. The amended complaint further claims that our financial advisor had a conflict of interest by also acting as a financing source for the merger, and that our proxy statement in respect of the merger allegedly omitted material information purportedly necessary to ensure a fully informed shareholder vote. The amended complaint currently seeks, among other things, injunctive relief to enjoin the consummation of the merger, to rescind any actions taken to effect the merger, to direct the defendants to sell or auction The Neiman Marcus Group, Inc. for the highest possible price, and to impose a constructive trust in favor of plaintiffs upon any benefits improperly received by defendants.

        The lawsuit is in its preliminary stage and we expect to file a motion to dismiss the lawsuit in October 2005. While we believe that the lawsuit is without merit and intend to defend vigorously against it, there can be no assurance that it will not adversely affect our business, including the merger and related transactions.

        Other.    We had approximately $16.9 million of outstanding irrevocable letters of credit relating to purchase commitments and insurance and other liabilities at July 30, 2005. We had approximately $4.1 million in surety bonds at July 30, 2005 relating primarily to merchandise imports, state sales tax and utility requirements.

NOTE 11. Earnings Per Share

        The weighted average shares used in computing basic and diluted earnings per share (EPS) are presented in the table below. We made no adjustments to net earnings for the computations of basic and diluted EPS during the periods presented.

	Years Ended
	July 30, 2005	July 31, 2004	August 2, 2003
	(in thousands of shares)
Weighted average shares outstanding	48,885	48,349	47,750
Less shares of non-vested restricted stock	(555)	(352)	(288)

Shares for computation of basic EPS	48,330	47,997	47,462
Effect of dilutive stock options and restricted stock	1,201	876	333

Shares for computation of diluted EPS	49,531	48,873	47,795

Shares represented by antidilutive stock options	142	8	1,469

        Antidilutive stock options are not included in the computation of diluted EPS because the exercise price of those options is greater than the average market price of the common shares.

NOTE 12. Accumulated Other Comprehensive Income (Loss)

        The following table shows the components of accumulated other comprehensive income (loss):

	July 30, 2005	July 31, 2004	August 2, 2003
	(in thousands)
Unrealized (loss) gain on financial instruments	$(1,114)	$(546)	$744
Minimum pension liability adjustments	(46,921)	(4,673)	(26,744)
Other	1,005	683	427

Total accumulated other comprehensive (loss) income	$(47,030)	$(4,536)	$(25,573)

NOTE 13. Segment Reporting

        We have identified two reportable segments: Specialty Retail Stores and Direct Marketing. The Specialty Retail Stores segment includes all Neiman Marcus and Bergdorf Goodman retail stores, including Neiman Marcus clearance stores. The Direct Marketing segment conducts both print catalog and online operations under the Neiman Marcus, Bergdorf Goodman and Horchow brand names. Other includes the operations of Kate Spade LLC and Gurwitch Products, LLC.

        Both the Specialty Retail Stores and Direct Marketing segments, as well as Kate Spade LLC and Gurwitch Products, LLC, derive their revenues from the sales of high-end fashion apparel, accessories, cosmetics and fragrances from leading designers, precious and fashion jewelry and decorative home accessories.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Our senior management evaluates the performance of our assets on a consolidated basis. Interest expense is not allocated by segment.

        The following tables set forth the information for our reportable segments:

	Years Ended
	July 30, 2005	July 31, 2004	August 2, 2003
	(in thousands)
REVENUES
Specialty Retail Stores	$3,102,952	$2,850,088	$2,507,045
Direct Marketing	592,122	570,626	493,473
Other	126,850	104,057	79,835

Total	$3,821,924	$3,524,771	$3,080,353

OPERATING EARNINGS
Specialty Retail Stores	$377,772	$310,579	$198,201
Direct Marketing	75,178	61,307	45,754
Other	14,088	12,989	9,011

Subtotal	467,038	384,875	252,966
Corporate expenses	(46,334)	(35,786)	(30,856)
Loss on disposition of Chef's Catalog	(15,348)	—	—
Gain on Credit Card Sale	6,170	—	—
Impairment and other charges	—	(3,853)	—

Total	$411,526	$345,236	$222,110

CAPITAL EXPENDITURES
Specialty Retail Stores	$176,519	$101,101	$120,867
Direct Marketing	13,736	13,319	6,761
Other	12,280	6,053	1,940

Total	$202,535	$120,473	$129,568

DEPRECIATION EXPENSE
Specialty Retail Stores	$94,386	$88,265	$72,055
Direct Marketing	9,203	8,058	8,692
Other	4,098	2,719	2,131

Total	$107,687	$99,042	$82,878

NOTE 14. Quarterly Financial Information (Unaudited)

	Year Ended July 30, 2005
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter		Total
	(in millions, except for per share data)
Revenues	$907.9		$1,129.2	$933.4	$851.4		$3,821.9

Gross profit	$353.2		$367.2	$357.2	$250.1		$1,327.8

Net earnings	$64.1	(1)	$70.6	$79.8	$34.3	(2)	$248.8

Earnings per share:
Basic	$1.33		$1.46	$1.65	$0.71		$5.15

Diluted	$1.30		$1.43	$1.61	$0.68		$5.02

	Year Ended July 31, 2004
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter		Total
	(in millions, except for per share data)
Revenues	$818.8	$1,048.4		$873.2	$784.5		$3,524.8

Gross profit	$308.4	$329.4		$328.5	$231.2		$1,197.5

Net earnings	$56.2	$59.2	(3)	$68.8	$20.6	(4)	$204.8

Earnings per share:
Basic	$1.18	$1.23		$1.43	$0.43		$4.27

Diluted	$1.16	$1.21		$1.40	$0.42		$4.19

(1)
Net earnings for the first quarter of 2005 includes a pretax loss of $15.3 million related to the disposition of Chef's Catalog.

(2)
Net earnings for the fourth quarter of 2005 includes a pretax gain of $6.2 million related to the sale of our credit card portfolio, tax benefits aggregating $7.6 million related to favorable settlements associated with previous state tax filings and reductions in previously recorded deferred tax liabilities.

(3)
Net earnings for the second quarter of 2004 reflect a $7.5 million tax benefit related to favorable settlements associated with previous state tax filings.

(4)
Net earnings for the fourth quarter of 2004 include a $3.9 million pretax impairment charge related to the writedown to fair value in the net carrying value of the Chef's Catalog tradename intangible asset.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NEIMAN MARCUS GROUP, INC.
By:	/s/ NELSON A. BANGS Nelson A. Bangs Senior Vice President and General Counsel

Dated: September 15, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ BURTON M. TANSKY Burton M. Tansky	President and Chief Executive Officer, Director	September 15, 2005
/s/ JAMES E. SKINNER James E. Skinner	Senior Vice President and Chief Financial Officer (principal financial officer)	September 15, 2005
/s/ T. DALE STAPLETON T. Dale Stapleton	Vice President and Controller (principal accounting officer)	September 15, 2005
/s/ RICHARD A. SMITH Richard A. Smith	Chairman of the Board	September 15, 2005
/s/ ROBERT A. SMITH Robert A. Smith	Vice Chairman	September 15, 2005
/s/ BRIAN J. KNEZ Brian J. Knez	Vice Chairman	September 15, 2005
/s/ JOHN R. COOK John R. Cook	Director	September 15, 2005

/s/ GARY L. COUNTRYMAN Gary L. Countryman	Director	September 15, 2005
/s/ MATINA S. HORNER Matina S. Horner	Director	September 15, 2005
/s/ VINCENT M. O'REILLY Vincent M. O'Reilly	Director	September 15, 2005
/s/ WALTER J. SALMON Walter J. Salmon	Director	September 15, 2005
/s/ CARL SEWELL Carl Sewell	Director	September 15, 2005
/s/ DR. PAULA STERN Dr. Paula Stern	Director	September 15, 2005

SCHEDULE II

The Neiman Marcus Group, Inc.
Valuation and Qualifying Accounts and Reserves
(in thousands)

Three years ended July 30, 2005

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended July 30, 2005
Allowance for doubtful accounts (deducted from accounts receivable)	$10,078	$14,734	$(11,116	)(A)	$(13,366	)(B)	$330
Reserve for estimated sales returns	$31,487	$462,806	—		$(458,554	)(C)	$35,739
Year ended July 31, 2004
Allowance for doubtful accounts (deducted from accounts receivable)	$424	$7,639	$11,820	(D)	$(9,805	)(B)	$10,078
Reserve for estimated sales returns	$26,674	$388,357	$—		$(383,544	)(C)	$31,487
Year ended August 2, 2003
Allowance for doubtful accounts (deducted from accounts receivable)	$398	$33	$—		$(7	)(B)	$424
Reserve for estimated sales returns	$24,162	$327,580	$—		$(325,068	)(C)	$26,674

(A)
Reserve eliminated in connection with the sale of our proprietary credit card receivables.

(B)
Write-off of uncollectible accounts net of recoveries and other miscellaneous deductions.

(C)
Gross margin on actual sales returns, net of commissions.

(D)
Reserve established in connection with the transition from Off-Balance Sheet Accounting to Financing Accounting for our borrowings under our revolving credit card securitization program.

QuickLinks

THE NEIMAN MARCUS GROUP, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JULY 30, 2005 TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
LIQUIDITY AND CAPITAL RESOURCES
OTHER MATTERS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE NEIMAN MARCUS GROUP, INC. CONSOLIDATED BALANCE SHEETS
THE NEIMAN MARCUS GROUP, INC. CONSOLIDATED STATEMENTS OF EARNINGS
THE NEIMAN MARCUS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
THE NEIMAN MARCUS GROUP, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THE NEIMAN MARCUS GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
  SCHEDULE II