Form 10-Q
period 2005-10-29
NEIMAN MARCUS GROUP INC
filed 2005-12-08
CIK 819539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 29, 2005

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

YES ☐	NO ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

There were 900 shares of the registrant’s common stock, par value $.01 per share, outstanding at October 29, 2005.

THE NEIMAN MARCUS GROUP, INC.

INDEX

Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of October 29, 2005 (Successor), July 30, 2005 (Successor) and October 30, 2004 (Predecessor)

Condensed Consolidated Statements of Earnings for the Four Weeks Ended
October 29, 2005 (Successor), Nine Weeks Ended October 1, 2005 (Predecessor)
and Thirteen Weeks Ended October 30, 2004 (Predecessor)

Condensed Consolidated Statements of Cash Flows for the Four Weeks Ended
October 29, 2005 (Successor), Nine Weeks Ended October 1, 2005 (Predecessor)
and Thirteen Weeks Ended October 30, 2004 (Predecessor)

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

Signatures

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	October 29, 2005	July 30, 2005	October 30, 2004
	(Successor)	(Predecessor)	(Predecessor)
ASSETS
Current assets:
Cash and cash equivalents	$192,097	$853,482	$258,367
Reserved cash	134,734	—	—
Accounts receivable, net of allowance	39,940	29,886	641,236
Merchandise inventories	978,796	748,366	881,266
Other current assets	97,540	76,747	72,429
Total current assets	1,443,107	1,708,481	1,853,298

Property and equipment, net	1,114,363	855,009	776,665
Customer lists, net	462,964	—	—
Favorable lease commitments, net	385,201	—	—
Trademarks	1,734,236	56,642	56,642
Goodwill	1,725,330	14,872	14,872
Debt issuance costs	108,028	3,526	3,920
Other assets	13,186	22,130	52,678
Total assets	$6,986,415	$2,660,660	$2,758,075

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$347,810	$282,887	$293,344
Accrued liabilities	339,741	332,937	347,232
Notes payable and current maturities of long-term liabilities	5,700	1,450	4,200
Senior notes due 2008	134,734	—	—
Current portion of borrowings under Credit Card Facility	—	—	225,000
Total current liabilities	827,985	617,274	869,776

Long-term liabilities:
Asset-based revolving credit facility	150,000	—	—
Senior secured term loan facility	1,975,000	—	—
Senior debentures due 2028	120,565	124,823	124,817
Senior notes	700,000	—	—
Senior subordinated notes	500,000	—	—
Senior notes due 2008	—	124,957	124,945
Deferred real estate credits	1,319	86,575	70,587
Deferred income taxes	1,117,244	—	20,750
Other long-term liabilities	170,870	120,973	94,719
Total long-term liabilities	4,734,998	457,328	435,818

Minority interest	11,751	12,112	11,474

Predecessor:
Common stocks (par value $0.01 per share, issued 49,716,309 shares at July 30, 2005 and 49,576,284 shares at October 30, 2004)	—	497	496

Successor:
Common stock (par value $0.01 per share, issued 900 shares)	—	—	—

Additional paid-in capital	1,470,630	520,414	505,573
Carryover basis adjustment for management shareholders	(69,200)	—	—
Accumulated other comprehensive loss	(598)	(47,030)	(3,068)
Retained earnings	10,849	1,125,726	963,431
Treasury stock, at cost (0 shares, 768,731 shares and 764,631 shares)	—	(25,661)	(25,425)
Total shareholders’ equity	1,411,681	1,573,946	1,441,007
Total liabilities and shareholders’ equity	$6,986,415	$2,660,660	$2,758,075

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(in thousands)	Four weeks ended October 29, 2005	Nine weeks ended October 1, 2005	Thirteen weeks ended October 30, 2004
	(Successor)	(Predecessor)	(Predecessor)

Revenues	$324,790	$651,648	$907,936
Cost of goods sold including buying and occupancy costs	195,209	378,767	531,183
Selling, general and administrative expenses	79,200	161,035	227,104
Depreciation expense	9,709	19,960	24,386
Amortization of customer lists	3,378	—	—
Amortization of favorable lease commitments	1,559	—	—
Transaction and other costs	—	23,544	—
Loss on disposition of Chef’s Catalog	—	—	15,348

Operating earnings	35,735	68,342	109,915

Interest expense (income), net	17,285	(866)	4,037

Earnings before income taxes and minority interest	18,450	69,208	105,878

Income taxes	7,269	25,607	40,975

Earnings before minority interest	11,181	43,601	64,903

Minority interest in net (loss) earnings of subsidiaries	(332)	553	(787)

Net earnings	$10,849	$44,154	$64,116

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)	Four weeks ended October 29, 2005	Nine weeks ended October 1, 2005	Thirteen weeks ended October 30, 2004
	(Successor)	(Predecessor)	(Predecessor)
CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$10,849	$44,154	$64,116
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation	9,709	19,960	24,386
Amortization of debt issue costs	1,091	—	—
Amortization of customer lists and favorable lease commitments	4,937	—	—
Non-cash charges related to step-up in carrying value of inventory	7,481	—	—
Stock-based compensation charges	—	19,968	932
Deferred income taxes	(1,584)	(7,327)	—
Loss on disposition of Chef’s Catalog	—	—	15,348
Minority interest	332	(553)	787
Other, primarily costs related to defined benefit pension and other long-term benefit plans	2,706	1,656	7,298
	35,521	77,858	112,867
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,677)	(7,377)	(89,549)
Increase in merchandise inventories	(27,112)	(173,829)	(160,989)
Decrease (increase) in other current assets	1,032	6,164	(1,377)
(Increase) decrease in other assets	—	(2,274)	15,187
Increase in accounts payable and accrued liabilities	14,204	114,604	65,401
Payment of deferred compensation and stock-based awards	(12,901)	—	—
Increase (decrease) in deferred real estate credits	1,319	4,289	(1,311)
Net cash provided by (used for) operating activities	9,386	19,435	(59,771)

CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(23,011)	(26,311)	(50,568)
Increase in reserved cash	(134,734)	—	—
Acquisition of The Neiman Marcus Group, Inc.	(5,152,939)	—	—
Net cash used for investing activities	(5,310,684)	(26,311)	(50,568)

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from borrowings on lines of credit	3,500	5,750	2,750
Repayment of borrowings on lines of credit	(4,250)	(750)	—
Borrowings under asset-based revolving credit facility	150,000		—
Borrowings of senior term loan facility	1,975,000		—
Borrowings of senior and subordinated debt	1,200,000	—	—
Debt issuance costs paid	(102,854)
Cash equity contributions	1,427,739	—	—
Acquisitions of treasury stock	—	—	(2,851)
Proceeds from stock-based compensation awards	—	—	6,864
Cash dividends paid	—	(7,346)	(6,314)
Distribution paid	—	—	(110)
Net cash provided by (used for) financing activities	4,649,135	(2,346)	339

CASH AND CASH EQUIVALENTS
Decrease during the period	(652,163)	(9,222)	(110,000)
Beginning balance	844,260	853,482	368,367
Ending balance	$192,097	$844,260	$258,367
Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$24	$207	$1,170
Income taxes	$275	$10,693	$2,311
Noncash activities:
Equity contribution from Parent	$25,000	$—	$—
Equity contribution from management shareholders	$17,891	$—	$—

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.               Basis of Presentation

The Neiman Marcus Group, Inc. was acquired on October 6, 2005 through a merger transaction with Newton Acquisition  Merger Sub, Inc., a wholly-owned subsidiary of Newton Acquisition, Inc. (Parent). The Parent was formed by investment funds affiliated with Texas Pacific Group and Warburg Pincus (the Sponsors). The acquisition was accomplished through the merger of Newton Acquisition Merger Sub, Inc. with and into The Neiman Marcus Group, Inc. (Company) with The Neiman Marcus Group, Inc. being the surviving company (the Acquisition). Subsequent to the Acquisition, we are a subsidiary of the Parent, which is controlled by Newton Holding, LLC.  Although we continued as the same legal entity after the Acquisition, the accompanying consolidated statements of operations and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding the Acquisition and the period succeeding the Acquisition, respectively.   The Acquisition and the allocation of the purchase price have been recorded as of October 1, 2005, the beginning of our October accounting period.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 30, 2005.

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

We are required to make estimates and assumptions about future events in preparing financial statements in conformity with generally accepted accounting principles.  These estimates and assumptions affect the amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the unaudited condensed consolidated financial statements.  While we believe that our past estimates and assumptions have been materially accurate, our current estimates are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances.  We make adjustments to our assumptions and judgments when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying unaudited condensed consolidated financial statements.

We believe the following critical accounting policies, among others, encompass the more significant judgments and estimates used in the preparation of our financial statements:

•                  Preliminary allocation of the price paid to acquire the Company to our assets and liabilities as of the date of the Acquisition (as more fully described in Note 3);

•                  Recognition of revenues;

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

A description of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended July 30, 2005.

Certain prior period balances have been reclassified to conform to the current period presentation.  In prior periods, depreciation expense was included in buying and occupancy costs.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment.” This standard is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first interim period or annual reporting period beginning after June 15, 2005.  We adopted SFAS No. 123R as of the beginning of our first quarter of 2006 using the modified prospective method, which requires companies to record stock compensation for all unvested and new awards as of the adoption date. Accordingly, we have not restated the prior period amounts presented herein.  See Note 5 for further description of our stock-based compensation.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47).  FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The cumulative effect of initially applying FIN 47 will be recognized as a change in accounting principle. We are in the process of evaluating the expected effect of FIN 47, if any, on our consolidated financial statements.

2.               The Transactions

As discussed in Note 1, the Acquisition was completed on October 6, 2005 and was financed by:

•                  Borrowings under our senior secured asset-based revolving credit facility (Asset-Based Revolving Credit Facility) and our secured term loan credit facility (Senior Secured Term Loan Facility) (collectively, the Secured Credit Facilities);

•                  issuance of 9.0%/9.75% senior notes due 2015 (Senior Notes);

•                  issuance of 10.375% senior subordinated notes due 2015 (Senior Subordinated Notes); and

•                  equity investments from Parent funded by direct and indirect equity investments from the Sponsors, co-investors and management.

The Acquisition occurred simultaneously with:

•                  the closing of the financing transactions and equity investments described above;

•                  the call for redemption of, the deposit into a segregated account of the estimated amount of the redemption payment related to, and the ratable provision of security pursuant to the terms thereof for our 6.65% senior notes due 2008 (2008 Notes);

•                  the ratable provision of security to our 7.125% senior debentures due 2028 (2028 Debentures) pursuant to the terms thereof; and

•                  the termination of our previous $350 million unsecured revolving credit agreement (Credit Agreement).

We refer to the above transactions, the Acquisition and our payment of any costs related to these transactions collectively herein as the “Transactions.”   We refer to the Senior Notes and Senior Subordinated Notes collectively herein as the “Notes.”

Transaction and Other Costs. During the period from July 30, 2005 to October 1, 2005, we expensed $23.5 million in connection with the Transactions. These costs consisted primarily of $4.5 million of accounting, investment banking, legal and other costs associated with the Transactions and a $19.0 million non-cash charge for stock compensation resulting from the accelerated vesting of Predecessor stock options and restricted stock.

Carryover Basis Adjustment for Management Shareholders. Executive management participants held certain equity interests, including stock options, in the Predecessor prior to the Transactions and will continue to hold indirect equity interests in the Successor after the Transactions. In accordance with the provisions of Emerging Issues Task Force No. 88-16, Basis in Leveraged Buyout Transactions, the basis of executive management’s indirect interests in the Successor after the Transactions is carried over at the basis of their interests in the Predecessor prior to the Transactions. The carryover basis of such interests less the net cash received by the management participants represents a deemed dividend of $69.2 million to the management participants and has been recognized as a reduction to shareholders’ equity of the Successor.

3.               Purchase Accounting

We have accounted for the Acquisition in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” whereby the purchase price paid to effect the Acquisition is allocated to state the acquired assets and liabilities at fair value.  The Acquisition and the allocation of the purchase price have been recorded as of October 1, 2005, the beginning of our October accounting period.  The purchase price was approximately $5,458.2 million.  The sources and uses of funds in connection with the Transactions and the redemption of our 2008 Notes are summarized below (in millions):

Sources
Asset-Based Revolving Credit Facility	$150.0
Secured Term Loan Facility	1,975.0
Senior Notes	700.0
Senior Subordinated Notes	500.0
Cash on hand	662.6
Equity contribution – cash	1,427.7
Equity contribution – non-cash	42.9
Total sources	$5,458.2

Uses
Consideration paid to stockholders (including management rollover of $17.9 million)	$5,109.5
Transaction costs (including non-cash items of $18.7 million)	80.1
Redemption of existing 2008 Notes	134.7
Debt issuance costs (including non-cash items of $6.3 million)	109.2
Payment of deferred compensation obligations and other accrued liabilities	24.7
Total uses	$5,458.2

In connection with the preliminary purchase price allocation, we have made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, preliminary valuation results from independent valuation specialists.  As of October 29, 2005, we have recorded preliminary purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to establish intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things.  This allocation of the purchase price is preliminary and subject to finalization of independent appraisals.  Further revisions to the purchase price allocation will be made as additional information becomes available and such revisions could be material.

The purchase price has been preliminarily allocated as follows (in millions):

Cash consideration:
Paid to shareholders		$5,091.6
Transaction costs		61.4
		5,153.0
Non-cash consideration		36.6
Total consideration		5,189.6

Net assets acquired at historical cost		1,638.1

Adjustments to state acquired assets at fair value:
1) Increase carrying value of property and equipment	$235.1
2) Increase carrying value of inventory	37.0
3) Write-off historical goodwill and tradenames	(71.5)
4) Record intangible assets acquired
Customer lists	466.3
Favorable lease commitments	386.8
Tradenames	1,734.2
5) Write-off other assets, primarily debt issue costs	(3.7)
6) Adjustment to state 2008 Notes at redemption value	(6.2)
7) Adjustment to state 2028 Debentures at fair value	4.5
8) Write-off deferred lease credits	90.2
9) Increase in long-term benefit obligations, primarily pension obligations	(57.6)
10) Tax impact of valuation adjustments	(1,058.1)
Deemed dividend to management shareholders	69.2	1,826.2
Net assets acquired at fair value		3,464.3

Excess purchase price recorded as goodwill		$1,725.3

Our tradenames have indefinite lives and are not subject to amortization. Our tradenames and goodwill will be reviewed at least annually for impairment.

Based on preliminary valuation data and amounts recorded at October 1, 2005, total estimated amortization of all acquisition-related intangible assets during the period from October 6, 2005 through July 29, 2006 and for each of our fiscal years ending in July 2006 to 2010 is currently estimated as follows (in thousands):

October 6, 2005 through July 29, 2006	$53,070.4
2007	64,178.1
2008	64,178.1
2009	64,178.1
2010	58,537.4

Pro Forma Financial Information. The following unaudited pro forma results of operations assumes that the Transactions occurred on August 1, 2004.  The following unaudited pro forma results does not give effect to the sale of our credit card receivables, which was completed on July 7, 2005 or the disposition of Chef’s Catalog, which was completed on November 8, 2004.  This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transactions had actually occurred on that date, nor the results that may be obtained in the future.

(in thousands)	Thirteen weeks ended October 29, 2005	Thirteen weeks ended October 30, 2004

Revenues	$976,438	$907,936
Net income	$37,599	$1,427

4.               Transactions with Sponsors

In connection with the Transactions, we entered into a management services agreement with affiliates of the Sponsors pursuant to which affiliates of one of the Sponsors received on the closing date a transaction fee of $25 million in cash in connection with the Transactions. Affiliates of the other Sponsor have waived any cash transaction fee in connection with the Transactions.

In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services that will be provided to us by the Sponsors and their affiliates, affiliates of the Sponsors will receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million.  Affiliates of the Sponsors will also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement.  These management fees are payable annually in arrears.  During the four weeks ended October 29, 2005, we recorded $0.7 million in management fees, included in selling, general and administrative expenses in the statement of earnings.

The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain subsequent financing and acquisition or disposition transactions.  The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

5.               Stock-Based Compensation

We previously accounted for stock-based compensation awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, we recognized compensation expense on our restricted stock awards but did not recognize compensation expense for stock options since all options granted had an exercise price equal to the market value of our common stock on the grant date.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This standard is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 and its related implementation guidance.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first interim period or annual reporting period beginning after June 15, 2005.  We adopted SFAS No. 123R as of the beginning of our first quarter of 2006 using the modified prospective method, which required us to record stock compensation for all unvested and new awards as of the adoption date. Accordingly, we have not restated prior period amounts presented herein.

Predecessor Stock-Based Compensation Accounting.  We recorded non-cash charges for stock compensation of approximately $20.0 million in the period from July 31, 2005 to October 1, 2005 primarily as a result of the accelerated vesting of all Predecessor options and restricted stock in connection with the Transactions (see Note 2).

SFAS Number 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS Number 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement 123” changed the method for recognition of the cost of stock option and award plans.  Adoption of the cost recognition requirements under SFAS 123 was optional; however, the following supplemental information is provided (in thousands):

(in thousands)	Thirteen weeks ended October 30, 2004
(Predecessor)
Net earnings:
As reported	$64,116
Add: stock-based employee compensation recorded under intrinsic value method, net of related taxes	932
Less: stock-based employee compensation expense determined under fair value based method, net of related taxes	(2,894)
Pro forma	$62,154

Successor Stock-Based Compensation Accounting.  On November 29, 2005, the Parent adopted a new equity-based management compensation plan, which authorizes equity awards to be granted for up to 80,708.8 shares of the common stock of the Parent, of which options for 75,207.5 shares were issued to certain management employees. Options granted have an exercise price of $1,445 per share, with the exercise price with respect to approximately 50% of such options escalating at a 10% compound rate per year until the earlier to occur of (i) exercise, (ii) the fifth anniversary of grant or (iii) the occurrence of a change in control; provided that in the event the Sponsors cause the sale of shares of the Parent to an unaffiliated entity, the exercise price will cease to accrete at the time of the sale with respect to a pro rata portion of the accreting options.

6.               The Credit Card Sale

Credit Card Sale.  On July 7, 2005, HSBC Bank Nevada, National Association (HSBC) purchased our approximately three million private label Neiman Marcus and Bergdorf Goodman credit card accounts and related assets, as well as the outstanding balances associated with such accounts (Credit Card Sale).  The total purchase price was approximately $647 million, consisting of $534 million in net cash proceeds and the assumption of approximately $113 million of our outstanding debt under our previous revolving credit card securitization facility (Credit Card Facility).  We recognized a gain of $6.2 million in connection with the sale of our credit card portfolio to HSBC in the fourth quarter of 2005.

As a part of the Credit Card Sale, we entered into a long-term marketing and servicing alliance with HSBC. Under the terms of this alliance, HSBC offers credit card and non-card payment plans bearing our brands and we receive ongoing payments from HSBC related to credit card sales and compensation for marketing and servicing activities (HSBC Program Income). In addition, we continue to handle certain key customer service functions.  In the future, the HSBC Program Income may be either decreased based upon the level of future services we provide to HSBC or increased based upon contemplated changes, which are currently being undertaken by us and HSBC, to our historical credit card program related to, among other things, the interest rate applied to unpaid balances and the assessment of late fees.

A summary of the income earned in connection with our propriety credit card program is as follows:

(in thousands)	Four weeks ended October 29, 2005	Nine weeks ended October 1, 2005	Thirteen weeks ended October 30, 2004
	(Successor)	(Predecessor)	(Predecessor)

HSBC Program Income	$4,178	$7,803	$—
Finance charge income	—	—	19,747
Bad debt, net	—	—	(4,404)
	$4,178	$7,803	$15,343

7.               Loss on Disposition of Chef’s Catalog

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

8.               Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	October 29, 2005	July 30, 2005	October 30, 2004
		(Successor)	(Predecessor)	(Predecessor)
Asset-Based Revolving Credit Facility	variable	$150,000	$—	$—
Senior Secured Term Loan Facility	variable	1,975,000	—	—
2028 Debentures	7.125%	120,565	124,823	124,817
Senior Notes	9.0%/9.75%	700,000	—	—
Senior Subordinated Notes	10.375%	500,000	—	—
2008 Notes	6.65%	134,734	124,957	124,945
Credit Card Facility	variable	—	—	225,000
		3,580,299	249,780	474,762
Less: current portion
2008 Notes		134,734	—	—
Borrowings under Credit Card Facility		—	—	225,000
Long-term debt		$3,445,565	$249,780	$249,762

Senior Secured Asset-Based Revolving Credit Facility.  On October 6, 2005, in connection with the Transactions, we entered into a credit agreement and related security and other agreements for a senior secured Asset-Based Revolving Credit Facility with Deutsche Bank Trust Company Americas as administrative agent and collateral agent.  The Asset-Based Revolving Credit Facility provides financing of up to $600.0 million, subject to a borrowing base equal to at any time the lesser of 80% of eligible inventory (valued at the lower of cost or market value) and 85% of net orderly liquidation value of the eligible inventory, less certain reserves.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  At the closing of the Transactions, we utilized $150.0 million of the Asset-Based Revolving Credit Facility for loans and approximately $16.5 million for letters of credit, which remained outstanding on October 29, 2005.  As a result, on October 29, 2005 we had $433.5 million of unused borrowing availability under the Asset-Based Revolving Credit Facility.

The Asset-Based Revolving Credit Facility provides that we have the right at any time to request up to $200.0 million of additional commitments, but the lenders are under no obligation to provide any such additional commitments, and any increase in commitments will be subject to customary conditions precedent. If we were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the Asset-Based Revolving Credit Facility size could be increased to up to $800.0 million, but our ability to borrow would still be limited by the amount of the borrowing base.

Borrowings under the Asset-Based Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas and (2) the federal funds effective rate plus  1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin.  The initial applicable margin is 0% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the historical availability under the Asset-Based Revolving Credit Facility.   The interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 6.06% at October 29, 2005.  In addition, we are required to pay a commitment fee of 0.375% per annum in respect of the unutilized commitments.  If the average revolving loan utilization is 50% or more for any applicable period, the commitment fee will be reduced to 0.250% for such period. We must also pay customary letter of credit fees and agency fees.

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Asset-Based Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base, we will be required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.  If the amount available under the Asset-Based Revolving Credit Facility is less than $60 million or an event of default has occurred, we will be required to repay outstanding loans and cash collateralize letters of credit with the cash we are required to deposit daily in a collection account maintained with the agent under the Asset-Based Revolving Credit Facility.  We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.  There is no scheduled amortization under the Asset-Based Revolving Credit Facility; the principal amount of the loans outstanding are due and payable in full on October 6, 2010.

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by Parent and certain of our existing and future domestic subsidiaries (excluding, among others, Gurwitch Products, L.L.C., and Kate Spade LLC (Brand Development Companies)).  As of October 29, 2005, the liabilities of our non-guarantor subsidiaries totaled approximately $35.8 million, or 0.6% of consolidated liabilities, and the assets of our non-guarantor subsidiaries aggregated approximately $146.5 million, or 2.1% of consolidated total assets.  All obligations under our Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of our assets and the assets of Parent and our subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors), including:

•                  a first-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by us or the subsidiary guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges for sales of inventory by us and the subsidiary guarantors, certain related assets and proceeds of the foregoing; and

•                  a second-priority pledge of 100% of our capital stock and certain of the capital stock held by us, Parent or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary); and

•                  a second-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of us, Parent and each subsidiary guarantor, including a significant portion of our material owned and leased real property (which consists of a majority of our full-line retail stores) and equipment.

Our Asset-Based Revolving Credit Facility contains a number of covenants that, among other things and subject to certain significant exceptions, restrict our ability and the ability of our subsidiaries to:

•                  incur additional indebtedness;

•                  pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness;

•                  make investments, loans, advances and acquisitions;

•                  create restrictions on the payment of dividends or other amounts to us from our subsidiaries that are not guarantors;

•                  engage in transactions with our affiliates;

•                  sell assets, including capital stock of our subsidiaries;

•                  consolidate or merge;

•                  create liens; and

•                  enter into sale and lease back transactions.

The covenants limiting dividends and other restricted payments; investments, loans, advances and acquisitions; and prepayments or redemptions of other indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that we must have at least $75.0 million of pro forma excess availability under the Asset-Based Revolving Credit Facility and that we must be in pro forma compliance with the fixed charge coverage ratio described below.

Although the credit agreement governing the Asset-Based Revolving Credit Facility does not require us to comply with any financial ratio maintenance covenants, if less than $60.0 million were available to be borrowed under the Asset-Based Revolving Credit Facility at any time, we would not be permitted to borrow any additional amounts unless our pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) were at least 1.1 to 1.0.  The credit agreement also contains customary affirmative covenants and events of default.

Senior Secured Term Loan Facility.  On October 6, 2005, in connection with the Transactions, we entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility with Credit Suisse as administrative agent and collateral agent.  The full amount of the Senior Secured Term Loan Facility was borrowed on October 6, 2005.

Borrowings under the Senior Secured Term Loan Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus  1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is 1.5% with respect to base rate borrowings and 2.5% with respect to LIBOR borrowings.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 6.51% at October 29, 2005.

The credit agreement governing the Senior Secured Term Loan Facility requires us to prepay outstanding term loans with 50% (which percentage will be reduced to 25% if our total leverage ratio is less than a specified ratio and will be reduced to 0% if our total leverage ratio is less than a specified ratio) of our annual excess cash flow (as defined in the credit agreement).  If a change of control (as defined in the credit agreement) occurs, we will be required to offer to prepay all outstanding term loans, at a prepayment price equal to 101% of the principal amount to be prepaid, plus accrued and unpaid interest to the date of prepayment. We also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

We may voluntarily prepay outstanding loans under the Senior Secured Term Loan Facility at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.  If we repay all or any portion of the Senior Secured Term Loan Facility prior to October 6, 2006 (other than a prepayment that is made with certain designated asset sale proceeds), we must pay 101% of the principal amount to be repaid.  There is no scheduled amortization under the Senior Secured Term Loan Facility.  The principal amount of the loans outstanding is due and payable in full on April 6, 2013.

All obligations under the Senior Secured Term Loan Facility are unconditionally guaranteed by Parent and each direct and indirect domestic subsidiary of the Company that guarantees the obligations of the Company under our Asset-Based Revolving Credit Facility.  All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of our assets and the assets of Parent and the subsidiary guarantors, including:

•                  a first-priority pledge of 100% of our capital stock and certain of the capital stock held by us, Parent or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary); and

•                  a first-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of us, Parent and each subsidiary guarantor, including a significant portion of our material owned and leased real property (which consists of a majority of our full-line retail stores) and equipment, but excluding, among other things, the collateral described in the following bullet point; and

•                  a second-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by us or the subsidiary guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges for sales of inventory by us and the subsidiary guarantors, certain related assets and proceeds of the foregoing.

The credit agreement governing the Senior Secured Term Loan Facility contains a number of negative covenants that are substantially similar to those governing the Senior Notes and additional covenants related to the security arrangements for the Senior Secured Term Loan Facility.  The credit agreement also contains customary affirmative covenants and events of default.

2028 Debentures.  In May 1998, we issued $125.0 million aggregate principal amount of our 2028 Debentures.  In connection with the Transactions, we equally and ratably secured the 2028 Debentures by a first lien security interest on certain collateral subject to liens granted under our Senior Secured Credit Facilities constituting (a) (i) 100% of the capital stock of certain of our existing and future domestic subsidiaries, and (ii) 100% of the non-voting stock and 65% of the voting stock of certain of our existing and future foreign subsidiaries and (b) certain of our principal properties that include a majority of our full-line stores, in each case, to the extent required by the terms of the indenture governing our 2028 Debentures.

Senior Notes.  On October 6, 2005, Newton Acquisition Merger Sub., Inc. issued $700.0 million aggregate original principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture) with Wells Fargo Bank, National Association, as trustee.  At the closing of the Transactions, as the surviving corporation in the Acquisition, we assumed all the obligations of Newton Acquisition Merger Sub, Inc. under the Senior Indenture.  The Senior Notes mature on October 15, 2015.

For any interest payment period through October 15, 2010, the Company may, at its option, elect to pay interest on the Senior Notes entirely in cash (Cash Interest) or entirely by increasing the principal amount of the outstanding Senior Notes or by issuing additional Senior Notes (PIK Interest).  Cash Interest on the Senior Notes accrues at the rate of 9% per annum.  PIK Interest on the Senior Notes accrues at the rate of 9.75% per annum.  After October 15, 2010, the Company will make all interest payments on the Senior Notes entirely in cash.  All Senior Notes mature on October 15, 2015 and have the same rights and benefits as the Senior Notes issued on October 6, 2005.  Interest on the Senior Notes is payable quarterly in arrears on each January 15, April 15, July 15 and October 15, commencing on January 15, 2006.

The Senior Notes are guaranteed, jointly and severally, on an unsecured, senior basis, by each of our wholly-owned domestic subsidiaries that guarantee our obligations under our Senior Secured Credit Facilities and by Parent.  The Senior Notes and the guarantees thereof are our and the guarantors’ unsecured, senior obligations and rank (i) equal in the right of payment with all of our and the guarantors’ existing and future senior indebtedness, including any borrowings under our Senior Secured Credit Facilities and the guarantees thereof and our 2028 Debentures; and (ii) senior to all of our and our guarantors’ existing and future subordinated indebtedness, including the Senior Subordinated Notes due 2015 and the guarantees thereof.  The Senior Notes also are effectively junior in priority to our and our guarantors’ obligations under all secured indebtedness, including our Senior Secured Credit Facilities, our 2028 Debentures, and any other secured obligations of ours, in each case, to the extent of the value of the assets securing such obligations.  In addition, the Senior Notes are structurally subordinated to all existing and future liabilities, including trade payables, of our subsidiaries that are not providing guarantees.

The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes, but under certain circumstances, the Company may be required to offer to purchase Senior Notes as described below.  The Company may from time to time acquire Senior Notes by means other than a redemption, whether by tender offer, in open market purchases, through negotiated transactions or otherwise, in accordance with applicable securities laws.

Except as described below, the Senior Notes are not redeemable at the Company’s option prior to October 15, 2010. From and after October 15, 2010, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 104.5% of principal amount, declining annually to 100% of the principal amount on October 15, 2013, plus accrued and unpaid interest, and Additional Interest (as defined in the Senior Indenture), if any, thereon to the applicable redemption date.

Prior to October 15, 2008, the Company may, at its option, subject to certain conditions, redeem up to 35% of the original aggregate principal amount of Senior Notes at a redemption price equal to 109.000% of the aggregate principal amount thereof, plus accrued and unpaid interest, and Additional Interest, if any, thereon to the redemption date, with the net cash proceeds of one or more equity offerings of the Company or any direct or indirect parent of the Company to the extent such net proceeds are contributed to the Company.  At any time prior to October 15, 2010, the Company also may redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount of Senior Notes redeemed plus an applicable premium, as provided in the Senior Indenture, as of, and accrued and unpaid interest and Additional Interest, if any, to the redemption date.

Upon the occurrence of a change of control (as defined in the Senior Indenture), each holder of the Senior Notes has the right to require the Company to repurchase some or all of such holder’s Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, and Additional Interest, if any, to the date of purchase.

The indenture governing the Senior Notes contains covenants that limit our ability and certain of our subsidiaries’ ability to:

•                  incur additional indebtedness;

•                  pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness;

•                  make investments;

•                  create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries that are not guarantors of the notes;

•                  engage in transactions with our affiliates;

•                  sell assets, including capital stock of our subsidiaries;

•                  consolidate or merge;

•                  create liens; and

•                  enter into sale and lease back transactions.

Our Brand Development Companies are not subject to the covenants contained in the Senior Indenture.  The Senior Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately.

Senior Subordinated Notes.  On October 6, 2005, Newton Acquisition Merger Sub., Inc. issued $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture) with Wells Fargo Bank, National Association, as trustee.  At the closing of the Transactions, as the surviving corporation in the Acquisition, we assumed all the obligations of Newton Acquisition Merger Sub, Inc. under the Senior Subordinated Indenture.  The Senior Subordinated Notes mature on October 15, 2015.  Interest on the Senior Subordinated Notes is payable in cash semi-annually in arrears on each April 15 and October 15, commencing April 15, 2006.

The Senior Subordinated Notes are guaranteed, jointly and severally, on an unsecured, senior subordinated basis, by each of our wholly-owned domestic subsidiaries that guarantee our obligations under our Senior Secured Credit Facilities and by Parent.  The Senior Subordinated Notes and the guarantees thereof are our and the guarantors’ unsecured, senior subordinated obligations and rank (i)   junior to all of our and the guarantors’ existing and future senior indebtedness, including the Senior Notes and any borrowings under our Senior Secured Credit Facilities, and the guarantees thereof and our 2028 Debentures; (ii) equally with any of our and the guarantors’ future senior subordinated indebtedness; and (iii) senior to any of our and the guarantors’ future subordinated indebtedness.  In addition, the Senior Subordinated Notes are structurally subordinated to all existing and future liabilities, including trade payables, of our subsidiaries that are not providing guarantees.

The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Subordinated Notes, but, under certain circumstances, the Company may be required to offer to purchase Senior Subordinated Notes as described below.  The Company may from time to time acquire Senior Subordinated Notes by means other than a redemption, whether by tender offer, in open market purchases, through negotiated transactions or otherwise, in accordance with applicable securities laws.

Except as described below, the Senior Subordinated Notes are not redeemable at the Company’s option prior to October 15, 2010. From and after October 15, 2010, the Company may redeem the Senior Subordinated Notes, in whole or in part, at a redemption price equal to 105.188% of principal amount, declining annually to 100% of principal amount on October 15, 2013, plus accrued and unpaid interest, and Additional Interest (as defined in the Senior Subordinated Indenture), if any, thereon to the applicable redemption date.

Prior to October 15, 2008, the Company may, at its option, subject to certain conditions, redeem up to 35% of the original aggregate principal amount of Senior Subordinated Notes at a redemption price equal to 110.375% of the aggregate principal amount thereof, plus accrued and unpaid interest, and Additional Interest, if any, thereon to the redemption date, with the net cash proceeds of one or more equity offerings of the Company or any direct or indirect parent of the Company to the extent such net proceeds are contributed to the Company.

At any time prior to October 15, 2010, the Company also may redeem all or a part of the Senior Subordinated Notes at a redemption price equal to 100% of the principal amount of Senior Subordinated Notes redeemed plus an applicable premium, as provided in the Senior Subordinated Indenture, as of, and accrued and unpaid interest and Additional Interest, if any, to the redemption date.

Upon the occurrence of a change of control (as defined in the Senior Subordinated Indenture), the Company will make an offer to purchase all of the Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, and Additional Interest, if any, to the date of purchase.

The indenture governing the Senior Subordinated Notes contains covenants substantially similar to those applicable to our Senior Notes described above.  The Senior Subordinated Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately, subject to certain exceptions.

Redemption of 2008 Notes.   In May 1998, we issued $125.0 million aggregate principal amount of our 2008 Notes. Upon closing of the Transactions, we called our 2008 Notes for redemption pursuant to their terms.

At October 29, 2005, we had $134.7 million in cash reserved for the redemption of our 2008 Notes which we paid on November 7, 2005 to effect the redemption of our 2008 Notes, including a call premium of $6.2 million plus accrued interest of $3.5 million through the redemption date.

Maturities of Long-Term Debt.   At October 29, 2005, annual maturities of long-term debt during the next five years and thereafter are as follows (in millions):

2006	$—
2007	—
2008	—
2009	—
2010	150.0
Thereafter	3,295.6

Interest Rate Swaps.  We use derivative financial instruments to help manage our interest rate risk.   Effective December 6, 2005, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  The interest rate swap agreements terminate after five years.

9.               Employee Benefit Plans

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

Costs of Benefits.  The components of the expenses incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

(in thousands)	Four weeks ended October 29, 2005	Nine weeks ended October 1, 2005	Thirteen weeks ended October 30, 2004
	(Successor)	(Predecessor)	(Predecessor)
Pension Plan:
Service cost	$1,239	$2,823	$3,196
Interest cost	1,615	3,468	4,636
Expected return on plan assets	(1,749)	(3,636)	(4,712)
Net amortization of losses and prior service costs	—	1,205	1,208
Pension Plan expense	$1,105	$3,860	$4,328

SERP Plan:
Service cost	$146	$330	$361
Interest cost	343	730	1,014
Net amortization of losses and prior service costs	—	394	384
SERP Plan expense	$489	$1,454	$1,759

Postretirement Plan:
Service cost	$4	$8	$15
Interest cost	65	139	318
Net amortization of (gains) losses	—	(5)	26
Postretirement expense	$69	$142	$359

Purchase Accounting Adjustments.  In connection with the Acquisition, the obligations and assets related to our benefit plans were valued at fair value as of the date of the Acquisition, using a discount rate of 5.75%, as follows:

(in thousands)	Pension Plan	SERP Plan	Postretirement Plan

Benefit obligations at fair value	$354,807	$76,806	$15,281
Assets held by defined benefit pension plan, at fair value	287,871	—	—
Excess of benefit obligations over assets	66,936	76,806	15,281
Less: previously recorded benefit plan obligations recorded by Predecessor	(19,655)	(66,161)	(18,205)
Adjustment to benefit plan obligations	$47,281	$10,645	$(2,924)

Funding Policy and Plan Assets.  Our policy is to fund the Pension Plan at or above the minimum required by law.  In 2005, we made voluntary contributions of $20.0 million for the plan year ended July 31, 2004.  Based upon currently available information, we will not be required to make contributions to the Pension Plan for either the 2006 or 2005 plan years.

Effect of Medicare Subsidy on Postretirement Plan.  In December 2003, the U.S. Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) that will provide a prescription drug subsidy, beginning in 2006, to companies that sponsor postretirement health care plans that provide drug benefits. Based upon the provisions of the legislation enacted in January 2005, we reviewed the provisions of our Postretirement Plan with our actuaries to determine whether the benefits offered by our plan met the statutory definition of “actuarially equivalent” prescription drug benefits that qualify for the federal subsidy.  Based upon this review, we believe that our benefits qualify for the subsidy. We expect to avail ourselves of the benefit of the subsidy although we are still evaluating the manner in which we and/or the participants in the Postretirement Plan will receive the subsidy. We estimate the annual federal subsidy to be received in the next ten years under the Act to be approximately $0.2 million, which subsidy was considered in the determination of the fair value of the Postretirement Plan as of the date of the Acquisition.

10.         Operating Segments

We have identified two reportable segments: Specialty Retail Stores and Direct Marketing.  The Specialty Retail Stores segment includes all of our Neiman Marcus and Bergdorf Goodman retail stores, including Neiman Marcus clearance stores. The Direct Marketing segment conducts both print catalog and online operations under the Neiman Marcus, Horchow and Bergdorf Goodman brand names.  Other includes our 51% interest in Gurwitch Products, LLC, which designs and markets the Laura Mercier cosmetic line, and our 56% interest in Kate Spade LLC, which designs and retails high-end designer handbags and accessories.

Both the Specialty Retail Stores and Direct Marketing segments, as well as Kate Spade LLC and Gurwitch Products, LLC, derive their revenues from the sale of high-end fashion apparel, accessories, cosmetics and fragrances from leading designers, precious and fashion jewelry and decorative home accessories.

The following table sets forth the information for our reportable segments:

(in thousands)	Four weeks ended October 29, 2005	Nine weeks ended October 1, 2005	Thirteen weeks ended October 30, 2004
	(Successor)	(Predecessor)	(Predecessor)

REVENUES:
Specialty Retail Stores	$262,410	$544,857	$736,890
Direct Marketing	51,402	87,515	139,799
Other	10,978	19,276	31,247
Total	$324,790	$651,648	$907,936

OPERATING EARNINGS:
Specialty Retail Stores	$44,065	$91,372	$120,189
Direct Marketing	6,414	8,246	11,358
Other	1,188	(1,923)	2,860
Subtotal	51,667	97,695	134,407
Corporate expenses	(3,163)	(5,809)	(9,144)
Amortization of customer lists	(3,378)	—	—
Amortization of favorable lease commitments	(1,559)	—	—
Non-cash charges related to other valuation adjustments made in connection with the Acquisition	(7,832)	—	—
Transaction and other costs	—	(23,544)
Loss on disposition of Chef’s Catalog	—	—	(15,348)
Total	$35,735	$68,342	$109,915

11.         Commitments and Contingencies

Investments in Brand Development Companies.  Our investments in and relationships with our Brand Development Companies are governed by operating agreements that provide for an orderly transition process in the event any investor wishes to sell its interest, or purchase another investor’s interest. Among other things, these operating agreements contain currently exercisable put option provisions entitling each minority investor to put their interest to us, and currently exercisable call option provisions entitling us to purchase each minority investor’s interest, at a purchase price mutually agreed to by the parties. The purchase price will be determined, in the case of the Gurwitch interests, by one or more nationally recognized investment banking firms and, in the case of the Kate Spade interests, by the parties or, in the event the parties are unable to agree on a mutually acceptable price, by a mutually acceptable nationally recognized investment banking firm, subject to certain conditions. We may elect, in certain circumstances, to defer the consummation of a put option for a period of six months by cooperating with the other investors in seeking either a sale of the Brand Development Company to a third party or a public offering of the Brand Development Company’s securities. If a sale to a third party or public offering of the Brand Development Company’s securities is not consummated within six months after the exercise of the put option (which period may be automatically extended for an additional two months if a registration statement for the Brand Development Company is filed with the Securities and Exchange Commission), we are obligated to consummate the put option. Under the terms of the Kate Spade operating agreement, such consummation shall occur within thirty days after the determination of the valuation with respect to the exercise of the put option.

Recently, we have been in discussions with the minority investors of each of the Brand Development Companies regarding certain strategic alternatives, including the possible sale of each company. However, while such discussions are ongoing, no assurance can be given that they will ultimately lead to any transactions.

Litigation.  We are currently involved in various legal actions and proceedings that arose in the ordinary course of our business. We believe that any liability arising as a result of these actions and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

On May 4, 2005, a purported class action complaint, NECA-IBEW Pension Fund (The Decatur Plan) v. The Neiman Marcus Group, Inc. et al. (CA No. 3-05 CV-0898B), was filed by a putative stockholder in federal court in the Northern District of Texas against The Neiman Marcus Group, Inc. and its directors challenging the proposed merger. An amended complaint was filed on July 25, 2005. The amended complaint alleged a cause of action for breach of fiduciary duty against us and our directors, claiming, among other things, that the defendants had endeavored to complete the sale of The Neiman Marcus Group, Inc. and its assets at a grossly inadequate and unfair price and pursuant to an unfair process that failed to maximize shareholder value. In addition, the amended complaint alleged that the directors were not independent and breached their fiduciary duties in connection with the approval of the merger by, among other things, (i) tailoring the transaction to serve the interests of the defendants and the family of Richard A. Smith, the then chairman of our board of directors and our largest stockholder, rather than structuring the merger to obtain the highest price for stockholders, (ii) depriving public stockholders of the value of certain assets (including the credit card business and our third quarter 2005 profits), (iii) failing to realize the financial benefits from the sale of the credit card business, (iv) not engaging in a fair process of negotiating at arm’ s length, including provisions precluding superior competing bids (including a termination fee and no solicitation provision), and (v) structuring a preferential deal for insiders. The amended complaint further claimed that our financial advisor had a conflict of interest by also acting as a financing source for the merger, and that our proxy statement in respect of the merger omitted material information purportedly necessary to ensure a fully informed shareholder vote. The amended complaint sought, among other things, injunctive relief to enjoin the consummation of the merger, to rescind any actions taken to effect the merger, to direct the defendants to sell or auction The Neiman Marcus Group, Inc. for the highest possible price, and to impose a constructive trust in favor of plaintiffs upon any benefits improperly received by defendants.  Following the closing of the merger, plaintiff voluntarily dismissed the lawsuit with prejudice as moot on December 1, 2005, and provided a release of all of the defendants for claims arising out of the merger.  The Neiman Marcus Group, Inc. paid plaintiff’s attorneys’ fees in connection with certain disclosures requested by plaintiff and included in the proxy statement sent to the shareholders regarding the merger.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 30, 2005.  Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are consistent with the meanings of such terms as defined in the Notes to the Condensed Consolidated Financial Statements. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions relating to our forward-looking statements.

Overview

The Neiman Marcus Group, Inc., together with our operating segments and subsidiaries, is a high-end specialty retailer. Our operations include the Specialty Retail Stores segment and the Direct Marketing segment. The Specialty Retail Stores segment consists primarily of Neiman Marcus and Bergdorf Goodman stores. The Direct Marketing segment conducts both print catalog and online operations under the brand names of Neiman Marcus, Bergdorf Goodman, Horchow and Chef’s Catalog (prior to its disposition in November 2004). We own a 51% interest in Gurwitch Products, LLC, which designs and markets the Laura Mercier cosmetic line, and a 56% interest in Kate Spade LLC, which designs and retails high-end designer handbags and accessories (the Brand Development Companies).

The Neiman Marcus Group, Inc. was acquired on October 6, 2005 through a merger transaction with Newton Acquisition  Merger Sub, Inc., a wholly-owned subsidiary of Newton Acquisition, Inc. (Parent). The Parent was formed by investment funds affiliated with Texas Pacific Group and Warburg Pincus (the Sponsors). The acquisition was accomplished through the merger of Newton Acquisition Merger Sub, Inc. with and into The Neiman Marcus Group, Inc. with The Neiman Marcus Group , Inc. being the surviving company (the Acquisition). Subsequent to the Acquisition, we are a subsidiary of the Parent, which is controlled by Newton Holding, LLC. Although we continued as the same legal entity after the Acquisition, the accompanying condensed consolidated statements of earnings and cash flows present our results of operations and cash flows for the period preceding the Acquisition (Predecessor) and the period succeeding the Acquisition (Successor), respectively.

We have prepared our discussion of the results of operations by comparing the mathematical combination of the Successor and Predecessor periods in the thirteen weeks ended October 29, 2005 to the thirteen weeks ended October 30, 2004. Although this presentation does not comply with generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Transactions and may not be predictive of future results of operations.

Our fiscal year ends on the Saturday closest to July 31.  All references to the first quarter of 2006 relate to the combined four week period ended October 29, 2005 of the Successor and the nine week period ended October 1, 2005 of the Predecessor.  All references to the first quarter of 2005 relate to the thirteen weeks ended October 30, 2004.  All references to 2006 relate to the combined fifty-two weeks ending July 29, 2006 and all references to 2005 relate to the fifty-two weeks ended July 30, 2005.

In connection with the Transactions, the Company incurred significant indebtedness and became highly leveraged.  See “Liquidity and Capital Resources.”  In addition, the purchase price paid in connection with the Acquisition has been allocated to state the acquired assets and liabilities at fair value.  The preliminary purchase accounting adjustments increased the carrying value of our property and equipment and inventory, established intangible assets for our tradenames, customer lists and favorable lease commitments and revalued our long-term benefit plan obligations, among other things.  Subsequent to the Transactions, interest expense and non-cash depreciation and amortization charges have significantly increased.   As a result, our Successor financial statements subsequent to the Transactions are not comparable to our Predecessor financial statements.

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

•                  the rate of growth in internet sales by our Direct Marketing operation; and

•                  general economic conditions.

In addition, our revenues are seasonal. For a description of the seasonality of our business, see “—Seasonality.”

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

•                  Occupancy costs—Occupancy costs consist primarily of rent, property taxes and operating costs of our retail, distribution and support facilities. A significant portion of our buying and occupancy costs are fixed.

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we earn in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized as an increase to gross margin at the time the goods are sold.

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

Advertising costs incurred by our Specialty Retail segment consist primarily of print media costs related to promotional materials mailed to our customers, while advertising costs incurred by our Direct Marketing operation relate to the production, printing and distribution of our print catalogs and the production of the photographic content on our websites, as well as online marketing costs. We receive advertising allowances from certain of our merchandise vendors. Substantially all the advertising allowances we receive represent reimbursements of direct, specific and incremental costs that we incur to promote the vendor’s merchandise in connection with our various advertising programs, primarily catalogs and other print media. As a result, these allowances are recorded as a reduction of our advertising costs when earned.

We also receive allowances from certain merchandise vendors in conjunction with compensation programs for employees who sell the vendor’s merchandise. These allowances are netted against the related compensation expense that we incur.

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

A large percentage of our merchandise assortment, particularly in the apparel, fashion accessories and shoe categories, is ordered months in advance of the introduction of such goods. For example, women’s apparel, men’s apparel and shoes are typically ordered six to nine months in advance of the products being offered for sale while handbags, jewelry and other categories are typically ordered three to six months in advance. As a result, inherent in the successful execution of our business plans is our ability both to predict the fashion trends that will be of interest to our customers and to anticipate future spending patterns of our customer base.

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

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net sales for the periods indicated.

	Four weeks ended October 29, 2005	Nine weeks ended October 1, 2005	Thirteen weeks ended October 29, 2005	Thirteen weeks ended October 30, 2004
	(Successor)	(Predecessor)	(Combined)	(Predecessor)

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs	60.1	58.1	58.8	58.5
Selling, general and administrative expenses	24.4	24.7	24.6	25.0
Depreciation expense	3.0	3.1	3.0	2.7
Amortization of customer lists	1.0	—	0.3	—
Amortization of favorable lease commitments	0.5	—	0.2	—
Transaction and other costs	—	3.6	2.4	—
Loss on disposition of Chef’s Catalog	—	—	—	1.7
Operating earnings	11.0	10.5	10.7	12.1
Interest (income) expense, net	5.3	(0.1)	1.7	0.4
Earnings before income taxes and minority interest	5.7	10.6	9.0	11.7
Income taxes	2.2	3.9	3.5	4.5
Earnings before minority interest	3.5	6.7	5.5	7.2
Minority interest in net loss (earnings) of subsidiaries	(0.1)	0.1	(0.0)	(0.1)
Net earnings	3.4%	6.8%	5.5%	7.1%

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

(dollars in millions)	Four weeks ended October 29, 2005	Nine weeks ended October 1, 2005	Thirteen weeks ended October 29, 2005	Thirteen weeks ended October 30, 2004
	(Successor)	(Predecessor)	(Combined)	(Predecessor)
REVENUES
Specialty Retail Stores	$262.4	$544.9	$807.3	$736.9
Direct Marketing	51.4	87.5	138.9	139.8
Other (1)	11.0	19.2	30.2	31.2
Total	$324.8	$651.6	$976.4	$907.9

OPERATING EARNINGS
Specialty Retail Stores	$44.1	$91.4	$135.4	$120.2
Direct Marketing	6.4	8.2	14.7	11.3
Other (1)	1.2	(2.0)	(0.8)	2.9
Subtotal	51.7	97.6	149.3	134.4
Corporate expenses	(3.2)	(5.8)	(9.0)	(9.2)
Amortization of customer lists	(3.4)	—	(3.4)	—
Amortization of favorable lease commitments	(1.6)	—	(1.6)	—
Non-cash charges related to other valuation adjustments made in connection with the Acquisition	(7.8)	—	(7.8)	—
Transaction and other costs	—	(23.5)	(23.5)	—
Loss on disposition of Chef’s Catalog	—	—	—	(15.3)
Total	$35.7	$68.3	$104.0	$109.9

OPERATING PROFIT MARGIN
Specialty Retail Stores	16.8%	16.8%	16.8%	16.3%
Direct Marketing	12.5%	9.4%	10.6%	8.1%
Total	11.0%	10.5%	10.7%	12.1%

COMPARABLE REVENUES (2)
Specialty Retail Stores	6.7%	9.8%	8.8%	11.1%
Direct Marketing	11.7%	9.6%	10.4%	13.1%
Total	7.1%	9.0%	8.4%	11.4%

SALES PER SQUARE FOOT
Specialty Retail Stores	$49	$103	$152	$138

STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	37	36	36	37
Opened during the period	—	1	1	—
Open at end of period	37	37	37	37
Clearance centers:
Open at beginning of period	17	16	16	14
Opened during the period	—	1	1	—
Open at end of period	17	17	17	14

(1)          Other includes the operations of the Brand Development Companies.

(2)          Comparable revenues include 1) revenues derived from our retail stores open for more than 52 weeks, including stores that have been relocated or expanded, 2) revenues from our Direct Marketing operations and 3) revenues from our Brand Development Companies.  Comparable revenues exclude the revenues of closed stores and the revenues of our Chef’s Catalog operations (sold in November 2004) for all periods prior to the Chef’s Catalog Disposition.

First Quarter Fiscal Year 2006 Highlights

We believe that our product assortment of luxury, designer and fashion merchandise, coupled with our sales promotion activities and our commitment to superior customer service, have been critical to our success in the past. In addition, we believe these factors are critical to our future growth and success. Major financial accomplishments in the first quarter of 2006 include:

•                  Revenues—Our revenues for the first quarter of 2006 were $976.4 million.  Comparable revenues increased  8.4% in the first quarter 2006 as compared to 2005.  This increase was on top of a comparable revenues increase of 11.4% in the first quarter of 2005 as compared to the first quarter of 2004.

For Specialty Retail Stores, our sales per square foot for the last twelve trailing months increased to $591 as of October 2005 compared to $577 as of October 2004.

•                  Gross margin—Gross margin was 41.2% of our revenues in the first quarter of 2006 and 41.5% in the first quarter of 2005.   Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of acquired inventories, decreased gross margin by 0.8% of revenues in the first quarter of 2006.

•                  Selling, general and administrative expenses—Selling, general and administrative expenses decreased in the first quarter of 2006 to 24.6% of our revenues from 25.0% in the first quarter of 2005.

•                  Operating earnings—Our operating earnings were $104.0 million in the first quarter of 2006 compared to $109.9 million in the prior year quarter.  Operating earnings for Specialty Retail Stores increased 12.7% in the first quarter of 2006 and represented 16.8% of Specialty Retail Stores revenues.  Operating earnings for Direct Marketing increased 29.1% in the first quarter of 2006 and represented 10.6% of Direct Marketing revenues.

Thirteen Weeks Ended October 29, 2005 Compared to Thirteen Weeks Ended October 30, 2004

Revenues.  Our revenues for the first quarter of 2006 of $976.4 million increased $68.5 million, or 7.5%, from $907.9 million in the first quarter of 2005.

Comparable revenues in the first quarter of 2006 increased 8.4% compared to the prior year period.  Comparable revenues increased 8.8% for Specialty Retail Stores and 10.4% for Direct Marketing.  Comparable revenues decreased 9.2% for the Brand Development Companies in the first quarter of 2006 compared to the prior year period.  Comparable revenues in the first quarter of 2005 increased by 11.4% compared to the first quarter of 2004.

Revenues increased in the first quarter of 2006 compared to the prior year at all our operating companies, except for Kate Spade, LLC.  We believe the increases in revenues were driven by sales events conducted by our Specialty Retail Stores and by the growth of internet sales for Direct Marketing.  In the first quarter of 2006, internet sales by Direct Marketing,were $79.3 million, an increase of 30.8% from the first quarter of 2005, excluding Chef’s Catalog.  Total Chef’s Catalog revenues of $13.9 million are included in consolidated revenues for the first quarter of 2005.

Gross margin.  Gross margins for the first quarter of 2006 and 2005 were:

(in millions, except percentages)	2006	% of revenues	2005	% of revenues

Gross margin, before purchase accounting adjustments	$410.4	42.0%	$376.8	41.5%
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of acquired inventories	(7.9)	(0.8)	—	—
Gross margin, as reported	$402.5	41.2%	$376.8	41.5%

Although the presentation in the table above of gross margin, before purchase accounting adjustments, does not comply with GAAP, we believe that it provides a more meaningful method of comparison.

The increase in gross margin before purchase accounting adjustments to 42.0% of revenues from 41.5% of revenues in the prior year period was primarily due to:

•                  the increase in product margins by approximately 0.6% of revenues, offset by;

•            an increase in buying and occupancy costs, primarily related to insurance costs, by approximately 0.1% of revenues.

We generated higher product margins during the first quarter of 2006 compared to the first quarter of 2005.  We believe this increase in product margins was due primarily to:

•                  the higher level of full-price sales generated during the quarter by our Specialty Retail Stores;

•                  our continued emphasis on inventory management.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale.  We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins earned in connection with the sales of the vendor’s merchandise.  We recognize these allowances as an increase to gross margin when the allowances are earned and approved by the vendor.  Other allowances we receive represent reductions to the amounts paid to acquire the merchandise.  We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in an increase to gross margin at the time the goods are sold.  As a percentage of revenues, the level of vendor allowances we received in the first quarter of 2006 was consistent with the prior year and did not have a significant impact on the year-over-year change in the gross margin we realized in the first quarter of 2006.  Vendor allowances received were $8.2 million in the first quarter of 2006 and $4.5 million in the first quarter of 2005.

Selling, general and administrative expenses.  SG&A expenses were 24.6% of revenues in the first quarter of 2006 compared to 25.0% of revenues in the prior year period.

The net decrease in SG&A expenses as a percentage of revenues in the first quarter of 2006 was primarily due to:

•            a decrease in marketing and advertising costs by approximately 0.7% of revenues primarily due to both 1) the elimination of expenditures related to our previous Chef’s Catalog business sold in November 2004, which were higher as a percentage of revenues than our other Direct Marketing brands and 2) the planned shift from catalog expenditures to web-based expenditures, which are generally lower as a percentage of revenues;

•            a decrease in our employee benefit costs, including medical and dental and workers compensation expense, of approximately 0.3% of revenues primarily due to the higher level of revenues in the first quarter of 2006;

•            a decrease in professional and legal fees of approximately 0.2% of revenue primarily driven by a lower level of  legal settlement costs.

These decreases in SG&A expenses, as a percentage of revenues, were partially offset by:

•                  income of approximately $12.0 million, or 1.2% of revenues, in the first quarter of 2006 under our credit card program with HSBC as compared to the net finance charge income of $15.3 million, or 1.7% of revenues, generated by our credit card portfolio in the prior year period; and

•                  preopening expenses and store remodeling expenses of approximately of $4.9 million, or 0.5% of revenues, in the first quarter of 2006, an increase of 0.4% of revenues, primarily related to the opening of our new San Antonio store in September 2005  and Boca Raton store in November 2005 and remodels at our San Francisco, Fashion Island and Houston stores.

Depreciation expense.  Depreciation expense was 3.0% of revenues in the first quarter of 2006 compared to 2.7% of revenues in the prior year period primarily due to 1) a higher level of capital spending in recent years and 2) additional depreciation expense resulting from revaluing our property and equipment at fair value in connection with the Acquisition.

Amortization expense.  Amortization of acquisition related intangibles (resulting from our preliminary purchase accounting adjustments related to the Transactions) was $4.9 million, or 0.5% of revenues, for the first quarter of 2006.  We had no amortization expense in the first quarter of 2005.

Transaction and other costs.   During the period July 30, 2005 to October 1, 2005, we expensed $23.5 million in connection with the Transactions. These costs consist of  $4.5 million of accounting, investment banking, legal and other costs associated with the Transactions and a $19.0 million non-cash charge for stock compensation resulting from the accelerated vesting of Predecessor stock options and restricted stock.

Segment operating earnings.  Operating earnings for our Specialty Retail Stores segment were $135.4 million, or 16.8% of Specialty Retail Stores revenues, for the first quarter of 2006 compared to $120.2 million, or 16.3%, for the prior year period.  This increase in operating margin was primarily the result of increased revenues, gross margins and lower buying and occupancy costs as a percentage of revenues, offset by net increases in SG&A expenses, due primarily to decreases in finance charge income and higher preopening expenses.

Operating earnings for Direct Marketing increased to $14.7 million, or 10.6%, in the first quarter of 2006 from $11.3 million, or 8.1%, for the prior year period, primarily as a result of increased revenues and net decreases in SG&A expenses and buying and occupancy costs as percentages of revenues, offset by slightly lower margins.

Interest expense, net.  Net interest expense was $16.4 million in the first quarter of 2006 and $4.0 million for the prior year period.   The significant components of interest expense are as follows:

(in thousands)	Four weeks ended October 29, 2005	Nine weeks ended October 1, 2005	Thirteen weeks ended October 29, 2005	Thirteen weeks ended October 30, 2004
	(Successor)	(Predecessor)	(Combined)	(Predecessor)
Asset-Based Revolving Credit Facility	$581	$—	$581	$—
Senior Secured Term Loan Facility	8,214	—	8,214	—
2028 Debentures	685	1,542	2,227	2,227
Senior Notes	4,025	—	4,025	—
Senior Subordinated Notes	3,314	—	3,314	—
Credit Agreement	—	—	—	1,111
2008 Notes	639	1,439	2,078	2,078
Debt issue cost amortization and other	1,193	345	1,538	464
Total interest expense	18,651	3,326	21,977	5,880

Less:
Interest income	962	3,046	4,008	915
Capitalized interest	404	1,146	1,550	928
Interest expense, net	$17,285	$(866)	$16,419	$4,037

The increase in interest expense is due to the $3.3 billion increase in debt incurred in connection with the Transactions.  The increase in interest income was due primarily to interest earned on higher average invested balances prior to the Transactions.

Income taxes.  Our effective income tax rate was 39.4% for the four weeks ended October 29, 2005.  Our effective income tax rate for the nine weeks ended October 1, 2005 was 37.0% and was favorably impacted by a higher level of tax-exempt interest income earned during the period on higher cash balances maintained subsequent to the Credit Card Sale.  Our effective income tax rate was 38.7% for the thirteen weeks ended October 30, 2004 and was also favorably impacted by tax-exempt interest income.

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

Our primary sources of short-term liquidity are comprised of cash on hand and availability under our Asset-Based Revolving Credit Facility.  The amounts of cash on hand and borrowings under the Asset-Based Revolving Credit Facility are influenced by a number of factors, including revenues, working capital levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments and debt service obligations following the Transactions, Pension Plan funding obligations and our tax payment obligations, among others.

Our working capital requirements fluctuate during the year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories and accounts receivable (prior to the Credit Card Sale in July 2005). We have typically financed the increases in working capital needs during the first and second fiscal quarters with cash flows from operations and cash provided from borrowings under our credit facilities. During the first quarter of 2006, we financed our seasonal increases in working capital needs with cash flows from operations and a portion of our of borrowings under our Asset-Based Revolving Credit Facility, which we expect to repay  in the second quarter of 2006.

We believe that operating cash flows, available vendor financing and amounts available pursuant to our senior secured Asset-Based Revolving Credit Facility will be sufficient to fund our operations and debt service requirements, including Pension Plan funding requirements, contractual obligations and commitments, anticipated capital expenditure requirements and our debt service obligations, through the end of 2006.

At October 29, 2005, cash and equivalents were $192.1 million compared to $258.4 million at October 30, 2004.  We generated cash from operations, prior to changes in operating assets and liabilities, of $113.4 million in the first quarter of 2006 compared to $112.9 million in the first quarter of 2005.  Net cash provided by operating activities was $28.8 million in the first quarter of 2006 compared to net cash used for operating activities of $59.8 million in the first quarter of 2005.  Cash flows related to operating activities generally are lower in the first quarter of each year as we fund the seasonal increase in inventories and accounts receivable (prior to the Credit Card Sale in July 2005).  In the first quarter of 2005 (prior to the Credit Card Sale), we funded an increase in accounts receivable of $89.5 million while in the first quarter of 2006 (subsequent to the Credit Card Sale), we funded an increase in accounts receivable of $10.1 million.

Net cash used for investing activities was $5,337.0 million in the first quarter of 2006 which consisted of 1) $5,152.9 million paid in connection with the Acquisition, 2) $134.7 million of cash reserved for the payment of our 2008 Notes pursuant to our call of such notes for redemption in connection with the Transactions and 3) $49.3 million for capital expenditures.   Net cash used in investing activities was $50.6 million in the first quarter of 2005 for capital expenditures.  We incurred capital expenditures in the first quarter of 2006 related to the construction of new stores in San Antonio and Boca Raton and the remodels of our San Francisco, Houston, Beverly Hills, Newport Beach and Bergdorf Goodman stores.  We opened our San Antonio store in September 2005 and opened our Boca Raton store in November 2005.

Net cash provided by financing activities was $4,646.8 million in the first quarter of 2006 as compared to $0.3 million in the first quarter of 2005.  Proceeds from debt incurred in connection with the Transactions, net of issuance costs, aggregated $3,222.1 million and cash equity contributions received in connection with the Transactions aggregated $1,427.7 million.

Financing Structure

Our major sources of funds are comprised of vendor financing, a $600.0 million Asset-Based Revolving Credit Facility, $1,975.0 million Senior Secured Term Loan Facility, $700.0 million Senior Notes, $500.0 million Senior Subordinated Notes, , $125.0 million 2028 Debentures and operating leases.

Senior Secured Asset-Based Revolving Credit Facility.  On October 6, 2005, in connection with the Transactions, we entered into a credit agreement and related security and other agreements for a senior secured Asset-Based Revolving Credit Facility with Deutsche Bank Trust Company Americas as administrative agent and collateral agent.  The Asset-Based Revolving Credit Facility provides financing of up to $600.0 million, subject to a borrowing base equal to at any time the lesser of 80% of eligible inventory (valued at the lower of cost or market value) and 85% of net orderly liquidation value of the eligible inventory, less certain reserves.  The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  At the closing of the Transactions, we utilized $150.0 million of the Asset-Based Revolving Credit Facility for loans and approximately $16.5 million for letters of credit, which remained outstanding on October 29, 2005.  As a result, on October 29, 2005 we had $433.5 million of unused borrowing availability under the Asset-Based Revolving Credit Facility.

The Asset-Based Revolving Credit Facility provides that we have the right at any time to request up to $200.0 million of additional commitments, but the lenders are under no obligation to provide any such additional commitments, and any increase in commitments will be subject to customary conditions precedent. If we were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the Asset-Based Revolving Credit Facility size could be increased to up to $800.0 million, but our ability to borrow would still be limited by the amount of the borrowing base.

Borrowings under the Asset-Based Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas and (2) the federal funds effective rate plus  1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin.  The initial applicable margin is 0% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the historical availability under the Asset-Based Revolving Credit Facility.   The interest rate on the outstanding borrowings pursuant to the Asset-Based Revolving Credit Facility was 6.06% at October 29, 2005.  In addition, we are required to pay a commitment fee of 0.375% per annum in respect of the unutilized commitments.  If the average revolving loan utilization is 50% or more for any applicable period, the commitment fee will be reduced to 0.250% for such period. We must also pay customary letter of credit fees and agency fees.

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Asset-Based Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base, we will be required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.  If the amount available under the Asset-Based Revolving Credit Facility is less than $60 million or an event of default has occurred, we will be required to repay outstanding loans and cash collateralize letters of credit with the cash we are required to deposit daily in a collection account maintained with the agent under the Asset-Based Revolving Credit Facility.  We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.  There is no scheduled amortization under the Asset-Based Revolving Credit Facility; the principal amount of the loans outstanding are due and payable in full on October 6, 2010.

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by Parent and certain of our existing and future domestic subsidiaries (excluding, among others, Gurwitch Products, L.L.C., and Kate Spade LLC (Brand Development Companies)).  As of October 29, 2005, the liabilities of our non-guarantor subsidiaries totaled approximately $35.8 million, or 0.6% of consolidated liabilities, and the assets of our non-guarantor subsidiaries aggregated approximately $146.5 million, or 2.1% of consolidated total assets.  All obligations under our Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of our assets and the assets of Parent and our subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors), including:

•                  a first-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by us or the subsidiary guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges for sales of inventory by us and the subsidiary guarantors, certain related assets and proceeds of the foregoing; and

•                  a second-priority pledge of 100% of our capital stock and certain of the capital stock held by us, Parent or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary); and

•                  a second-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of us, Parent and each subsidiary guarantor, including a significant portion of our material owned and leased real property (which consists of a majority of our full-line retail stores) and equipment.

Our Asset-Based Revolving Credit Facility contains a number of covenants that, among other things and subject to certain significant exceptions, restrict our ability and the ability of our subsidiaries to:

•                  incur additional indebtedness;

•                  pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness;

•                  make investments, loans, advances and acquisitions;

•                  create restrictions on the payment of dividends or other amounts to us from our subsidiaries that are not guarantors;

•                  engage in transactions with our affiliates;

•                  sell assets, including capital stock of our subsidiaries;

•                  consolidate or merge;

•                  create liens; and

•                  enter into sale and lease back transactions.

The covenants limiting dividends and other restricted payments; investments, loans, advances and acquisitions; and prepayments or redemptions of other indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that we must have at least $75.0 million of pro forma excess availability under the Asset-Based Revolving Credit Facility and that we must be in pro forma compliance with the fixed charge coverage ratio described below.

Although the credit agreement governing the Asset-Based Revolving Credit Facility does not require us to comply with any financial ratio maintenance covenants, if less than $60.0 million were available to be borrowed under the Asset-Based Revolving Credit Facility at any time, we would not be permitted to borrow any additional amounts unless our pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) were at least 1.1 to 1.0.  The credit agreement also contains customary affirmative covenants and events of default.

Senior Secured Term Loan Facility.  On October 6, 2005, in connection with the Transactions, we entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility with Credit Suisse as administrative agent and collateral agent.  The full amount of the Senior Secured Term Loan Facility was borrowed on October 6, 2005.

Borrowings under the Senior Secured Term Loan Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus  1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin.  The applicable margin is 1.5% with respect to base rate borrowings and 2.5% with respect to LIBOR borrowings.  The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 6.51% at October 29, 2005.

The credit agreement governing the Senior Secured Term Loan Facility requires us to prepay outstanding term loans with 50% (which percentage will be reduced to 25% if our total leverage ratio is less than a specified ratio and will be reduced to 0% if our total leverage ratio is less than a specified ratio) of our annual excess cash flow (as defined in the credit agreement).  If a change of control (as defined in the credit agreement) occurs, we will be required to offer to prepay all outstanding term loans, at a prepayment price equal to 101% of the principal amount to be prepaid, plus accrued and unpaid interest to the date of prepayment. We also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

We may voluntarily prepay outstanding loans under the Senior Secured Term Loan Facility at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.  If we repay all or any portion of the Senior Secured Term Loan Facility prior to October 6, 2006 (other than a prepayment that is made with certain designated asset sale proceeds), we must pay 101% of the principal amount to be repaid.  There is no scheduled amortization under the Senior Secured Term Loan Facility.  The principal amount of the loans outstanding is due and payable in full on April 6, 2013.

All obligations under the Senior Secured Term Loan Facility are unconditionally guaranteed by Parent and each direct and indirect domestic subsidiary of the Company that guarantees the obligations of the Company under our Asset-Based Revolving Credit Facility.  All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of our assets and the assets of Parent and the subsidiary guarantors, including:

•                  a first-priority pledge of 100% of our capital stock and certain of the capital stock held by us, Parent or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary); and

•                  a first-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of us, Parent and each subsidiary guarantor, including a significant portion of our material owned and leased real property (which consists of a majority of our full-line retail stores) and equipment, but excluding, among other things, the collateral described in the following bullet point; and

•                  a second-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by us or the subsidiary guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges for sales of inventory by us and the subsidiary guarantors, certain related assets and proceeds of the foregoing.

The credit agreement governing the Senior Secured Term Loan Facility contains a number of negative covenants that are substantially similar to those governing the Senior Notes and additional covenants related to the security arrangements for the Senior Secured Term Loan Facility.  The credit agreement also contains customary affirmative covenants and events of default.

2028 Debentures.  In May 1998, we issued $125.0 million aggregate principal amount of our 2028 Debentures.  In connection with the Transactions, we equally and ratably secured the 2028 Debentures by a first lien security interest on certain collateral subject to liens granted under our Senior Secured Credit Facilities constituting (a) (i) 100% of the capital stock of certain of our existing and future domestic subsidiaries, and (ii) 100% of the non-voting stock and 65% of the voting stock of certain of our existing and future foreign subsidiaries and (b) certain of our principal properties that include a majority of our full-line stores, in each case, to the extent required by the terms of the indenture governing our 2028 Debentures.

Senior Notes.  On October 6, 2005, Newton Acquisition Merger Sub., Inc. issued $700.0 million aggregate original principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture) with Wells Fargo Bank, National Association, as trustee.  At the closing of the Transactions, as the surviving corporation in the Acquisition, we assumed all the obligations of Newton Acquisition Merger Sub, Inc. under the Senior Indenture.  The Senior Notes mature on October 15, 2015.

For any interest payment period through October 15, 2010, the Company may, at its option, elect to pay interest on the Senior Notes entirely in cash (Cash Interest) or entirely by increasing the principal amount of the outstanding Senior Notes or by issuing additional Senior Notes (PIK Interest).  Cash Interest on the Senior Notes accrues at the rate of 9% per annum.  PIK Interest on the Senior Notes accrues at the rate of 9.75% per annum.  After October 15, 2010, the Company will make all interest payments on the Senior Notes entirely in cash.  All Senior Notes mature on October 15, 2015 and have the same rights and benefits as the Senior Notes issued on October 6, 2005.  Interest on the Senior Notes is payable quarterly in arrears on each January 15, April 15, July 15 and October 15, commencing on January 15, 2006.

The Senior Notes are guaranteed, jointly and severally, on an unsecured, senior basis, by each of our wholly-owned domestic subsidiaries that guarantee our obligations under our Senior Secured Credit Facilities and by Parent.  The Senior Notes and the guarantees thereof are our and the guarantors’ unsecured, senior obligations and rank (i) equal in the right of payment with all of our and the guarantors’ existing and future senior indebtedness, including any borrowings under our Senior Secured Credit Facilities and the guarantees thereof and our 2028 Debentures; and (ii) senior to all of our and our guarantors’ existing and future subordinated indebtedness, including the Senior Subordinated Notes due 2015 and the guarantees thereof.  The Senior Notes also are effectively junior in priority to our and our guarantors’ obligations under all secured indebtedness, including our Senior

Secured Credit Facilities, our 2028 Debentures, and any other secured obligations of ours, in each case, to the extent of the value of the assets securing such obligations.  In addition, the Senior Notes are structurally subordinated to all existing and future liabilities, including trade payables, of our subsidiaries that are not providing guarantees.

The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes, but under certain circumstances, the Company may be required to offer to purchase Senior Notes as described below.  The Company may from time to time acquire Senior Notes by means other than a redemption, whether by tender offer, in open market purchases, through negotiated transactions or otherwise, in accordance with applicable securities laws.

Except as described below, the Senior Notes are not redeemable at the Company’s option prior to October 15, 2010. From and after October 15, 2010, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 104.5% of principal amount, declining annually to 100% of the principal amount on October 15, 2013, plus accrued and unpaid interest, and Additional Interest (as defined in the Senior Indenture), if any, thereon to the applicable redemption date.

Prior to October 15, 2008, the Company may, at its option, subject to certain conditions, redeem up to 35% of the original aggregate principal amount of Senior Notes at a redemption price equal to 109.000% of the aggregate principal amount thereof, plus accrued and unpaid interest, and Additional Interest, if any, thereon to the redemption date, with the net cash proceeds of one or more equity offerings of the Company or any direct or indirect parent of the Company to the extent such net proceeds are contributed to the Company.  At any time prior to October 15, 2010, the Company also may redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount of Senior Notes redeemed plus an applicable premium, as provided in the Senior Indenture, as of, and accrued and unpaid interest and Additional Interest, if any, to the redemption date.

Upon the occurrence of a change of control (as defined in the Senior Indenture), each holder of the Senior Notes has the right to require the Company to repurchase some or all of such holder’s Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, and Additional Interest, if any, to the date of purchase.

The indenture governing the Senior Notes contains covenants that limit our ability and certain of our subsidiaries’ ability to:

•                  incur additional indebtedness;

•                  pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness;

•                  make investments;

•                  create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries that are not guarantors of the notes;

•                  engage in transactions with our affiliates;

•                  sell assets, including capital stock of our subsidiaries;

•                  consolidate or merge;

•                  create liens; and

•                  enter into sale and lease back transactions.

Our Brand Development Companies are not subject to the covenants contained in the Senior Indenture.  The Senior Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately.

Senior Subordinated Notes.  On October 6, 2005, Newton Acquisition Merger Sub., Inc. issued $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture) with Wells Fargo Bank, National Association, as trustee.  At the closing of the Transactions, as the surviving corporation in the Acquisition, we assumed all the obligations of Newton Acquisition Merger Sub, Inc. under the Senior Subordinated Indenture.  The Senior Subordinated Notes mature on October 15, 2015.  Interest on the Senior Subordinated Notes is payable in cash semi-annually in arrears on each April 15 and October 15, commencing April 15, 2006.

The Senior Subordinated Notes are guaranteed, jointly and severally, on an unsecured, senior subordinated basis, by each of our wholly-owned domestic subsidiaries that guarantee our obligations under our Senior Secured Credit Facilities and by Parent.  The Senior Subordinated Notes and the guarantees thereof are our and the guarantors’ unsecured, senior subordinated obligations

and rank (i)   junior to all of our and the guarantors’ existing and future senior indebtedness, including the Senior Notes and any borrowings under our Senior Secured Credit Facilities, and the guarantees thereof and our 2028 Debentures; (ii) equally with any of our and the guarantors’ future senior subordinated indebtedness; and (iii) senior to any of our and the guarantors’ future subordinated indebtedness.  In addition, the Senior Subordinated Notes are structurally subordinated to all existing and future liabilities, including trade payables, of our subsidiaries that are not providing guarantees.

The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Subordinated Notes, but, under certain circumstances, the Company may be required to offer to purchase Senior Subordinated Notes as described below.  The Company may from time to time acquire Senior Subordinated Notes by means other than a redemption, whether by tender offer, in open market purchases, through negotiated transactions or otherwise, in accordance with applicable securities laws.

Except as described below, the Senior Subordinated Notes are not redeemable at the Company’s option prior to October 15, 2010. From and after October 15, 2010, the Company may redeem the Senior Subordinated Notes, in whole or in part, at a redemption price equal to 105.188% of principal amount, declining annually to 100% of principal amount on October 15, 2013, plus accrued and unpaid interest, and Additional Interest (as defined in the Senior Subordinated Indenture), if any, thereon to the applicable redemption date.

Prior to October 15, 2008, the Company may, at its option, subject to certain conditions, redeem up to 35% of the original aggregate principal amount of Senior Subordinated Notes at a redemption price equal to 110.375% of the aggregate principal amount thereof, plus accrued and unpaid interest, and Additional Interest, if any, thereon to the redemption date, with the net cash proceeds of one or more equity offerings of the Company or any direct or indirect parent of the Company to the extent such net proceeds are contributed to the Company.

At any time prior to October 15, 2010, the Company also may redeem all or a part of the Senior Subordinated Notes at a redemption price equal to 100% of the principal amount of Senior Subordinated Notes redeemed plus an applicable premium, as provided in the Senior Subordinated Indenture, as of, and accrued and unpaid interest and Additional Interest, if any, to the redemption date.

Upon the occurrence of a change of control (as defined in the Senior Subordinated Indenture), the Company will make an offer to purchase all of the Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, and Additional Interest, if any, to the date of purchase.

The indenture governing the Senior Subordinated Notes contains covenants substantially similar to those applicable to our Senior Notes described above.  The Senior Subordinated Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately, subject to certain exceptions.

Redemption of 2008 Notes.   In May 1998, we issued $125.0 million aggregate principal amount of our 2008 Notes. Upon closing of the Transactions, we called our 2008 Notes for redemption pursuant to their terms.

At October 29, 2005, we had $134.7 million in cash reserved for the redemption of our 2008 Notes which we paid on November 7, 2005 to effect the redemption of our 2008 Notes, including a call premium of $6.2 million plus accrued interest of $3.5 million through the redemption date.

OTHER MATTERS

Factors That May Affect Future Results

Matters discussed in MD&A include forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “plan,” “predict,” “expect,” “estimate,” “intend,” “would,” “could,” “should,” “anticipate,” “believe,” “project” or “continue.” We make these forward-looking statements based on our expectations and beliefs concerning future events, as well as currently available data. These forward-looking statements involve a number of risks and uncertainties and, therefore, are not guarantees of future performance. A variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in our forward-looking statements. Factors that could affect future performance include, but are not limited, to:

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

The Transactions

The consummation of the Transactions resulted in the Company becoming highly leveraged.   As a result, we are subject to additional risk factors including:

•                  the effects of incurring a substantial amount of indebtedness under our Senior Secured Credit Facilities and the Notes;

•                  the effects upon us of complying with the covenants contained in our Senior Secured Credit Facilities and the indentures governing the Notes;

•                  restrictions the terms and conditions of the indebtedness under our Senior Secured Credit Facilities and the Notes may place on our ability to respond to changes in our business or to take certain actions;

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires  us  to make estimates and assumptions about future events.  These estimates and assumptions affect amounts of assets, liabilities, revenues and expenses and the disclosure of gain and loss contingencies at the date of the Condensed Consolidated Financial Statements.  Our current estimates are subject to change if different assumptions as to the outcome of future events were made.  We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances.  We make adjustments to our assumptions and judgments when facts and circumstances dictate.  Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates we used in preparing the accompanying Condensed Consolidated Financial Statements.

See Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 1 for a summary of our critical accounting policies.  A complete description of our critical accounting policies is included in our Annual Report to Shareholders on Form 10-K for the fiscal year ended July 30, 2005.

We have changed the basis of presentation of certain prior year amounts and calculations presented in this quarterly report to conform to the current year presentation. In prior periods, depreciation expense was included in buying and occupancy costs.

Purchase Accounting.  We have accounted for the Acquisition in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” whereby the purchase price paid to effect the Acquisition is allocated to state the acquired assets and liabilities at fair value.  The Acquisition and the allocation of the purchase price have been recorded as of October 1, 2005, the beginning of our October accounting period.  In connection with the preliminary purchase price allocation, we have made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, preliminary valuation results from independent valuation specialists.  As of October 29, 2005, we have recorded preliminary purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to establish intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things.  This allocation of the purchase price is preliminary and subject to finalization of independent appraisals.  Further revisions to the purchase price allocation will be made as additional information becomes available and such revisions could be material.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment.” This standard is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first interim period or annual reporting period beginning after June 15, 2005.  We adopted SFAS No. 123R as of the beginning of our first quarter of 2006 using the modified prospective method, which requires companies to record stock compensation for all unvested and new awards as of the adoption date. Accordingly, we have not restated the prior period amounts presented herein.  See Note 5 for further description of our stock-based compensation.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The cumulative effect of initially applying FIN 47 will be recognized as a change in accounting principle. We are in the process of evaluating the expected effect of FIN 47, if any, on our consolidated financial statements.

RISK FACTORS

Risks Related to our Indebtedness

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, to comply with debt covenants and make payments on our indebtedness.

As a result of the Transactions, we are highly leveraged. As of October 29, 2005, our total indebtedness was approximately $3,580.2 million (without giving effect to the redemption of our 2008 Notes on November 7, 2005), which included $150.0 million borrowed under our Asset-Based Revolving Credit Facility.  Our substantial indebtedness, combined with our lease and other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•                  make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;

•                  make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•                  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•                  place us at a competitive disadvantage compared to our competitors that are less highly leveraged and therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting; and

•                  limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of the above listed factors could materially adversely affect our business, financial condition and results of operations.

In addition, our interest expense could increase if interest rates increase because the entire amount of the indebtedness under our senior secured credit facilities bears interest at floating rates.   As of October 29, 2005, we had approximately $2,125.0 million of floating rate debt, consisting of outstanding borrowings under the Asset-Based Revolving Credit Facility and Senior Secured Term Loan Facility.  Effective December 6, 2005, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our ability to pay interest on and principal of our debt obligations will primarily depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.

If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital.  Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time.  Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.  The terms of existing or future debt instruments may restrict us from adopting some of these alternatives.  In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms.

Contractual limitations on our ability to execute any necessary alternative financing plans could exacerbate the effects of any failure to generate sufficient cash flow to satisfy our debt service obligations.  Our Asset-Based Revolving Credit Facility permits us to borrow up to $600.0 million; however, our ability to borrow thereunder is limited by a borrowing base, which at any time will equal the lesser of 80% of eligible inventory valued at the lower of cost or market value and 85% of the net orderly liquidation value of the eligible inventory, less certain reserves.  In addition, our ability to borrow under this facility is limited by a minimum liquidity condition, providing that, if less than $60.0 million is available at any time, we are not permitted to borrow any additional amounts under the Asset-Based Revolving Credit Facility unless our ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement for our senior secured asset-based revolving credit facility) is at least 1.1 to 1.0.  Our ability to meet this financial ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio.

Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations at all or on commercially reasonable terms, would have an adverse effect, which could be material, on our business, financial condition and results of operations.

The terms of our Asset-Based Revolving Credit Facility and Senior Secured Term Loan Facility and the indentures governing our 2028 Debentures may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The credit agreements governing our Asset-Based Revolving Credit Facility and Senior Secured Term Loan Facility credit facilities and the indentures governing our Notes and 2028 Debentures contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The indentures governing our Notes and 2028 Debentures and the credit agreements governing our senior secured credit facilities include covenants that, among other things, restrict our ability to:

•                  incur additional indebtedness;

•                  pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness;

•                  make investments;

•                  create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries;

•                  engage in transactions with our affiliates;

•                  sell assets, including capital stock of our subsidiaries;

•                  consolidate or merge;

•                  create liens; and

•                  enter into sale and lease back transactions.

In addition, our ability to borrow under our Asset-Based Revolving Credit Facility is limited by a borrowing base and a minimum liquidity condition, as described above.

Moreover, our Asset-Based Revolving Credit Facility provides discretion to the agent bank acting on behalf of the lenders to impose additional availability and other reserves, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the agent bank will not impose such reserves or, were it to do so, that the resulting impact of this action would not materially and adversely impair our liquidity.

A breach of any of the restrictive covenants would result in a default under our Asset-Based Revolving Credit Facility and Senior Secured Term Loan Facility.  If any such default occurs, the lenders under our Asset-Based Revolving Credit Facility and Senior

Secured Term Loan Facility may elect to declare all outstanding borrowings under such facilities, together with accrued interest and other fees, to be immediately due and payable, or enforce their security interest, any of which would result in an event of default under our Notes and 2028 Debentures. The lenders would also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

The operating and financial restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Risks Related to Our Business and Industry

The specialty retail industry is highly competitive.

The specialty retail industry is highly competitive and fragmented. Competition is strong both to attract and sell to customers and to establish relationships with, and obtain merchandise from, key vendors.

We compete for customers with specialty retailers, traditional and high-end department stores, national apparel chains, vendor-owned proprietary boutiques, individual specialty apparel stores and direct marketing firms. We compete for customers principally on the basis of quality and fashion, customer service, value, assortment and presentation of merchandise, marketing and customer loyalty programs and, in the case of Neiman Marcus and Bergdorf Goodman, store ambiance. In our Specialty Retail business, merchandise assortment is a critical competitive factor, and retail stores compete for exclusive, preferred and limited distribution arrangements with key designers. Many of our competitors are larger than we are and have greater financial resources than we do. In addition, certain designers from whom we source merchandise have established competing free-standing retail stores in the same vicinity as our stores. If we fail to successfully compete for customers or merchandise, our business will suffer.

We are dependent on our relationships with certain designers, vendors and other sources of merchandise.

Our relationships with established and emerging designers are a key factor in our position as a retailer of high-fashion merchandise, and a substantial portion of our revenues is attributable to our sales of designer merchandise. Many of our key vendors limit the number of retail channels they use to sell their merchandise and competition among luxury retailers to obtain and sell these goods is intense. Our relationships with our designers have been a significant contributor to our past success. We have no guaranteed supply arrangements with our principal merchandising sources. Accordingly, there can be no assurance that such sources will continue to meet our quality, style and volume requirements. Moreover, nearly all of the brands of our top designers are sold by competing retailers, and many of our top designers also have their own dedicated retail stores. If one or more of our top designers were to cease providing us with adequate supplies of merchandise or, conversely, were to increase sales of merchandise through its own stores or to the stores of our competitors, our business could be adversely affected. In addition, any decline in the popularity or quality of any of our designer brands could adversely affect our business.

If we significantly overestimate our sales, our profitability may be adversely affected.

We make decisions regarding the purchase of our merchandise well in advance of the season in which it will be sold. For example, women’s apparel, men’s apparel and shoes are typically ordered six to nine months in advance of the products being offered for sale, while handbags, jewelry and other categories of merchandise are typically ordered three to six months in advance. If our sales during any season, particularly a peak season, are significantly lower than we expect for any reason, we may not be able to adjust our expenditures for inventory and other expenses in a timely fashion and may be left with a substantial amount of unsold inventory. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess inventory. This could have an adverse effect on our margins and operating income. At the same time, if we fail to purchase a sufficient quantity of merchandise, we may not have an adequate supply of products to meet consumer demand. This may cause us to lose sales or harm our customer relationships.

Our failure to identify changes in consumer preferences or fashion trends may adversely affect our performance.

Our success depends in large part on our ability to identify fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. If we fail to adequately match our product mix to prevailing customer tastes, we may be required to sell our merchandise at higher average markdown levels and lower average margins. Furthermore, the products we sell often require long lead times to order and must appeal to consumers whose preferences cannot be predicted with certainty and often change rapidly. Consequently, we must stay abreast of emerging lifestyle and consumer trends and anticipate trends and fashions that will appeal to our consumer base. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect our business.

Our business and performance may be affected by our ability to implement our store expansion and remodeling strategies.

Based upon our expansion strategy, we expect that planned new stores (including our Boca Raton store that opened in November 2005) will add over 665,000 square feet of new store space over approximately the next three years, representing an almost 13% increase above the current aggregate square footage of our full-line Neiman Marcus and Bergdorf Goodman stores, and that our store remodeling program will add additional new store space from remodels that are already underway. New store openings involve certain risks, including constructing, furnishing and supplying a store in a timely and cost effective manner, accurately assessing the demographic or retail environment at a given location, hiring and training quality staff, obtaining necessary permits and zoning approvals, obtaining commitments from a core group of vendors to supply the new store, integrating the new store into our distribution network and building customer awareness and loyalty. In undertaking store remodels, we must complete the remodel in a timely, cost effective manner, minimize disruptions to our existing operations, and succeed in creating an improved shopping environment. If we fail to execute on these or other aspects of our store expansion and remodeling strategy, we could suffer harm to our sales, an increase in costs and expenses and an adverse effect on our business.

Acts of terrorism could adversely affect our business.

The economic downturn that followed the terrorist attacks of September 11, 2001 had a material adverse effect on our business. Any further acts of terrorism or other future conflicts may disrupt commerce and undermine consumer confidence, cause a downturn in the economy generally, cause consumer spending or shopping center traffic to decline or reduce the desire of our customers to make discretionary purchases. Any of the foregoing factors could negatively impact our sales revenue, particularly in the case of any terrorist attack targeting retail space, such as a shopping center. Furthermore, an act of terrorism or war, or the threat thereof, could negatively impact our business by interfering with our ability to obtain merchandise from foreign manufacturers. Any future inability to obtain merchandise from our foreign manufacturers or to substitute other manufacturers, at similar costs and in a timely manner, could adversely affect our business.

Deterioration in economic conditions could adversely affect our business.

The merchandise we sell consists in large part of luxury retail goods. The purchase of these goods by customers is discretionary, and therefore highly dependent upon the level of consumer spending, particularly among affluent customers. Accordingly, sales of these products may be adversely affected by an economic downturn, increases in consumer debt levels, uncertainties regarding future economic prospects or a decline in consumer confidence. An economic downturn in the United States generally or in any of the geographic areas in which we have stores, particularly in Texas, California, Florida and the New York City metropolitan area, from which we derive a significant portion of our revenues, could have a material adverse effect on our business and results of operations.

The loss of any of our senior management team or attrition among our buyers or key sales associates could adversely affect our business.

Our success in the specialty retail industry will continue to depend to a significant extent on our senior management team, buyers and key sales associates. We rely on the experience of our senior management, who have specific knowledge relating to us and our industry that would be difficult to replace. If we were to lose a portion of our buyers or key sales associates, our ability to benefit from long-standing relationships with key vendors or to provide relationship-based customer service may suffer. We cannot assure you that we will be able to retain our current senior management team, buyers or key sales associates. The loss of any of these individuals could adversely affect our business.

Inflation may adversely affect our business operations in the future.

In recent years, we have experienced certain inflationary conditions in our cost base due primarily to (1) changes in foreign currency exchange rates that have reduced the purchasing power of the U.S. dollar and (2) increases in selling, general and administrative expenses, particularly with regard to employee benefits. Inflation can harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base. If inflation in these or other costs worsens, we cannot assure you that our attempts to offset the effects of inflation and cost increases through control of expenses, passing cost increases on to customers or any other method will be successful. Any future inflation could adversely affect our profitability and our business.

Failure to maintain competitive terms under our loyalty programs could adversely affect our business.

We maintain loyalty programs that are designed to cultivate long-term relationships with our customers and enhance the quality of service we provide to our customers. We must constantly monitor and update the terms of our loyalty programs so that they continue to meet the demands and needs of our customers and remain competitive with loyalty programs offered by other high-end specialty retailers. Given that approximately 46% of our revenues at Neiman Marcus stores in calendar year 2004 were generated by our InCircle loyalty program members, our failure to continue to provide quality service and competitive loyalty programs to our customers through the InCircle loyalty program could adversely affect our business.

Changes in our credit card arrangements, applicable regulations and consumer credit patterns could adversely impact our ability to facilitate the provision of consumer credit to our customers and adversely affect our business.

We maintain a proprietary credit card program through which credit is extended to customers under the “Neiman Marcus” and “Bergdorf Goodman” names. Because a majority of our revenues were transacted through our proprietary credit cards, changes in our proprietary credit card arrangement that adversely impact our ability to facilitate the provision of consumer credit may adversely affect our performance. We recently sold our approximately three million private label credit card accounts and related assets, as well as the outstanding balances associated with such accounts.  Initially, we will continue to handle key customer service functions, including new account processing, most transaction authorization, billing adjustments, collection services and customer inquiries. As part of this transaction, we are changing, and will continue to change, the terms of credit offered to our customers following the Credit Card Sale. In addition, the purchaser of our credit card business will have discretion over certain policies and arrangements with credit card customers and may change these policies and arrangements in ways that affect our relationship with these customers. Any such changes in our credit card arrangements may adversely affect our credit card program and ultimately, our business.

Credit card operations are subject to numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. The purchaser of our credit card business is subject to regulations to which we were not subject prior to the Credit Card Sale. Any effect of these regulations or change in the regulation of credit arrangements that would materially limit the availability of credit to our customer base could adversely affect our business. In addition, changes in credit card use, payment patterns, and default rates may result from a variety of economic, legal, social, and other factors that we cannot control or predict with certainty.

Our business can be affected by extreme or unseasonable weather conditions.

Extreme weather conditions in the areas in which our stores are located could adversely affect our business. For example, heavy snowfall, rainfall or other extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. Reduced sales from extreme or prolonged unseasonable weather conditions would adversely affect our business.

We are subject to numerous regulations that could affect our operations.

We are subject to customs, truth-in-advertising and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and warehouse facilities. Although we undertake to monitor changes in these laws, if these laws change without our knowledge, or are violated by importers, designers, manufacturers or distributors, we could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business.

Our revenues and cash requirements are affected by the seasonal nature of our business.

The specialty retail industry is seasonal in nature, with a higher level of sales typically generated in the fall and holiday selling seasons. We have in the past experienced significant fluctuation in our revenues from quarter to quarter with a disproportionate amount of our revenues falling in our second fiscal quarter, which coincides with the holiday season. In addition, we incur significant additional expenses in the period leading up to the months of November and December in anticipation of higher sales volume in those periods, including for additional inventory, advertising and employees.

Our business is affected by foreign currency fluctuations.

We purchase a substantial portion of our inventory from foreign suppliers whose cost to us is affected by the fluctuation of their local currency against the dollar or who price their merchandise in currencies other than the dollar. Accordingly, changes in the value of the dollar relative to foreign currencies may increase our cost of goods sold and, if we are unable to pass such cost increases on to our customers, decrease our gross margins and ultimately our earnings. Fluctuations in the Euro-dollar exchange rate affect us most significantly; however, we source goods from numerous countries and thus are affected by changes in numerous currencies and, generally, by fluctuations in the U.S. dollar relative to such currencies. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, foreign currency fluctuations may have a material adverse effect on our business, financial condition and results of operations.

Conditions in, and the United States’ relationship with, the countries where we source our merchandise could affect our sales.

A substantial majority of our merchandise is manufactured overseas, mostly in Europe. As a result, political instability or other events resulting in the disruption of trade from other countries or the imposition of additional regulations relating to or duties upon imports could cause significant delays or interruptions in the supply of our merchandise or increase our costs, either of which could have a material adverse effect on our business. If we are forced to source merchandise from other countries, those goods may be more expensive or of a different or inferior quality from the ones we now sell. The importance to us of our existing designer relationships could present additional difficulties, as it may not be possible to source merchandise from a given designer from alternative jurisdictions. If we were unable to adequately replace the merchandise we currently source with merchandise produced elsewhere, our business could be adversely affected.

Significant increases in costs associated with the production of catalogs and other promotional material may adversely affect our operating income.

We advertise and promote in-store events, new merchandise and fashion trends through print catalogs and other promotional materials mailed on a targeted basis to our customers. Significant increases in paper, printing and postage costs could affect the cost of producing these materials and as a result, may adversely affect our operating income.

We are indirectly owned and controlled by the Sponsors, and their interests as equity holders may conflict with those of our creditors.

We are indirectly owned and controlled by the Sponsors and certain other equity investors, and the Sponsors have the ability to control our policies and operations. The interests of the Sponsors may not in all cases be aligned with those of our creditors. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with our creditors’ interests. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to holders of our indebtedness. Furthermore, the Sponsors may in the future own businesses that directly or indirectly compete with us. One or more of the Sponsors also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

If we are unable to enforce our intellectual property rights, or if we are accused of infringing on a third party’s intellectual property rights, our net income may decline.

We and our subsidiaries currently own our trademarks and service marks, including the “Neiman Marcus,” “Bergdorf Goodman” and “Kate Spade” marks. Our trademarks and service marks are registered in the United States and in various foreign countries, primarily in Europe. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Moreover, we are unable to predict the effect that any future foreign or domestic intellectual property legislation or regulation may have on our existing or future business. The loss or reduction of any of our significant proprietary rights could have an adverse effect on our business.

Additionally, third parties may assert claims against us alleging infringement, misappropriation or other violations of their trademark or other proprietary rights, whether or not the claims have merit. Claims like these may be time consuming and expensive to defend and could result in our being required to cease using the trademark or other rights and selling the allegedly infringing products. This might have an adverse affect on our sales and cause us to incur significant litigation costs and expenses.

Failure to successfully maintain and update information technology systems and enhance existing systems may adversely affect our business.

To keep pace with changing technology, we must continuously provide for the design and implementation of new information technology systems as well as enhancements of our existing systems. Any failure to adequately maintain and update the information technology systems supporting our online operations, sales operations or inventory control could prevent our customers from purchasing merchandise on our websites or prevent us from processing and delivering merchandise, which could adversely affect our business.

Delays in receipt of merchandise in connection with either the manufacturing or shipment of such merchandise can affect our performance.

Substantially all of our merchandise is delivered to us by our vendors as finished goods and is manufactured in numerous locations, including Europe and the United States and, to a lesser extent, China, Mexico and South America. Our vendors rely on third party carriers to deliver merchandise to our distribution facilities. In addition, our success depends on our ability to efficiently source and distribute merchandise to our Specialty Retail stores and Neiman Marcus Direct customers. Events such as U.S. or foreign labor strikes, natural disasters, work stoppages or boycotts affecting the manufacturing or transportation sectors could increase the cost or reduce the supply of merchandise available to us and could adversely affect our results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivative financial instruments for trading purposes. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. We are exposed to interest rate risk through our borrowing activities, which are described in Note 8 to the condensed consolidated financial statements.

As of October 29, 2005, we had $150.0 million in borrowings outstanding under our Asset-Based Revolving Credit Facility that bear interest at floating rates.  Future borrowings under our Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

At October 29, 2005, we had $1,975.0 million of debt under our Senior Secured Term Loan Facility issued in connection with the Transactions that bears interest at floating rates.  A 1% increase in these floating rates would increase annual interest expense by approximately $19.8 million.

We use derivative financial instruments to help manage our interest rate risk.   Effective December 6, 2005, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.  The interest rate swap agreements terminate after five years.

We use derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources. We enter into foreign currency contracts denominated in the euro and British pound.  We had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $38.2 million as of October 29, 2005 and approximately $31.5 million as of October 30, 2004.  The market risk inherent in these instruments was not material to our consolidated financial position, results of operations or cash flows in the first quarter of 2006.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of Pension Plan assets, resulting in increased or decreased cash funding by the Company. We seek to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

ITEM 4.  CONTROLS AND PROCEDURES

a.               Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of October 29, 2005, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.               Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended October 29, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.                                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4.                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of our stockholders was held on August 16, 2005 to consider and vote on the adoption of the Agreement and Plan of Merger, dated as of May 1, 2005, by and among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., and Newton Acquisition Merger Sub, Inc., pursuant to which, among other things, Newton Acquisition Merger Sub, Inc. was merged with and into The Neiman Marcus Group, Inc.

A total of 36,363,612 of our shares were present or represented by proxy at the meeting.  This represented 74% of the 48,947,578 shares of Class A and Class B Common Stock outstanding as of the record date.

The proposal to adopt the Agreement and Plan of Merger was approved with 36,260,280 (or 99.7%) of the shares present at the meeting or represented by proxy voting for, 79,101 shares voting against, and 24,229 shares abstaining.

ITEM 6.                                   EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

3.2	Amended and Restated Bylaws of the Company, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

4.1

Certificates of Designation with respect to Series A Junior Participating Preferred Stock, Series B Junior Participating Preferred Stock and Series C Junior Participating Preferred Stock, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

4.2

Indenture, dated as of May 27, 1998, between the Company and The Bank of New York, as trustee, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

4.3	Form of 7.125 percent Senior Notes Due 2028, dated May 27, 1998, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

4.4

Amended and Restated Rights Agreement, dated as of August 8, 2002, between the Company and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

4.5

First Amendment to the Amended and Restated Rights Agreement, dated as of May 1, 2005, between The Neiman Marcus Group, Inc. and other parties signatory thereto, incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 4, 2005.

4.6

Senior Indenture dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, and Wells Fargo Bank, National Association, trustee, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

4.7

Senior Subordinated Indenture dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, and Wells Fargo Bank, National Association, trustee, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

4.8	Form of 9.0%/9.75% Senior Notes due 2015, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

4.9	Form of 10.375% Senior Subordinated Notes due 2015, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

4.10

Registration Rights Agreement dated October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, the Company, and the Initial Purchasers, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

10.1*

Employment Agreement dated as of October 6, 2005 by and among the Company, Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., and Burton M. Tansky, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.  *

10.2

Rollover Agreement dated as of October 4, 2005 by and among the Company, Newton Acquisition, Inc., and Burton M. Tansky, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.  *

10.3

Form of Rollover Agreement by and among the Company, Newton Acquisition, Inc. and certain members of management, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.  *

10.4

Credit Agreement dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Company, the Subsidiary Guarantors, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, Credit Suisse and Deutsche Bank Securities Inc., as joint lead arrangers, Banc of America Securities LLC and Goldman Sachs Credit Partners L.P., as co-arrangers, Credit Suisse, Deutsche Bank Securities Inc., Banc of America Securities LLC and Goldman Sachs Credit Partners L.P., as joint bookrunners, and Credit Suisse, Banc of America Securities LLC and Goldman Sachs Credit Partners L.P., as co-syndication agents, General Electric Capital Corporation as documentation agent and the lenders thereunder, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

10.5

Credit Agreement dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Company, the Subsidiary Guarantors, Credit Suisse, as administrative agent and collateral agent, Credit Suisse and Deutsche Bank Securities Inc. as joint lead arrangers, Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. as co-arrangers, Credit Suisse, Deutsche Bank Securities Inc., Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. as joint bookrunners, Deutsche Bank Securities Inc., Banc of America Securities LLC and Goldman Sachs Credit Partners L.P. as co-syndication agents and the lenders thereunder, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

10.6

Pledge and Security Agreement dated as of October 6, 2005 among Newton Acquisition Merger Sub, Inc., the Company, Newton Acquisition, Inc., the Subsidiary Guarantors and Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

10.7

Pledge and Security and Intercreditor Agreement dated as of October 6, 2005, among Newton Acquisition Merger Sub, Inc., the Company, Newton Acquisition, Inc., the Subsidiary Guarantors and Credit Suisse, as administrative agent and collateral agent, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

10.8

Lien Subordination and Intercreditor Agreement dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, Deutsche Bank Trust Company Americas, as revolving facility agent, and Credit Suisse, as term loan agent, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

10.9

Form of First Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from the Company to Credit Suisse, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

10.10

Form of First Priority Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from the Company to Credit Suisse, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

10.11

Form of Second Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from the Company to Deutsche Bank Trust Company Americas, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

10.12

Form of Second Priority Leasehold Mortgage, Assignment of Lease and Rents, Security Agreement and Financing Statement from the Company to Deutsche Bank Trust Company Americas, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

10.13

Amendment No. 1, dated as of October 6, 2005, to the Credit Agreement, dated as of October 6, 2005, among the Company, Newton Acquisition, Inc., each subsidiary of the Company from time to time party thereto, the Lenders thereunder, and Credit Suisse, as administrative agent and as collateral agent for the Lenders, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

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

THE NEIMAN MARCUS GROUP, INC.

(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller	December 8, 2005
T. Dale Stapleton	and Duly Authorized Officer
(principal accounting officer)