Form 10-Q
period 2006-01-28
NEIMAN MARCUS GROUP INC
filed 2006-03-09
CIK 819539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 28, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

There were 900 shares of the registrant’s common stock, par value $.01 per share, outstanding at January 28, 2006.

THE NEIMAN MARCUS GROUP, INC.

INDEX

Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of January 28, 2006 (Successor), July 30, 2005 (Predecessor) and January 29, 2005 (Predecessor)

Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended January 28, 2006 (Successor) and Thirteen Weeks Ended January 29, 2005 (Predecessor)

Condensed Consolidated Statements of Earnings for the Seventeen Weeks Ended January 28, 2006 (Successor), Nine Weeks Ended October 1, 2005 (Predecessor) and Twenty-Six Weeks Ended January 29, 2005 (Predecessor)

Condensed Consolidated Statements of Cash Flows for the Seventeen Weeks Ended January 28, 2006 (Successor), Nine Weeks Ended October 1, 2005 (Predecessor) and Twenty-Six Weeks Ended January 29, 2005 (Predecessor)

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

Signatures

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	January 28, 2006	July 30, 2005	January 29, 2005
	(Successor)	(Predecessor)	(Predecessor)
ASSETS
Current assets:
Cash and cash equivalents	$91,523	$853,482	$377,857
Accounts receivable, net of allowance	34,446	29,886	659,015
Merchandise inventories	789,998	748,366	726,169
Other current assets	116,324	76,747	79,679
Total current assets	1,032,291	1,708,481	1,842,720

Property and equipment, net	1,042,989	855,009	793,715
Customer lists, net	568,365	—	—
Favorable lease commitments, net	474,093	—	—
Trademarks	1,691,155	56,642	56,642
Goodwill	1,680,503	14,872	14,872
Debt issuance costs	104,532	3,526	3,787
Other assets	16,721	22,130	44,026
Total assets	$6,610,649	$2,660,660	$2,755,762

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$283,251	$282,887	$241,946
Accrued liabilities	374,745	332,937	327,435
Notes payable and current maturities of long-term liabilities	8,207	1,450	2,200
Current portion of borrowings under Credit Card Facility	—	—	225,000
Total current liabilities	666,203	617,274	796,581

Long-term liabilities:
Asset-based revolving credit facility	—	—	—
Senior secured term loan facility	1,875,000	—	—
Senior debentures due 2028	120,614	124,823	124,819
Senior notes	700,000	—	—
Senior subordinated notes	500,000	—	—
Senior notes due 2008	—	124,957	124,949
Deferred real estate credits	8,825	86,575	69,276
Deferred income taxes	1,130,379	—	21,487
Other long-term liabilities	180,377	120,973	97,375
Total long-term liabilities	4,515,195	457,328	437,906

Minority interest	13,024	12,112	11,664

Predecessor:
Common stocks (par value $0.01 per share, issued 49,716,309 shares at July 30, 2005 and 49,576,284 shares at January 29, 2005)		497	497

Successor:
Common stock (par value $0.01 per share, issued 900 shares)	—

Additional paid-in capital	1,472,118	520,414	510,119
Carryover basis adjustment for management shareholders	(69,200)	—	—
Accumulated other comprehensive loss	(583)	(47,030)	(1,996)
Retained earnings	13,892	1,125,726	1,026,652
Treasury stock, at cost (768,731 shares at July 30, 2005 and 768,731 shares at January 29, 2005)	—	(25,661)	(25,661)
Total shareholders’ equity	1,416,227	1,573,946	1,509,611
Total liabilities and shareholders’ equity	$6,610,649	$2,660,660	$2,755,762

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(in thousands)	Thirteen weeks ended January 28, 2006	Thirteen weeks ended January 29, 2005
	(Successor)	(Predecessor)

Revenues	$1,231,416	$1,129,225
Cost of goods sold including buying and occupancy costs	835,938	735,677
Selling, general and administrative expenses	285,610	264,591
Income from credit card operations, net	(16,972)	(18,041)
Depreciation expense	35,435	27,338
Amortization of customer lists	14,559	—
Amortization of favorable lease commitments	4,328	—

Operating earnings	72,518	119,660

Interest expense, net	66,125	3,978

Earnings before income taxes and minority interest	6,393	115,682

Income taxes	2,568	44,326

Earnings before minority interest	3,825	71,356

Minority interest in net earnings of subsidiaries	(781)	(769)

Net earnings	$3,044	$70,587

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(in thousands)	Seventeen weeks ended January 28, 2006	Nine weeks ended October 1, 2005	Twenty-six weeks ended January 29, 2005
	(Successor)	(Predecessor)	(Predecessor)

Revenues	$1,556,206	$651,648	$2,037,161

Cost of goods sold including buying and occupancy costs	1,031,229	378,767	1,266,861
Selling, general and administrative expenses	368,593	168,853	507,037
Income from credit card operations, net	(20,757)	(7,818)	(33,384)
Depreciation expense	45,064	19,960	51,724
Amortization of customer lists	17,937	—	—
Amortization of favorable lease commitments	5,887	—	—
Transaction and other costs	—	23,544	—
Loss on disposition of Chef’s Catalog	—	—	15,348

Operating earnings	108,253	68,342	229,575

Interest expense (income), net	83,410	(866)	8,015

Earnings before income taxes and minority interest	24,843	69,208	221,560

Income taxes	9,838	25,607	85,301

Earnings before minority interest	15,005	43,601	136,259

Minority interest in net (earnings) loss of subsidiaries	(1,113)	553	(1,556)

Net earnings	$13,892	$44,154	$134,703

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)	Seventeen weeks ended January 28, 2006	Nine weeks ended October 1, 2005	Twenty-six weeks ended January 29, 2005
	(Successor)	(Predecessor)	(Predecessor)
CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$13,892	$44,154	$134,703
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	45,064	19,960	51,724
Amortization of debt issue costs	4,636	—	—
Amortization of customer lists and favorable lease commitments	23,824	—	—
Non-cash charges related to step-up in carrying value of inventory	36,392	—	—
Stock-based compensation charges	1,483	19,968	2,303
Deferred income taxes	(21,194)	(7,327)	—
Loss on disposition of Chef’s Catalog	—	—	15,348
Minority interest	1,113	(553)	1,556
Other, primarily costs related to defined benefit pension plans	2,380	1,656	14,816
	107,590	77,858	220,450
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,817	(7,377)	(106,830)
Decrease (increase) in merchandise inventories	133,873	(173,829)	(16,209)
(Increase) decrease in other current assets	(11,660)	6,164	(17,797)
(Increase) decrease in other assets	(110)	(2,274)	15,187
(Decrease) increase in accounts payable and accrued liabilities	(16,486)	114,604	(1,970)
Payment of deferred compensation and stock-based awards	(12,901)	—	—
Increase (decrease) in deferred real estate credits	8,996	4,289	(2,622)
Net cash provided by operating activities	212,119	19,435	90,209
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(72,295)	(26,311)	(95,121)
Acquisition of The Neiman Marcus Group, Inc.	(5,155,923)	—	—
Proceeds from the sale of Chef’s Catalog	—	—	14,419
Net cash used for investing activities	(5,228,218)	(26,311)	(80,702)
CASH FLOWS - FINANCING ACTIVITIES
Proceeds from borrowings on lines of credit	9,250	5,750	4,750
Repayment of borrowings on lines of credit	(11,000)	(750)	(4,113)
Borrowings under asset-based revolving credit facility	150,000	—	—
Repayment of borrowings under asset-based revolving credit facility	(150,000)	—	—
Borrowings of senior term loan facility	1,975,000	—	—
Repayment of borrowings on senior term loan facility	(100,000)	—	—
Borrowings of senior and subordinated debt	1,200,000	—	—
Repayment of notes due 2008	(134,734)	—	—
Debt issuance costs paid	(102,854)	—	—
Cash equity contributions	1,427,739	—	—
Acquisitions of treasury stock	—	—	(3,088)
Proceeds from stock-based compensation awards	—	—	16,273
Cash dividends paid	—	(7,346)	(12,664)
Distribution paid	(39)	—	(1,175)
Net cash provided by (used for) financing activities	4,263,362	(2,346)	(17)
CASH AND CASH EQUIVALENTS
(Decrease) increase during the period	(752,737)	(9,222)	9,490
Beginning balance	844,260	853,482	368,367
Ending balance	$91,523	$844,260	$377,857
Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$49,462	$207	$10,250
Income taxes	$25,657	$10,693	$72,151
Noncash activities:
Equity contribution from Parent	$25,000	$—	$—
Equity contribution from management shareholders	$17,891	$—	$—
Capital lease additions	$11,220	$—	$—

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Basis of Presentation

The Neiman Marcus Group, Inc. (Company) was acquired on October 6, 2005 through a merger transaction with Newton Acquisition Merger Sub, Inc., a wholly-owned subsidiary of Neiman Marcus, Inc. (formerly Newton Acquisition, Inc.) (Parent). The acquisition was accomplished through the merger of Newton Acquisition Merger Sub, Inc. with and into the Company, with the Company being the surviving entity (the Acquisition). Subsequent to the Acquisition, we are a subsidiary of the Parent, which is controlled by Newton Holding, LLC (Holding). Both the Parent and Holding were formed by investment funds affiliated with Texas Pacific Group and Warburg Pincus LLC (the Sponsors). Although we continued as the same legal entity after the Acquisition, the accompanying condensed consolidated statements of earnings and cash flows present our results of operations and cash flows for the periods preceding the Acquisition (Predecessor) and the periods succeeding the Acquisition (Successor), respectively.

Our fiscal year ends on the Saturday closest to July 31. All references to the second quarter of fiscal 2006 relate to the thirteen weeks ended January 28, 2006 of the Successor. All references to the second quarter of fiscal 2005 relate to the thirteen weeks ended January 29, 2005 of the Predecessor. All references to year-to-date fiscal 2006 relate to the combined twenty-six weeks ended January 28, 2006 and all references to year-to-date fiscal 2005 relate to the twenty-six weeks ended January 29, 2005.

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

Certain prior period balances have been reclassified to conform to the current period presentation. Depreciation expense and income from credit card operations, net are now shown as separate line items on our statements of earnings. In prior periods, depreciation expense was included in buying and occupancy costs and the income from our credit card operations was included as a reduction to selling, general and administrative expenses.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment.” This standard is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and was effective for the first interim period or annual reporting period beginning after June 15, 2005. We adopted SFAS No. 123R as of the beginning of our first quarter of fiscal 2006 using the modified prospective method, which requires companies to record stock compensation for all unvested and new awards as of the adoption date. Accordingly, we have not restated the prior period amounts presented herein. See Note 5 for further description of our stock-based compensation.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 with the cumulative effect of initially applying FIN 47 being recognized as a change in accounting principle. We are in the process of evaluating the expected effect of FIN 47, if any, on our consolidated financial statements.

2.     The Transactions

As discussed in Note 1, the Acquisition was completed on October 6, 2005 and was financed by:

•    Borrowings under our senior secured asset-based revolving credit facility (Asset-Based Revolving Credit Facility) and our secured term loan credit facility (Senior Secured Term Loan Facility) (collectively, the Secured Credit Facilities);

•    the issuance of 9.0%/9.75% senior notes due 2015 (Senior Notes);

•    the issuance of 10.375% senior subordinated notes due 2015 (Senior Subordinated Notes); and

•    equity investments from Parent funded by direct and indirect equity investments from the Sponsors, co-investors and management.

The Acquisition occurred simultaneously with:

•    the closing of the financing transactions and equity investments described above;

•    the call for redemption of, the deposit into a segregated account of the estimated amount of the redemption payment related to, and the ratable provision of security pursuant to the terms thereof, for our 6.65% senior notes due 2008 (2008 Notes);

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

Transaction and Other Costs. During the period from July 30, 2005 to October 1, 2005, we expensed $23.5 million in connection with the Transactions. These costs consisted primarily of $4.5 million of accounting, investment banking, legal and other costs associated with the Transactions and a $19.0 million non-cash charge for stock compensation resulting from the accelerated vesting of Predecessor stock options and restricted stock in connection with the Acquisition.

Carryover Basis Adjustment for Management Shareholders. Executive management participants held certain equity interests, including stock options, in the Predecessor prior to the Transactions and will continue to hold indirect equity interests in the Successor after the Transactions. In accordance with the provisions of Emerging Issues Task Force No. 88-16, “Basis in Leveraged Buyout Transactions,” the basis of executive management’s indirect interests in the Successor after the Transactions is carried over at the basis of their interests in the Predecessor prior to the Transactions. The carryover basis of such interests less the net cash received by the management participants represents a deemed dividend of $69.2 million to the management participants and has been recognized as a reduction to shareholders’ equity of the Successor.

3.     Purchase Accounting

We have accounted for the Acquisition in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” whereby the purchase price paid to effect the Acquisition is allocated to state the acquired assets and liabilities at fair value. The Acquisition and the allocation of the purchase price have been recorded as of October 1, 2005, the beginning of our October accounting period. The purchase price was approximately $5,461.2 million. The sources and uses of funds in connection with the Transactions and the redemption of our 2008 Notes are summarized below (in millions):

Sources
Asset-Based Revolving Credit Facility	$150.0
Secured Term Loan Facility	1,975.0
Senior Notes	700.0
Senior Subordinated Notes	500.0
Cash on hand	665.6
Equity contribution – cash	1,427.7
Equity contribution – non-cash	42.9
Total sources	$5,461.2

Uses
Consideration paid to stockholders (including non-cash management rollover of $17.9 million)	$5,110.8
Transaction costs (including non-cash items of $18.8 million)	81.8
Redemption of existing 2008 Notes	134.7
Debt issuance costs (including non-cash items of $6.3 million)	109.2
Payment of deferred compensation obligations and other accrued liabilities	24.7
Total uses	$5,461.2

In connection with the preliminary purchase price allocation, we have made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, preliminary valuation results from independent valuation specialists. As of January 28, 2006, we have recorded preliminary purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to establish intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things. This allocation of the purchase price is preliminary and subject to our review and finalization of independent appraisals.

During the second quarter of fiscal 2006, we received updated valuation results from our independent appraisers and adjusted the estimated fair values of our long-lived and intangible assets as follows:

	Estimated Fair Value
(in millions)	October 29, 2005	January 28, 2006

Property and equipment	$1,044.9	$945.7
Customer lists	466.3	586.3
Favorable lease commitments	386.8	480.0
Tradenames	1,734.2	1,691.1
Goodwill	1,725.3	1,680.5

Further revisions to the purchase price allocation will be made as additional information becomes available and such revisions could be material.

The purchase price has been preliminarily allocated as follows (in millions):

Cash consideration:
Paid to shareholders		$5,092.9
Transaction costs		63.0
		5,155.9
Non-cash consideration		36.7
Total consideration		5,192.6

Net assets acquired at historical cost		1,638.1
Adjustments to state acquired assets at fair value:
1) Increase carrying value of property and equipment	$135.9
2) Increase carrying value of inventory	38.1
3) Write-off historical goodwill and tradenames	(71.5)
4) Record intangible assets acquired
Customer lists	586.3
Favorable lease commitments	480.0
Tradenames	1,691.1
5) Write-off other assets, primarily debt issue costs	(3.7)
6) Adjustment to state 2008 Notes at redemption value	(6.2)
7) Adjustment to state 2028 Debentures at fair value	4.5
8) Write-off deferred lease credits	90.2
9) Increase in long-term benefit obligations, primarily pension obligations	(57.6)
10) Tax impact of valuation adjustments	(1,082.3)
Deemed dividend to management shareholders	69.2	1,874.0
Net assets acquired at fair value		3,512.1

Excess purchase price recorded as goodwill		$1,680.5

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

Total estimated amortization of all acquisition-related intangible assets during the period from October 6, 2005 through July 29, 2006 and for each of our fiscal years ending in July 2006 to 2010 is currently estimated as follows (in thousands):

October 6, 2005 through July 29, 2006	$60,261
2007	72,874
2008	72,874
2009	72,874
2010	72,874

Pro Forma Financial Information. The following unaudited pro forma results of operations assume that the Transactions occurred on August 1, 2004. The following unaudited pro forma results do not give effect to the sale of our credit card receivables, which was completed on July 7, 2005, or the disposition of Chef’s Catalog, which was completed on November 8, 2004. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transactions had actually occurred on that date, nor the results that may be obtained in the future.

(in thousands)	Thirteen weeks ended January 28, 2006	Thirteen weeks ended January 29, 2005	Twenty-six weeks ended January 28, 2006	Twenty-six weeks ended January 29, 2005

Revenues	$1,231,416	$1,129,225	$2,207,854	$2,037,161
Net income	$22,019	$4,499	$57,967	$3,538

Included in the determination of pro forma net income for the thirteen weeks and twenty-six weeks ended January 29, 2005 are pro forma adjustments for non-cash charges to increase cost of goods sold for the step-up in the carrying value of inventories acquired of $19.6 million and $39.6 million, respectively. These pro forma adjustments resulted in pro forma decreases to cost of goods sold in the thirteen and twenty-six weeks ended January 28, 2006 by the amount of the actual non-cash charges recorded during these periods.

4.     Transactions with Sponsors

In connection with the Transactions, we entered into a management services agreement with affiliates of the Sponsors pursuant to which affiliates of one of the Sponsors received on the closing date a transaction fee of $25 million in cash in connection with the Transactions. Affiliates of the other Sponsor waived any cash transaction fee in connection with the Transactions.

In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services that will be provided to us by the Sponsors and their affiliates, affiliates of the Sponsors will receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million. Affiliates of the Sponsors will also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement. These management fees are payable quarterly in arrears. During the second quarter of fiscal 2006 and the seventeen weeks ended January 28, 2006, we recorded management fees of $3.1 million and $3.8 million, respectively, which are included in selling, general and administrative expenses in the statement of earnings.

The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain subsequent financing and acquisition or disposition transactions. The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

5.     Stock-Based Compensation

We previously accounted for stock-based compensation awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Accordingly, we recognized compensation expense on our restricted stock awards but did not recognize compensation expense for stock options since all options granted had an exercise price equal to the market value of our common stock on the grant date. We did not adopt the previous voluntary expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), whereby the fair value of stock-based compensation awards would have been expensed over the terms of awards. However, consistent with the disclosure requirements of SFAS No. 123, we made pro forma disclosures of the effect that application of the fair value expense recognition provisions of SFAS No. 123 would have had on our net earnings.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This standard is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first interim period or annual reporting period beginning after June 15, 2005. We adopted SFAS No. 123R as of the beginning of our first quarter of fiscal 2006 using the modified prospective method, which required us to record stock compensation for all unvested and new awards as of the adoption date. Accordingly, we have not restated prior period amounts presented herein.

Predecessor Stock-Based Compensation Accounting. In connection with the adoption of the provisions of SFAS No. 123R, we recorded non-cash charges for stock compensation of approximately $20.0 million in the period from July 31, 2005 to October 1, 2005 primarily as a result of the accelerated vesting of all Predecessor options and restricted stock in connection with the Transactions (see Note 2).

The following table illustrates the pro forma effect on net earnings for periods prior to the adoption of SFAS No. 123R as if we had applied the fair value recognition provisions of SFAS No. 123 during such periods:

(in thousands)	Thirteen weeks ended January 29, 2005	Twenty-six weeks ended January 29, 2005
	(Predecessor)	(Predecessor)
Net earnings:
As reported	$70,587	$134,703
Add: stock-based employee compensation recorded under intrinsic value method, net of related taxes	1,371	2,303
Less: stock-based employee compensation expense determined under fair value based method, net of related taxes	(3,518)	(6,413)
Pro forma	$68,440	$130,593

Successor Stock-Based Compensation Accounting. On November 29, 2005, the Parent adopted a new equity-based management compensation plan, which authorizes equity awards to be granted for up to 80,708.8 shares of the common stock of the Parent, of which options for 75,207.5 shares were issued to certain management employees. All options are outstanding at January 28, 2006. Options granted vest over five years and have an exercise price of $1,445 per share, with the exercise price with respect to approximately 50% of such options escalating at a 10% compound rate per year until the earlier to occur of (i) exercise, (ii) the fifth anniversary of the date of grant or (iii) the occurrence of a change in control; provided that in the event the Sponsors cause the sale of shares of the Parent to an unaffiliated entity, the exercise price will cease to accrete at the time of the sale with respect to a pro rata portion of the accreting options. Using the Black-Scholes option-pricing model, the per share fair value of these options was approximately $494 for the fixed price options and $247 for the options with escalating exercise prices. In estimating the fair value of our options, we made the following assumptions: expected term to exercise of five years; expected volatility of 30%; risk-free interest rate of 4.23%; and no dividend yield. Expected volatility is based on a combination of the Predecessor’s historical volatility adjusted for our new leverage and estimates of implied volatility of our peer group.

For the fiscal quarter ended January 28, 2006, we recognized non-cash stock compensation expense of $1.5 million, which is included in selling, general and administrative expenses. The adoption of FAS No. 123R had no impact on our cash flows from operations or financing activities. At January 28, 2006, unearned non-cash stock-based compensation that we expect to recognize as expense over the next 5 years aggregates approximately $26.6 million.

6.     The Credit Card Sale

Credit Card Sale. On July 7, 2005, HSBC Bank Nevada, National Association (HSBC) purchased our approximately three million private label Neiman Marcus and Bergdorf Goodman credit card accounts and related assets, as well as the outstanding balances associated with such accounts (Credit Card Sale). The total purchase price was approximately $647 million, consisting of $534 million in net cash proceeds and the assumption of approximately $113 million of our outstanding debt under our previous revolving credit card securitization facility (Credit Card Facility). We recognized a gain of $6.2 million in connection with the sale of our credit card portfolio to HSBC in the fourth quarter of fiscal 2005.

As a part of the Credit Card Sale, we entered into a long-term marketing and servicing alliance with HSBC. Under the terms of this alliance, HSBC offers credit card and non-card payment plans bearing our brands and we receive ongoing payments from HSBC related to credit card sales and compensation for marketing and servicing activities (HSBC Program Income). In addition, we continue to handle certain key customer service functions. In tandem with HSBC, we have initiated various changes in our credit card program to alter the credit terms available to our cardholders and to enhance the earnings of the portfolio. These changes have increased the level of HSBC Program Income earned by the Company. In the future, the HSBC Program Income may be either decreased based upon the level of future services we provide to HSBC or increased based upon other changes to our historical credit card program related to, among other things, the interest rate applied to unpaid balances and the assessment of late fees.

A summary of the income earned in connection with our proprietary credit card program is as follows:

	Quarter-to-Date		Year-to-Date
(in thousands)	Thirteen weeks ended January 28, 2006	Thirteen weeks ended January 29, 2005	Seventeen weeks ended January 28, 2006	Nine weeks ended October 1, 2005	Twenty-six weeks ended January 29, 2005
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

HSBC Program Income	$16,972	$—	$20,757	$7,818	$—
Finance charge income	—	21,257	—	—	41,004
Bad debt, net	—	(3,216)	—	—	(7,620)
	$16,972	$18,041	$20,757	$7,818	$33,384

7.     Loss on Disposition of Chef’s Catalog

In November 2004, we sold our Chef’s Catalog direct marketing business to a private equity firm. Chef’s Catalog is a multi-channel retailer of professional-quality kitchenware with revenues in fiscal year 2004 of approximately $73 million. At October 30, 2004, Chef’s Catalog had net tangible assets, primarily inventory, of $12.5 million and net intangible assets of $17.2 million. We received proceeds, net of selling costs, of $14.4 million from the sale. As the carrying value of the Chef’s Catalog assets exceeded the fair value of such assets as determined by the sale, we incurred a pre-tax loss of $15.3 million in the first quarter of fiscal 2005 related to the disposition of Chef’s Catalog.

8.     Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	January 28, 2006	July 30, 2005	January 29, 2005
		(Successor)	(Predecessor)	(Predecessor)

Asset-Based Revolving Credit Facility	variable	$—	$—	$—
Senior Secured Term Loan Facility	variable	1,875,000	—	—
2028 Debentures	7.125%	120,614	124,823	124,819
Senior Notes	9.0%/9.75%	700,000	—	—
Senior Subordinated Notes	10.375%	500,000	—	—
2008 Notes	6.65%	—	124,957	124,949
Credit Card Facility	variable	—	—	225,000
		3,195,614	249,780	474,768
Less: current portion Borrowings under Credit Card Facility		—	—	225,000
Long-term debt		$3,195,614	$249,780	$249,768

Senior Secured Asset-Based Revolving Credit Facility. On October 6, 2005, in connection with the Transactions, we entered into a credit agreement and related security and other agreements for a senior secured Asset-Based Revolving Credit Facility with Deutsche Bank Trust Company Americas as administrative agent and collateral agent. The Asset-Based Revolving Credit Facility provides financing of up to $600.0 million, subject to a borrowing base equal to at any time the lesser of 80% of eligible inventory (valued at the lower of cost or market value) and 85% of net orderly liquidation value of the eligible inventory, less certain reserves. The
Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  At the closing of the Transactions, we utilized $150.0 million of the Asset-Based Revolving Credit Facility for loans and approximately $16.5 million for letters of credit. In the second quarter of fiscal 2006, we repaid all loans under the Asset-Based Revolving Credit Facility. As of January 28, 2006, we had $556.8 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of $572.2 million and after giving effect to $15.4 million used for letters of credit.

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

As of January 28, 2006, the liabilities of our non-guarantor subsidiaries totaled approximately $35.7 million, or 0.7% of consolidated liabilities, and the assets of our non-guarantor subsidiaries aggregated approximately $192.2 million, or 2.9% of consolidated total assets. All obligations under our Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of our assets and the assets of our Parent and our subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors), including:

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

Capital stock and other securities of a subsidiary of the Company that are owned by the Company or any subsidiary guarantor will not constitute collateral under our Asset-Based Revolving Credit Facility to the extent that such securities cannot secure our 2028 Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable SEC rules. As a result, the collateral under our Asset-Based Revolving Credit Facility will include shares of capital stock or other securities of subsidiaries of the Company or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations. Stock of our Brand Development Companies and their assets also will not constitute collateral under our Asset-Based Revolving Credit Facility.

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

Senior Secured Term Loan Facility. On October 6, 2005, in connection with the Transactions, we entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility with Credit Suisse as administrative agent and collateral agent.  The full amount of the Senior Secured Term Loan Facility was borrowed on October 6, 2005. In the second quarter of fiscal 2006, we repaid $100.0 million principal amount of the loans under the Senior Secured Term Loan Facility.

Borrowings under the Senior Secured Term Loan Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin is 1.5% with respect to base rate borrowings and 2.5% with respect to LIBOR borrowings. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 6.947% at January 28, 2006.

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

All obligations under the Senior Secured Term Loan Facility are unconditionally guaranteed by Parent and each direct and indirect domestic subsidiary of the Company that guarantees the obligations of the Company under our Asset-Based Revolving Credit Facility. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of our assets and the assets of our Parent and the subsidiary guarantors, including:

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

Capital stock and other securities of a subsidiary of the Company that are owned by the Company or any subsidiary guarantor will not constitute collateral under our Senior Secured Term Loan Facility to the extent that such securities cannot secure our 2028 Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable SEC rules. As a result, the collateral under our Senior Secured Term Loan Facility will include shares of capital stock or other securities of subsidiaries of the Company or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations. Stock of our Brand Development Companies and their assets also will not constitute collateral under our Senior Secured Term Loan Facility.

The credit agreement governing the Senior Secured Term Loan Facility contains a number of negative covenants that are substantially similar to those governing the Senior Notes and additional covenants related to the security arrangements for the Senior Secured Term Loan Facility. The credit agreement also contains customary affirmative covenants and events of default.

2028 Debentures. In May 1998, we issued $125.0 million aggregate principal amount of our 2028 Debentures. In connection with the Transactions, we equally and ratably secured the 2028 Debentures by a first lien security interest on certain collateral subject to liens granted under our Senior Secured Credit Facilities constituting (a) (i) 100% of the capital stock of certain of our existing and future domestic subsidiaries, and (ii) 100% of the non-voting stock and 65% of the voting stock of certain of our existing and future foreign subsidiaries and (b) certain of our principal properties that include a majority of our full-line stores, in each case, to the extent required by the terms of the indenture governing our 2028 Debentures. The 2028 Debentures contain covenants that restrict our ability to create liens and enter into sale and lease back transactions. The collateral securing the 2028 Debentures will be released upon the release of liens on such collateral under our Senior Secured Credit Facilities and any other debt (other than the 2028 Debentures) secured by such collateral. Capital stock and other securities of a subsidiary of the Company that are owned by the Company or any subsidiary will not constitute collateral under our 2028 Debentures to the extent such property does not constitute collateral under our Senior Secured Credit Facilities described above.

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

Redemption of 2008 Notes. In May 1998, we issued $125.0 million aggregate principal amount of our 2008 Notes. Upon closing of the Transactions, we called our 2008 Notes for redemption pursuant to their terms. On November 7, 2005, we used $134.7 million of reserved cash to redeem our 2008 Notes, which included a call premium of $6.2 million plus accrued interest of $3.5 million through the redemption date.

Maturities of Long-Term Debt. At January 28, 2006, annual maturities of long-term debt during the next five years and thereafter are as follows (in millions):

2006	$—
2007	—
2008	—
2009	—
2010	—
Thereafter	3,195.6

Interest Rate Swaps. We use derivative financial instruments to help manage our interest rate risk. Effective December 6, 2005, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. The interest rate swap agreements terminate after five years. As of the effective date, we designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of our swaps will be recorded subsequent to the effective date as a component of other comprehensive income.

At January 28, 2006, the fair value of these swaps was a gain of approximately $3.0 million, which amount is included in other assets. As a result of our swap agreements, our effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will range from 6.931% to 7.499% per quarter and result in an average fixed rate of 7.285%.

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

Costs of Benefits. The components of the expenses incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Quarter-to-Date		Year-to-Date
(in thousands)	Thirteen weeks ended January 28, 2006	Thirteen weeks ended January 29, 2005	Seventeen weeks ended January 28, 2006	Nine weeks ended October 1, 2005	Twenty-six weeks ended January 29, 2005
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Pension Plan:
Service cost	$4,027	$3,196	$5,266	$2,823	$6,392
Interest cost	5,250	4,636	6,865	3,468	9,271
Expected return on plan assets	(5,684)	(4,712)	(7,434)	(3,636)	(9,425)
Net amortization of losses and prior service costs	—	1,208	—	1,205	2,418
Pension Plan expense	$3,593	$4,328	$4,697	$3,860	$8,656

SERP Plan:
Service cost	$474	$361	$620	$330	$722
Interest cost	1,114	1,014	1,457	730	2,028
Net amortization of losses and prior service costs	—	384	—	394	768
SERP Plan expense	$1,588	$1,759	$2,077	$1,454	$3,518

Postretirement Plan:
Service cost	$12	$15	$15	$8	$29
Interest cost	214	318	280	139	636
Net amortization of (gains) losses	—	26	—	(5)	53
Postretirement expense	$226	$359	$295	$142	$718

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

Funding Policy and Plan Assets. Our policy is to fund the Pension Plan at or above the minimum required by law. In 2005, we made voluntary contributions of $20.0 million for the plan year ended July 31, 2004. Based upon currently available information, we will not be required to make contributions to the Pension Plan for either the 2006 or 2005 plan years; however, we could decide to make a voluntary contribution based on our evaluation of the Pension Plan.

Effect of Medicare Subsidy on Postretirement Plan. In December 2003, the U.S. Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) that provides a prescription drug subsidy, beginning in January 2006, to companies that sponsor postretirement health care plans that provide drug benefits. Based upon the provisions of the legislation enacted in January 2005, we reviewed the provisions of our Postretirement Plan with our actuaries to determine whether the benefits offered by our plan met the statutory definition of “actuarially equivalent” prescription drug benefits that qualify for the federal subsidy. Based upon this review, we believe that our benefits qualify for the subsidy. We estimate the annual federal subsidy to be received in the next ten years under the Act to be approximately $0.2 million, which subsidy was considered in the determination of the fair value of the Postretirement Plan as of the date of the Acquisition.

10.   Segments

We have identified two reportable segments: Specialty Retail Stores and Direct Marketing. The Specialty Retail Stores segment includes all of our Neiman Marcus and Bergdorf Goodman retail stores, including Neiman Marcus clearance stores. The Direct Marketing segment conducts both print catalog and online operations under the Neiman Marcus, Horchow and Bergdorf Goodman brand names. Other includes our 51% interest in Gurwitch Products, L.L.C., which designs and markets the Laura Mercier cosmetic line, and our 56% interest in Kate Spade LLC, which designs and retails high-end designer handbags and accessories.

Both the Specialty Retail Stores and Direct Marketing segments, as well as Kate Spade LLC and Gurwitch Products, L.L.C., derive their revenues from the sale of high-end fashion apparel, accessories, cosmetics and fragrances from leading designers, precious and fashion jewelry and decorative home accessories.

The following table sets forth the information for our reportable segments:

	Quarter-to-Date		Year-to-Date
(in thousands)	Thirteen weeks ended January 28, 2006	Thirteen weeks ended January 29, 2005	Seventeen weeks ended January 28, 2006	Nine weeks ended October 1, 2005	Twenty-six weeks ended January 29, 2005
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

REVENUES:
Specialty Retail Stores	$981,501	$911,982	$1,243,911	$544,857	$1,648,872
Direct Marketing	212,980	188,183	264,382	87,515	327,982
Other	36,935	29,060	47,913	19,276	60,307
Total	$1,231,416	$1,129,225	$1,556,206	$651,648	$2,037,161

OPERATING EARNINGS:
Specialty Retail Stores	$94,317	$98,688	$138,382	$91,372	$218,877
Direct Marketing	37,915	27,893	44,329	8,246	39,251
Other	2,973	2,809	4,161	(1,923)	5,669
Subtotal	135,205	129,390	186,872	97,695	263,797
Corporate expenses	(13,154)	(9,730)	(16,317)	(5,809)	(18,874)
Amortization of customer lists and favorable lease commitments	(18,887)	—	(23,824)	—	—
Non-cash charges related to other valuation adjustments made in connection with the Acquisition	(30,646)	—	(38,478)	—	—
Transaction and other costs	—	—		(23,544)
Loss on disposition of Chef’s Catalog	—	—	—	—	(15,348)
Total	$72,518	$119,660	$108,253	$68,342	$229,575

11.   Commitments and Contingencies

Investments in Brand Development Companies. Our investments in and relationships with our Brand Development Companies are governed by operating agreements that provide for an orderly transition process in the event any investor wishes to sell its interest, or purchase another investor’s interest. Among other things, these operating agreements contain currently exercisable put option provisions entitling each minority investor to put their interest to us, and currently exercisable call option provisions entitling us to purchase each minority investor’s interest, at a purchase price mutually agreed to by the parties. The purchase price will be determined, in the case of the Gurwitch interests, by one or more nationally recognized investment banking firms and, in the case of the Kate Spade interests, by the parties or, in the event the parties are unable to agree on a mutually acceptable price, by a mutually acceptable nationally recognized investment banking firm, subject to certain conditions. We may elect, in certain circumstances, to defer the consummation of a put option for a period of six months by cooperating with the other investors in seeking either a sale of the relevant Brand Development Company to a third party or a public offering of the relevant Brand Development Company’s securities. If a sale to a third party or public offering of the relevant Brand Development Company’s securities is not consummated within six months after the exercise of the put option (which period may be automatically extended for an additional two months if a registration statement for the relevant Brand Development Company is filed with the Securities and Exchange Commission), we are obligated to consummate the put option. Under the terms of the Kate Spade operating agreement, such consummation shall occur within thirty days after the determination of the valuation with respect to the exercise of the put option.

Recently, we have been in discussions with the minority investors of each of the Brand Development Companies regarding certain strategic alternatives, including the possible sale of each company. However, although such discussions are ongoing, no assurance can be given that they will ultimately lead to any transactions.

Litigation. We are currently involved in various legal actions and proceedings that arose in the ordinary course of our business. We believe that any liability arising as a result of these actions and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

On May 4, 2005, a purported class action complaint, NECA-IBEW Pension Fund (The Decatur Plan) v. The Neiman Marcus Group, Inc. et al. (CA No. 3-05 CV-0898B), was filed by a putative stockholder in federal court in the Northern District of Texas against our Company and its directors challenging the proposed merger. An amended complaint was filed on July 25, 2005. The amended complaint alleged a cause of action for breach of fiduciary duty against us and our directors, claiming, among other things, that the defendants had endeavored to complete the sale of our Company and its assets at a grossly inadequate and unfair price and pursuant to an unfair process that failed to maximize shareholder value. In addition, the amended complaint alleged that our directors were not independent and breached their fiduciary duties in connection with the approval of the merger by, among other things, (i) tailoring the transaction to serve the interests of the defendants and the family of Richard A. Smith, the then chairman of our board of directors and our largest stockholder, rather than structuring the merger to obtain the highest price for stockholders, (ii) depriving public stockholders of the value of certain assets (including the credit card business and our third quarter 2005 profits), (iii) failing to realize the financial benefits from the sale of the credit card business, (iv) not engaging in a fair process of negotiating at arm’ s length, including provisions precluding superior competing bids (including a termination fee and no solicitation provision), and (v) structuring a preferential deal for insiders. The amended complaint further claimed that our financial advisor had a conflict of interest by also acting as a financing source for the merger, and that our proxy statement in respect of the merger omitted material information purportedly necessary to ensure a fully informed shareholder vote. The amended complaint sought, among other things, injunctive relief to enjoin the consummation of the merger, to rescind any actions taken to effect the merger, to direct the defendants to sell or auction our Company for the highest possible price, and to impose a constructive trust in favor of plaintiffs upon any benefits improperly received by defendants. Following the closing of the merger, plaintiff voluntarily dismissed the lawsuit with prejudice as moot on December 1, 2005, and provided a release of all of the defendants for claims arising out of the merger. The Company paid plaintiff’s attorneys’ fees in connection with certain disclosures requested by plaintiff and included in the proxy statement sent to the shareholders regarding the merger.

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

Overview

The Neiman Marcus Group, Inc., together with our operating segments and subsidiaries, is a high-end specialty retailer. Our operations include the Specialty Retail Stores segment and the Direct Marketing segment. The Specialty Retail Stores segment consists primarily of Neiman Marcus and Bergdorf Goodman stores. The Direct Marketing segment conducts both print catalog and online operations under the brand names of Neiman Marcus, Bergdorf Goodman, Horchow and Chef’s Catalog (prior to its disposition in November 2004). We own a 51% interest in Gurwitch Products, L.L.C., which designs and markets the Laura Mercier cosmetic line, and a 56% interest in Kate Spade LLC, which designs and retails high-end designer handbags and accessories (the Brand Development Companies).

The Neiman Marcus Group, Inc. (Company) was acquired on October 6, 2005 through a merger transaction with Newton Acquisition Merger Sub, Inc., a wholly-owned subsidiary of Neiman Marcus, Inc. (formerly Newton Acquisition, Inc.) (Parent). The acquisition was accomplished through the merger of the Newton Acquisition Merger Sub, Inc. with and into the Company, with the Company being the surviving entity (the Acquisition). Subsequent to the Acquisition, we are a subsidiary of the Parent, which is controlled by Newton Holding, LLC (Holding). Both the Parent and Holding were formed by investment funds affiliated with Texas Pacific Group and Warburg Pincus LLC (the Sponsors). Although we continued as the same legal entity after the Acquisition, the accompanying condensed consolidated statements of earnings and cash flows present our results of operations and cash flows for the periods preceding the Acquisition (Predecessor) and the periods succeeding the Acquisition (Successor), respectively.

In connection with the Transactions, the Company incurred significant indebtedness and became highly leveraged. See “Liquidity and Capital Resources.”  In addition, the purchase price paid in connection with the Acquisition has been preliminarily allocated to state the acquired assets and liabilities at fair value. The preliminary purchase accounting adjustments increased the carrying value of our property and equipment and inventory, established intangible assets for our tradenames, customer lists and favorable lease commitments and revalued our long-term benefit plan obligations, among other things. Subsequent to the Transactions, interest expense and non-cash depreciation and amortization charges have significantly increased. As a result, our Successor financial statements subsequent to the Transactions are not comparable to our Predecessor financial statements.

We have prepared our discussion of the results of operations for the six months (twenty-six weeks) ended January 28, 2006 by comparing the results of operations of the Predecessor for the twenty-six weeks ended January 29, 2005 to the combined amounts obtained by adding the earnings and cash flows for the Predecessor nine-week period ended October 1, 2005 and the Successor seventeen-week period ended January 28, 2006. Although this combined presentation does not comply with generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Transactions and may not be predictive of future results of operations.

Our fiscal year ends on the Saturday closest to July 31. All references to the second quarter of fiscal 2006 relate to the thirteen weeks ended January 28, 2006 of the Successor. All references to the second quarter of fiscal 2005 relate to the thirteen weeks ended January 29, 2005 of the Predecessor. All references to year-to-date fiscal 2006 relate to the combined twenty-six weeks ended January 28, 2006 (calculated as described above) and all references to year-to-date fiscal 2005 relate to the twenty-six weeks ended January 29, 2005.

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

Our revenues are primarily affected by the following factors:

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

Cost of goods sold including buying and occupancy costs. Our cost of goods sold including buying and occupancy costs (COGS) consists of the following components:

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

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. Certain allowances are received to reimburse us for markdowns taken or to support the gross margins that we realize in connection with the sales of the vendor’s merchandise. These allowances result in an increase to gross margin when we earn the allowances and they are approved by the vendor. Other allowances we receive represent reductions to the amounts we pay to acquire the merchandise. These allowances reduce the cost of the acquired merchandise and are recognized at the time the goods are sold.

Changes in our COGS as a percentage of revenues are affected primarily by the following factors:

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

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses principally consist of costs related to employee compensation and benefits in the selling and administrative support areas, advertising and catalog costs and insurance expenses. A significant portion of our selling, general and administrative expenses are variable in nature and are dependent on the sales we generate.

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

•      changes in expenses incurred in connection with our advertising and marketing programs; and

•      changes in expenses related to insurance and long-term benefits due to general economic conditions such as rising health care costs.

Income from credit card operations, net. Prior to the Credit Card Sale on July 7, 2005, our credit card operations generated finance charge income, net of credit losses, which we recognized as income when earned. As a part of the Credit Card Sale, we entered into a long-term marketing and servicing alliance with HSBC. Under the terms of this alliance, HSBC offers credit card and non-card payment plans bearing our brands and we receive ongoing payments from HSBC based on net credit card sales and compensation for marketing and servicing activities (HSBC Program Income). We recognize HSBC Program Income when earned. We previously presented income from credit card operations as a reduction to selling, general and administrative expenses. Beginning with this report on Form 10-Q, we now present this income as a separate line on our statements of earnings and have reclassified prior periods to conform to this presentation.

As a percentage of revenues, the HSBC Program Income is lower than the net finance charge income we earned prior to the Credit Card Sale. However, the resulting decrease in income from credit card operations is mitigated, in part, by 1) decreases in SG&A expenses we incur due to the transfer of certain servicing functions to HSBC after the sale, 2) decreases in our capital investments related to the servicing of the credit card portfolio and 3) decreases in carrying costs related to our previous funding of the seasonal working capital requirements of the credit card portfolio. In tandem with HSBC, we have initiated various changes in our credit card program to alter the credit terms available to our cardholders and to enhance the earnings of the portfolio. These changes have increased the level of HSBC Program Income earned by the Company.

In the future, the HSBC Program Income may be:

•      decreased based upon the level of future services we provide to HSBC; and

•      increased based upon other changes to our historical credit card program related to, among other things, the interest rates applied to unpaid balances and the assessment of late fees.

Seasonality

We conduct our selling activities in two primary selling seasons—Fall and Spring. The Fall Season is comprised of our first and second fiscal quarters and the Spring Season is comprised of our third and fourth fiscal quarters.

Our first fiscal quarter is generally characterized by a higher level of full-price selling with a focus on the initial introduction of Fall Season fashions. Aggressive in-store marketing activities designed to stimulate customer buying, a lower level of markdowns and higher margins are characteristic of this quarter. The second fiscal quarter is more focused on promotional activities related to the December holiday season, the early introduction of resort season collections from certain designers and the sale of Fall Season goods on a marked down basis. As a result, margins are typically lower in the second fiscal quarter. However, due to the seasonal increase in sales that occurs during the holiday season, the second fiscal quarter is typically the quarter in which our revenues are the highest and in which expenses as a percentage of revenues are the lowest. Our working capital requirements are also the greatest in the first and second fiscal quarters as a result of higher seasonal requirements.

Similarly, the third fiscal quarter is generally characterized by a higher level of full-price selling with a focus on the initial introduction of Spring Season fashions. Aggressive in-store marketing activities designed to stimulate customer buying, a lower level of markdowns and higher margins are again characteristic of this quarter. Revenues are generally the lowest in the fourth fiscal quarter with a focus on promotional activities offering Spring Season goods to the customer on a marked down basis, resulting in lower margins during the quarter. Our working capital requirements are typically lower in the third and fourth fiscal quarters than in the other quarters.

A large percentage of our merchandise assortment, particularly in the apparel, fashion accessories and shoe categories, is ordered months in advance of the introduction of such goods, typically three to nine months in advance of the products being offered for sale. As a result, inherent in the successful execution of our business plans is our ability both to predict the fashion trends that will be of interest to our customers and to anticipate future spending patterns of our customer base.

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

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Quarter-to-Date		Year-to-Date
	Thirteen weeks ended January 28, 2006	Thirteen weeks ended January 29, 2005	Seventeen weeks ended January 28, 2006	Nine weeks ended October 1, 2005	Twenty-six weeks ended January 28, 2006	Twenty-six weeks ended January 29, 2005
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Combined)	(Predecessor)

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs	67.9	65.1	66.3	58.1	63.9	62.2
Selling, general and administrative expenses	23.2	23.4	23.7	25.9	24.3	24.9
Income from credit card operations, net	(1.4)	(1.6)	(1.3)	(1.2)	(1.3)	(1.6)
Depreciation expense	2.9	2.4	2.9	3.1	2.9	2.5
Amortization of customer lists	1.2	—	1.2	—	0.8	—
Amortization of favorable lease commitments	0.3	—	0.3	—	0.3	—
Transaction and other costs	—	—	—	3.6	1.1	—
Loss on disposition of Chef’s Catalog	—	—	—	—	—	0.7
Operating earnings	5.9	10.6	7.0	10.5	8.0	11.3
Interest expense (income), net	5.4	0.4	5.4	(0.1)	3.7	0.4
Earnings before income taxes and minority interest	0.5	10.2	1.6	10.6	4.3	10.9
Income taxes	0.2	3.9	0.6	3.9	1.6	4.2
Earnings before minority interest	0.3	6.3	1.0	6.7	2.7	6.7
Minority interest in net (earnings) loss of subsidiaries	(0.1)	(0.1)	(0.1)	0.1	(0.1)	(0.1)
Net earnings	0.2%	6.3%	0.9%	6.8%	2.6%	6.6%

In connection with the Transactions, the Company incurred significant indebtedness and became highly leveraged. See “Liquidity and Capital Resources.”  In addition, the purchase price paid in connection with the Acquisition has been preliminarily allocated to state the acquired assets and liabilities at fair value. The preliminary purchase accounting adjustments increased the carrying value of our property and equipment and inventory, established intangible assets for our tradenames, customer lists and favorable lease commitments and revalued our long-term benefit plan obligations, among other things. Subsequent to the Transactions, interest expense and non-cash depreciation and amortization charges have significantly increased. As a result, our Successor financial statements subsequent to the Transactions are not comparable to our Predecessor financial statements.

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Quarter-to-Date		Year-to-Date
(dollars in millions)	Thirteen weeks ended January 28, 2006	Thirteen weeks ended January 29, 2005	Seventeen weeks ended January 28, 2006	Nine weeks ended October 1, 2005	Twenty-six weeks ended January 28, 2006	Twenty-six weeks ended January 29, 2005
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Combined)	(Predecessor)
REVENUES
Specialty Retail Stores	$981.5	$912.0	$1,243.9	$544.9	$1,788.8	$1,648.9
Direct Marketing	213.0	188.2	264.4	87.5	351.9	328.0
Other (1)	36.9	29.0	47.9	19.2	67.2	60.3
Total	$1,231.4	$1,129.2	$1,556.2	$651.6	$2,207.9	$2,037.2

OPERATING EARNINGS
Specialty Retail Stores	$94.3	$98.7	$138.4	$91.4	$229.8	$218.9
Direct Marketing	37.9	27.9	44.3	8.2	52.5	39.3
Other (1)	3.0	2.8	4.2	(2.0)	2.2	5.7
Subtotal	135.2	129.4	186.9	97.6	284.5	263.9
Corporate expenses	(13.2)	(9.7)	(16.3)	(5.8)	(22.1)	(19.0)
Amortization of customer lists and favorable lease commitments	(18.9)	—	(23.8)	—	(23.8)	—
Non-cash charges related to other valuation adjustments made in connection with the Acquisition	(30.6)	—	(38.5)	—	(38.5)	—
Transaction and other costs	—	—	—	(23.5)	(23.5)	—
Loss on disposition of Chef’s Catalog	—	—	—	—	—	(15.3)
Total	$72.5	$119.7	$108.3	$68.3	$176.6	$229.6

OPERATING PROFIT MARGIN
Specialty Retail Stores	9.6%	10.8%	11.1%	16.8%	12.8%	13.3%
Direct Marketing	17.8%	14.8%	16.8%	9.4%	14.9%	12.0%
Total	5.9%	10.6%	7.0%	10.5%	8.0%	11.3%

CHANGE IN COMPARABLE REVENUES (2)
Specialty Retail Stores	4.5%	9.6%	5.0%	9.8%	6.4%	10.3%
Direct Marketing	13.2%	15.8%	12.9%	9.6%	12.1%	14.7%
Total	6.4%	10.4%	6.6%	9.0%	7.3%	10.8%

SALES PER SQUARE FOOT
Specialty Retail Stores	$177	$170	$226	$103	$329	$308

STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	37	37	37	36	36	37
Opened during the period	1	—	1	1	2	—
Open at end of period	38	37	38	37	38	37
Clearance centers:
Open at beginning of period	17	14	17	16	16	14
Opened during the period	—	1	—	1	1	1
Open at end of period	17	15	17	17	17	15

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

Second Quarter Fiscal Year 2006 Highlights

We believe that our product assortment of luxury, designer and fashion merchandise, coupled with our sales promotion activities and our commitment to superior customer service, have been critical to our success in the past. In addition, we believe these factors are critical to our future growth and success. A summary of second fiscal quarter and year-to-date fiscal 2006 operating results is as follows:

•      Revenues—We generated revenue growth in the quarterly and year-to-date fiscal periods ended January 28, 2006 of 9.0% and 8.4%, respectively. These increases were attributable to 1) increases in comparable revenues, 2) revenues derived from two new full-line stores and 3) the growth of internet sales.

Comparable revenues increased 6.4% in the second quarter of fiscal 2006 and 7.3% in the year-to-date fiscal period.

For Specialty Retail Stores, our sales per square foot for the last twelve trailing months increased to $597 as of January 2006 compared to $559 as of January 2005.

•      Cost of goods sold including buying and occupancy costs—Cost of goods sold including buying and occupancy costs represented 67.9% of revenues in the second quarter of fiscal 2006 and 65.1% of revenues in the second quarter of fiscal 2005. This increase was due primarily to the purchase accounting adjustments in the second quarter of fiscal 2006 of $31.7 million, or 2.6% of revenues, related to the step-up in carrying value of inventories acquired in connection with the Transactions. In addition, we incurred a higher level of net markdowns in the second quarter of fiscal 2006 than in the corresponding quarter in fiscal 2005.

Cost of goods sold including buying and occupancy costs represented 63.9% of revenues in the combined year-to-date fiscal period of 2006 and 62.2% of revenues in the corresponding fiscal period in 2005. This increase was primarily due to purchase accounting adjustments in fiscal 2006 of $39.6 million, or 1.8% of revenues.

•      Selling, general and administrative expenses—Selling, general and administrative expenses decreased in the second quarter of fiscal 2006 to 23.2% of revenues from 23.4% of revenues in the second quarter of fiscal 2005 and decreased in the year-to-date fiscal period of 2006 to 24.3% of revenues from 24.9% of revenues in the corresponding fiscal period of 2005.

•      Operating earnings—For the second quarter of fiscal 2006, our operating earnings were $72.5 million, or 5.9% of revenues, compared to $119.7 million, or 10.6% of revenues, in the prior fiscal year quarter. For year-to-date fiscal 2006, our operating earnings were $176.6 million, or 8.0% of revenues, compared to $229.6 million, or 11.3% of revenues for the year-to-date fiscal 2005 period. Operating earnings in both the second quarter and year-to-date periods in fiscal 2006 were negatively impacted by 1) higher depreciation and amortization expenses due to higher asset values resulting from the revaluation of our assets to fair value as of the Acquisition date and 2) costs incurred in connection with the Transactions. These expenses aggregated $49.5 million, or 4.0% of revenues, in the second quarter of fiscal 2006 and $85.8 million, or 3.9% of revenues, in the year-to-date fiscal period of 2006. In addition, operating earnings, as a percentage of revenues, were negatively impacted by 1) higher depreciation charges as a result of higher levels of capital expenditures for new stores and store remodels in recent years, 2) a lower level of income from our credit card operations due to the sale of our credit card operations to HSBC in July 2005 and 3) a higher level of net markdowns in the second quarter of fiscal 2006 than in the corresponding quarter in fiscal 2005.

Thirteen Weeks Ended January 28, 2006 Compared to Thirteen Weeks Ended January 29, 2005

Revenues. Our revenues for the second quarter of fiscal 2006 of $1,231.4 million increased $102.2 million, or 9.0%, from $1,129.2 million in the second quarter of fiscal 2005. This increase in our revenues is attributable to increases in comparable revenues, revenues from new stores and higher internet sales. Revenues increased in the second quarter of fiscal 2006 compared to the prior year fiscal period at all our operating companies.

Comparable revenues in the second quarter of fiscal 2006 increased 6.4% compared to the prior year fiscal period. Comparable revenues increased 4.5% for Specialty Retail Stores and 13.2% for Direct Marketing. Comparable revenues increased 21.5% for the Brand Development Companies in the second quarter of fiscal 2006 compared to the prior year fiscal period. The increase in comparable revenues for the Brand Development Companies during the second quarter of fiscal 2006 relates primarily to Kate Spade and reflects 1) the shifting of certain wholesale sales from the first quarter of fiscal 2006 to the second quarter of fiscal 2006 and 2) the acceleration of end-of-season clearance sales into the second quarter of fiscal 2006. These clearance sales were conducted primarily in the third quarter of fiscal 2005.

New stores generated sales of $37.7 million in the second quarter of fiscal 2006. In the second quarter of fiscal 2006, internet sales by Direct Marketing were $134.1 million, an increase of 36.2% compared to the second quarter of fiscal 2005.

Cost of goods sold including buying and occupancy costs. Cost of goods sold including buying and occupancy costs (COGS) for the second quarter of fiscal 2006 and fiscal 2005 were:

	Thirteen weeks ended January 28, 2006 (Successor)		Thirteen weeks ended January 29, 2005 (Predecessor)
(in millions, except percentages)	$	% of revenues	$	% of revenues
COGS, before purchase accounting adjustments	$804.2	65.3%	$735.7	65.1%
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of acquired inventories	31.7	2.6	—	—
COGS, as reported	$835.9	67.9%	$735.7	65.1%

We present the non-GAAP financial measure COGS, before purchase accounting adjustments because we use this measure to monitor and evaluate the performance of our business and believe the presentation of this measure will enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies in our industry.

The increase in COGS as reported under GAAP to 67.9% of revenues from 65.1% in the prior year fiscal period primarily reflects $31.7 million in purchase accounting adjustments in connection with the Transactions. The increase in COGS before purchase accounting adjustments to 65.3% of revenues from 65.1% of revenues in the prior year fiscal period was primarily due to an increase in product costs by approximately 0.2% of revenues. We had higher product costs as a percentage of revenues during the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 primarily due to:

•    an increase in the level of end-of-season clearance markdowns, net of vendor allowances, at our Specialty Retail Stores; and

•    higher product costs realized at our Brand Development Companies primarily as a result of a higher level of allowances given to resellers; offset, in part, by

•    higher initial mark-ups at both Specialty Retail Stores and Direct Marketing; and

•    lower markdowns in our Direct Marketing segment.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins realized in connection with the sales of the vendor’s merchandise. We recognize these allowances as a decrease in COGS when the allowances are earned and approved by the vendor. Other allowances we receive represent reductions to the amounts paid to acquire the merchandise. We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in a decrease in COGS at the time the goods are sold. We received vendor allowances of $36.0 million, or 2.9% of revenues, in the second quarter of fiscal 2006 and $37.9 million, or 3.4% of revenues, in the second quarter of fiscal 2005. This decrease in vendor allowances earned in the second quarter of fiscal 2006 was primarily related to the collection of certain allowances earlier in the Fall season of 2006 than in the Fall season of 2005.

Selling, general and administrative expenses. SG&A expenses were 23.2% of revenues in the second quarter of fiscal 2006 compared to 23.4% of revenues in the prior year fiscal period.

The net decrease in SG&A expenses as a percentage of revenues in the second quarter of fiscal 2006 was primarily due to:

•    a decrease in marketing and advertising costs incurred by our Direct Marketing segment by approximately 0.3% of revenues primarily due to higher internet sales, which have a lower expense to revenue ratio than catalog sales;

•    a decrease in our payroll and employee benefit costs, including medical and dental and workers’ compensation expense, by approximately 0.2% of revenues primarily due to the leveraging of these expenses on a higher level of revenues in the second quarter of fiscal 2006;

•    lower expected annual incentive compensation costs of approximately 0.1% of revenues; and

•    a decrease in pension, SERP and post-retirement expenses of approximately 0.1% of revenues primarily driven by both lower discount rates and the revaluation of our related benefit obligations in connection with purchase accounting adjustments required in connection with the Acquisition.

These decreases in SG&A expenses, as a percentage of revenues, were partially offset by:

•    management services fees of $3.1 million, or 0.3% of revenues, payable to the Sponsors as a result of the Acquisition; and

•    an increase in preopening expenses and store remodeling expenses by approximately 0.1% of revenues, primarily related to the opening of our new Boca Raton store in November 2005 and remodels at our San Francisco and Houston stores.

Income from credit card operations, net. We received HSBC Program Income of $17.0 million, or 1.4% or revenues, in the second quarter of fiscal 2006 compared to net finance charge income of $18.0 million, or 1.6% of revenues, in the second quarter of fiscal 2005.

Depreciation expense. Depreciation expense was $35.4 million, or 2.9% of revenues, in the second quarter of fiscal 2006 compared to $27.3 million, or 2.4% of revenues, in the prior year fiscal period primarily due to 1) a higher level of capital spending in recent years and 2) additional depreciation expense resulting from the revaluation of our property and equipment at fair value in connection with the Acquisition.

Amortization expense. Amortization of acquisition related intangibles (customer lists and favorable lease commitments) recorded as a result of the application of purchase accounting in connection with the Acquisition aggregated $18.9 million, or 1.5% of revenues, for the second quarter of fiscal 2006. We had no amortization expense in the second quarter of fiscal 2005.

Segment operating earnings. Segment operating earnings for our Specialty Retail Stores and Direct Marketing segments do not reflect the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date. See Note 10 to our unaudited condensed consolidated financial statements.

Operating earnings for our Specialty Retail Stores segment were $94.3 million, or 9.6% of Specialty Retail Stores revenues, for the second quarter of fiscal 2006 compared to $98.7 million, or 10.8% of Specialty Retail Stores revenues, for the prior year fiscal period. This decrease in operating earnings and operating margin was primarily due to 1) higher product costs driven by a higher level of net markdowns, 2) a lower level of income from our credit card operations due to the sale of our credit card operations to HSBC in July 2005, 3) higher preopening costs and 4) higher depreciation charges as a result of higher levels of capital expenditures for new stores and store remodels in recent years. These negative effects on Specialty Retail operating earnings were offset, in part, by lower SG&A expenses for compensation and related benefits, as a percentage of revenues, as a result of the leveraging of these expenses on a higher level of revenues in the second quarter of fiscal 2006.

Operating earnings for Direct Marketing increased to $37.9 million, or 17.8% of Direct Marketing revenues, in the second quarter of fiscal 2006 from $27.9 million, or 14.8% of Direct Marketing revenues, for the prior year period. The increase in operating earnings and margin for Direct Marketing is primarily the result of 1) higher product margins and lower markdowns and 2) the decrease in advertising and marketing costs, as a percentage of revenues, incurred to support internet sales.

Interest expense, net. Net interest expense was $66.1 million in the second quarter of fiscal 2006 and $4.0 million for the prior year fiscal period. The significant components of interest expense are as follows:

(in thousands)	Thirteen weeks ended January 28, 2006	Thirteen weeks ended January 29, 2005
	(Successor)	(Predecessor)

Asset-Based Revolving Credit Facility	$751	$—
Senior Secured Term Loan Facility	35,381	—
2028 Debentures	2,260	2,227
Senior Notes	15,925	—
Senior Subordinated Notes	13,113	—
Credit Agreement	—	1,424
2008 Notes	—	2,078
Debt issue cost amortization and other	1,632	452
Total interest expense	69,062	6,181

Less:
Interest income	1,852	1,154
Capitalized interest	1,085	1,049
Interest expense, net	$66,125	$3,978

The increase in interest expense is due to the $3.3 billion increase in debt incurred in connection with the Transactions. The increase in interest income was due primarily to interest earned on higher average invested balances after the Credit Card Sale in July 2005 and prior to the Transactions.

Income taxes. Our effective income tax rate for the thirteen weeks ended January 28, 2006 was 40.2% compared to 38.3% for the thirteen weeks ended January 29, 2005.

Twenty-Six Weeks Ended January 28, 2006 Compared to Twenty-Six Weeks Ended January 29, 2005

Revenues. Our revenues for year-to-date fiscal 2006 of $2,207.9 million increased $170.7 million, or 8.4%, from $2,037.2 million in year-to-date fiscal 2005 reflecting increases in comparable revenues, revenues from new stores and higher internet sales. Revenues increased in year-to-date fiscal 2006 compared to the prior year period at all our operating companies.

Comparable revenues in year-to-date fiscal 2006 increased 7.3% compared to the prior year-to-date fiscal period. Comparable revenues increased 6.4% for Specialty Retail Stores and 12.1% for Direct Marketing. Comparable revenues increased 5.6% for the Brand Development Companies in year-to-date fiscal 2006.

New stores generated sales of $52.1 million in year-to-date fiscal 2006. In year-to-date fiscal 2006, internet sales by Direct Marketing were $213.4 million, an increase of 34.0% from year-to-date fiscal 2005, excluding Chef’s Catalog. Total revenues of Chef’s Catalog (prior to its sale in November 2004) of $13.9 million are included in consolidated revenues for year-to-date fiscal 2005.

Cost of goods sold including buying and occupancy costs. Cost of goods sold including buying and occupancy costs (COGS) for year-to-date fiscal 2006 and year-to-date fiscal 2005 were:

	Twenty-six weeks ended January 28, 2006 (Combined)		Twenty-six weeks ended January 29, 2005 (Predecessor)
(in millions, except percentages)	$	% of revenues	$	% of revenues
COGS, before purchase accounting adjustments	$1,370.4	62.1%	$1,266.9	62.2%
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of acquired inventories	39.6	1.8	—	—
COGS, as reported	$1,410.0	63.9%	$1,266.9	62.2%

We present the non-GAAP financial measure COGS, before purchase accounting adjustments because we use this measure to monitor and evaluate the performance of our business and believe the presentation of this measure will enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies in our industry.

The increase in COGS as reported under GAAP to 63.9% of revenues from 62.2% in the prior year fiscal period primarily reflects $39.6 million in purchase accounting adjustments in connection with the Transactions. COGS before purchase accounting adjustments was 62.1% of revenues compared to 62.2% of revenues in the prior year reflecting a decrease in product costs by approximately 0.1% of revenues. We had lower product costs as a percentage of revenues during year-to-date fiscal 2006 compared to year-to-date fiscal 2005 primarily due to:

•      a higher level of full-price sales generated by our Specialty Retail Stores; and

•      higher initial mark-ups at both Specialty Retail Stores and Direct Marketing; offset, in part, by

•      an increase in the level of net markdowns at our Specialty Retail Stores; and

•      higher product costs realized at our Brand Development Companies primarily as a result of a higher level of allowances given to resellers.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins realized in connection with the sales of the vendor’s merchandise. We recognize these allowances as a decrease in COGS when the allowances are earned and approved by the vendor. Other allowances we receive represent reductions to the amounts paid to acquire the merchandise. We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in a decrease in COGS at the time the goods are sold. We received vendor allowances of $44.0 million, or 2.0% of revenues, in year-to-date fiscal 2006 and $43.4 million, or 2.1% of revenues, in year-to-date fiscal 2005.

Selling, general and administrative expenses. SG&A expenses were 24.3% of revenues in year-to-date fiscal 2006 compared to 24.9% of revenues in the prior year fiscal period.

The net decrease in SG&A expenses as a percentage of revenues in year-to-date fiscal 2006 was primarily due to:

•    a decrease in marketing and advertising costs incurred by our Direct Marketing segment by approximately 0.4% of revenues primarily due to higher internet sales, which have a lower expense to revenue ratio than catalog sales;

•    a decrease in our payroll and employee benefit costs, including medical and dental and workers’ compensation expense, by approximately 0.2% of revenues primarily due to the leveraging of these expenses on a higher level of revenues in year-to-date fiscal 2006;

•    lower expected annual incentive compensation costs of approximately 0.1% of revenues; and

•    a decrease in pension, SERP and post-retirement expenses of approximately 0.1% of revenues primarily driven by both lower discount rates and the revaluation of our related benefit obligations in connection with purchase accounting adjustments required in connection with the Acquisition.

These decreases in SG&A expenses, as a percentage of revenues, were partially offset by:

•    an increase in preopening expenses and store remodeling expenses incurred in connection with the opening of our San Antonio store in September 2005 and our Boca Raton store in November 2005 and remodels at our San Francisco, Fashion Island and Houston stores by approximately 0.2% of revenues;

•    management services fees of $3.8 million, or 0.2% of revenues, payable to the Sponsors as a result of the Acquisition.

Income from credit card operations, net. We received HSBC Program Income of $28.6 million, or 1.3% or revenues, in year-to-date fiscal 2006 compared to net finance charge income of $33.4 million, or 1.6% of revenues, in year-to-date fiscal 2005.

Depreciation expense. Depreciation expense was $65.0 million, or 2.9% of revenues, in year-to-date fiscal 2006 compared to $51.7 million, or 2.4% of revenues, in the prior year fiscal period. The increase in depreciation was primarily due to 1) a higher level of capital spending in recent years and 2) additional depreciation expense resulting from the revaluation of our property and equipment at fair value in connection with the Acquisition.

Amortization expense. Amortization of acquisition related intangibles (customer lists and favorable lease commitments) recorded as a result of the application of purchase accounting in connection with the Acquisition aggregated $23.8 million, or 1.1% of revenues, for year-to-date fiscal 2006. We had no amortization expense in year-to-date fiscal 2005.

Transaction and other costs. During the period July 30, 2005 to October 1, 2005, we expensed $23.5 million in connection with the Transactions. These costs consisted of $4.5 million of accounting, investment banking, legal and other costs associated with the Transactions and a $19.0 million non-cash charge for stock compensation resulting from the accelerated vesting of Predecessor stock options and restricted stock.

Segment operating earnings. Segment operating earnings for our Specialty Retail Stores and Direct Marketing segments do not reflect the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date. See Note 10 to our unaudited condensed consolidated financial statements.

Operating earnings for our Specialty Retail Stores segment were $229.8 million, or 12.8% of Specialty Retail Stores revenues, for year-to-date fiscal 2006 compared to $218.9 million, or 13.3% of Specialty Retail Stores revenues, for the prior year fiscal period. This decrease in operating margin was primarily due to 1) a lower level of income from our credit card operations due to the sale of our credit card operations to HSBC in July 2005, 2) higher preopening costs and 3) higher depreciation charges as a result of higher levels of capital expenditures for new stores and store remodels in recent years. These negative effects on Specialty Retail operating earnings were offset, in part, by lower SG&A expenses for compensation and related benefits, as a percentage of revenues, as a result of leveraging these expenses on a higher level of revenues in year-to-date fiscal 2006.

Operating earnings for Direct Marketing increased to $52.5 million, or 14.9% of Direct Marketing revenues, in year-to-date fiscal 2006 from $39.3 million, or 12.0% of Direct Marketing revenues, for the prior year period. The increase in operating earnings and operating margin for Direct Marketing was primarily the result of 1) higher product margins and 2) the decrease in advertising and marketing costs, as a percentage of revenues, incurred to support internet sales.

Interest expense, net. Net interest expense was $82.5 million in year-to-date fiscal 2006 and $8.0 million for the prior year fiscal period. The significant components of interest expense are as follows:

(in thousands)	Seventeen weeks ended January 28, 2006	Nine weeks ended October 1, 2005	Twenty-six weeks ended January 28, 2006	Twenty-six weeks ended January 29, 2005
	(Successor)	(Predecessor)	(Combined)	(Predecessor)
Asset-Based Revolving Credit Facility	$1,332	$—	$1,332	$—
Senior Secured Term Loan Facility	43,595	—	43,595	—
2028 Debentures	2,944	1,542	4,486	4,452
Senior Notes	19,950	—	19,950	—
Senior Subordinated Notes	13,113	—	13,113	—
Credit Agreement	—	—	—	2,535
2008 Notes	639	1,439	2,078	4,154
Debt issue cost amortization and other	6,140	345	6,485	920
Total interest expense	87,713	3,326	91,039	12,061

Less:
Interest income	2,814	3,046	5,860	2,069
Capitalized interest	1,489	1,146	2,635	1,977
Interest expense, net	$83,410	$(866)	$82,544	$8,015

The increase in interest expense is due to the $3.3 billion increase in debt incurred in connection with the Transactions. The increase in interest income was due primarily to interest earned on higher average invested balances after the Credit Card Sale in July 2005 and prior to the Transactions.

Income taxes. Our effective income tax rate was 39.6% for the seventeen weeks ended January 28, 2006. Our effective income tax rate for the nine weeks ended October 1, 2005 was 37.0%, resulting in an effective tax rate of 37.7% for the combined year-to-date fiscal 2006 period. Our effective tax rate for the nine-weeks ended October 1, 2005 was favorably impacted by a higher level of tax-exempt interest income earned during the period on higher cash balances maintained subsequent to the Credit Card Sale. Our effective income tax rate was 38.5% for the twenty-six weeks ended January 29, 2005 and was also favorably impacted by tax-exempt interest income.

Inflation and Deflation

We believe changes in revenues and net earnings that have resulted from inflation or deflation have not been material during the periods presented. In recent years, we have experienced certain inflationary conditions related to 1) increases in product costs due primarily to changes in foreign currency exchange rates that have reduced the purchasing power of the U.S. dollar and 2) increases in SG&A. We attempt to offset the effects of inflation through price increases and control of expenses, although our ability to increase prices may be limited by competitive factors. We attempt to offset the effects of merchandise deflation, which has occurred on a limited basis in recent years, through control of expenses. There is no assurance, however, that inflation or deflation will not materially affect our operations in the future.

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories and accounts receivable (prior to the Credit Card Sale in July 2005). We have typically financed the increases in working capital needs during the first and second fiscal quarters with cash flows from operations and cash provided from borrowings under our credit facilities. During the second quarter of fiscal 2006, we financed our seasonal increases in working capital with cash flows from operations and borrowings under our Asset-Based Revolving Credit Facility. During the first quarter of fiscal 2006, we borrowed $150 million under our Asset-Based Revolving Credit Facility. We repaid these borrowings in the second quarter of fiscal 2006.

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

At January 28, 2006, cash and equivalents were $91.5 million compared to $377.9 million at January 29, 2005. Net cash provided by operating activities was $231.6 million in 2006 compared to $90.2 million in 2005. Cash flows related to operating activities were higher in year-to-date fiscal 2006 primarily due to the Credit Card Sale in July 2005. In year-to-date fiscal 2005 (prior to the Credit Card Sale), we funded an increase in accounts receivable of $106.8 million while in year-to-date fiscal 2006 (subsequent to the Credit Card Sale), we funded an increase in accounts receivable of $4.6 million.

Net cash used for investing activities was $5,254.5 million in year-to-date fiscal 2006 which consisted of 1) $5,155.9 million paid in connection with the Acquisition and 2) $98.6 million for capital expenditures. Net cash used in investing activities was $80.7 million in year-to-date fiscal 2005 primarily for $95.1 million of capital expenditures, partially offset by $14.4 million in cash proceeds from the sale of Chef’s Catalog. We incurred capital expenditures in 2006 related to the construction of new stores in San Antonio and Boca Raton and the remodels of our San Francisco, Houston, Beverly Hills, Newport Beach and Bergdorf Goodman stores. We opened our San Antonio store in September 2005 and opened our Boca Raton store in November 2005.

Net cash provided by financing activities was $4,261.0 million in year-to-date fiscal 2006 as compared to $0.01 million in year-to-date fiscal 2005. Proceeds from debt incurred in connection with the Transactions, net of issuance costs, aggregated $3,222.1 million and cash equity contributions received in connection with the Transactions aggregated $1,427.7 million. In year-to-date fiscal 2006, we also repaid our $150.0 million of seasonal borrowings under our Asset-Based Revolving Credit Facility, paid $134.7 million for the redemption of our 2008 Notes pursuant to our call of such notes for redemption in connection with the Transactions and repaid $100.0 million principal amount of borrowings on the Senior Term Loan Facility.

Financing Structure

Our major sources of funds are comprised of vendor financing, a $600.0 million Asset-Based Revolving Credit Facility,  $1,975.0 million Senior Secured Term Loan Facility, $700.0 million Senior Notes, $500.0 million Senior Subordinated Notes, $125.0 million 2028 Debentures and operating leases.

Senior Secured Asset-Based Revolving Credit Facility. On October 6, 2005, in connection with the Transactions, we entered into a credit agreement and related security and other agreements for a senior secured Asset-Based Revolving Credit Facility with Deutsche Bank Trust Company Americas as administrative agent and collateral agent. The Asset-Based Revolving Credit Facility provides financing of up to $600.0 million, subject to a borrowing base equal to at any time the lesser of 80% of eligible inventory (valued at the lower of cost or market value) and 85% of net orderly liquidation value of the eligible inventory, less certain reserves. The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  At the closing of the Transactions, we utilized $150.0 million of the Asset-Based Revolving Credit Facility for loans and approximately $16.5 million for letters of credit. In the second quarter of fiscal 2006, we repaid all loans under the Asset-Based Revolving Credit

Facility. As of January 28, 2006, we had $556.8 million of unused borrowings availability under the Asset-Based Revolving Credit Facility, based on a borrowing base of $572.2 million and after giving effect to $15.4 million used for letters of credit.

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

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by Parent and certain of our existing and future domestic subsidiaries (excluding, among others, Gurwitch Products, L.L.C., and Kate Spade LLC (Brand Development Companies)). As of January 28, 2006, the liabilities of our non-guarantor subsidiaries totaled approximately $35.7 million, or 0.7% of consolidated liabilities, and the assets of our non-guarantor subsidiaries aggregated approximately $192.2 million, or 2.9% of consolidated total assets. All obligations under our Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of our assets and the assets of Parent and our subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors), including:

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

Capital stock and other securities of a subsidiary of the Company that are owned by the Company or any subsidiary guarantor will not constitute collateral under our Asset-Based Revolving Credit Facility to the extent that such securities cannot secure our 2028 Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable SEC rules. As a result, the collateral under our Asset-Based Revolving Credit Facility will include shares of capital stock or other securities of subsidiaries of the Company or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations. Stock of our Brand Development Companies and their assets also will not constitute collateral under our Asset-Based Revolving Credit Facility.

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

Senior Secured Term Loan Facility. On October 6, 2005, in connection with the Transactions, we entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility with Credit Suisse as administrative agent and collateral agent.  The full amount of the Senior Secured Term Loan Facility was borrowed on October 6, 2005. In the second quarter of fiscal 2006, we repaid $100.0 million principal amount of the loans under the Senior Secured Term Loan Facility.

Borrowings under the Senior Secured Term Loan Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin is 1.5% with respect to base rate borrowings and 2.5% with respect to LIBOR borrowings. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 6.947% at January 28, 2006.

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

All obligations under the Senior Secured Term Loan Facility are unconditionally guaranteed by Parent and each direct and indirect domestic subsidiary of the Company that guarantees the obligations of the Company under our Asset-Based Revolving Credit Facility. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of our assets and the assets of our Parent and the subsidiary guarantors, including:

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

Capital stock and other securities of a subsidiary of the Company that are owned by the Company or any subsidiary guarantor will not constitute collateral under our Senior Secured Term Loan Facility to the extent that such securities cannot secure our 2028 Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable SEC rules. As a result, the collateral under our Senior Secured Term Loan Facility will include shares of capital stock or other securities of subsidiaries of the Company or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations. Stock of our Brand Development Companies and their assets also will not constitute collateral under our Senior Secured Term Loan Facility.

The credit agreement governing the Senior Secured Term Loan Facility contains a number of negative covenants that are substantially similar to those governing the Senior Notes and additional covenants related to the security arrangements for the Senior Secured Term Loan Facility. The credit agreement also contains customary affirmative covenants and events of default.

2028 Debentures. In May 1998, we issued $125.0 million aggregate principal amount of our 2028 Debentures. In connection with the Transactions, we equally and ratably secured the 2028 Debentures by a first lien security interest on certain collateral subject to liens granted under our Senior Secured Credit Facilities constituting (a) (i) 100% of the capital stock of certain of our existing and future domestic subsidiaries, and (ii) 100% of the non-voting stock and 65% of the voting stock of certain of our existing and future foreign subsidiaries and (b) certain of our principal properties that include a majority of our full-line stores, in each case, to the extent required by the terms of the indenture governing our 2028 Debentures. The 2028 Debentures contain covenants that restrict our ability to create liens and enter into sale and lease back transactions. The collateral securing the 2028 Debentures will be released upon the release of liens on such collateral under our Senior Secured Credit Facilities and any other debt (other than the 2028 Debentures) secured by such collateral. Capital stock and other securities of a subsidiary of the Company that are owned by the Company or any subsidiary will not constitute collateral under our 2028 Debentures to the extent such property does not constitute collateral under our Senior Secured Credit Facilities described above.

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

Redemption of 2008 Notes. In May 1998, we issued $125.0 million aggregate principal amount of our 2008 Notes. Upon closing of the Transactions, we called our 2008 Notes for redemption pursuant to their terms. On November 7, 2005, we used $134.7 million of reserved cash to redeem our 2008 Notes, which included a call premium of $6.2 million plus accrued interest of $3.5 million through the redemption date.

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

The foregoing factors are not exhaustive and new factors may emerge or changes to the foregoing factors may occur that could impact our business. Except to the extent required by law, we undertake no obligation to update or revise (publicly or otherwise) any forward-looking statements to reflect subsequent events, new information or future circumstances.

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

We have changed the basis of presentation of certain prior year amounts and calculations presented in this quarterly report to conform to the current year presentation. Depreciation expense and income from credit card operations, net are now shown as separate line items on our statements of earnings. In prior periods, depreciation expense was included in buying and occupancy costs and the income from our credit card operations was included as a reduction to SG&A.

Purchase Accounting. We have accounted for the Acquisition in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” whereby the purchase price paid to effect the Acquisition is allocated to state the acquired assets and liabilities at fair value. The Acquisition and the allocation of the purchase price have been recorded as of October 1, 2005, the beginning of our October accounting period. In connection with the preliminary purchase price allocation, we have made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, preliminary valuation results from independent valuation specialists. As of January 28, 2006, we have recorded preliminary purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to establish intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things. This allocation of the purchase price is preliminary and subject to our review and finalization of independent appraisals.

During the second quarter of fiscal 2006, we received updated valuation results from our independent appraisers and adjusted the estimated fair values of our long-lived and intangible assets as follows:

	Estimated Fair Value
(in millions)	October 29, 2005	January 28, 2006

Property and equipment	$1,044.9	$945.7
Customer lists	466.3	586.3
Favorable lease commitments	386.8	480.0
Tradenames	1,734.2	1,691.1
Goodwill	1,725.3	1,680.5

Further revisions to the purchase price allocation will be made as additional information becomes available and such revisions could be material.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment.” This standard is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and was effective for the first interim period or annual reporting period beginning after June 15, 2005. We adopted SFAS No. 123R as of the beginning of our first quarter of fiscal 2006 using the modified prospective method, which requires companies to record stock compensation for all unvested and new awards as of the adoption date. Accordingly, we have not restated the prior period amounts presented herein. See Note 5 for further description of our stock-based compensation.

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

As a result of the Transactions, we are highly leveraged. As of January 28, 2006, our total indebtedness was approximately $3,203.8 million and our unused borrowing availability under our $600 million Asset-Based Revolving Credit Facility was $556.8 million after giving effect to $15.4 million of letters of credit outstanding thereunder. Our substantial indebtedness, combined with our lease and other financial obligations and contractual commitments, could have other important consequences. For example, it could:

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

In addition, our interest expense could increase if interest rates increase because the entire amount of the indebtedness under our senior secured credit facilities bears interest at floating rates. As of January 28, 2006, we had approximately $1,875.0 million of floating rate debt, consisting of outstanding borrowings under Senior Secured Term Loan Facility. Effective December 6, 2005, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness.

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

The terms of our Asset-Based Revolving Credit Facility and Senior Secured Term Loan Facility and the indentures governing our Notes and 2028 Debentures may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

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

We make decisions regarding the purchase of our merchandise well in advance of the season in which it will be sold. A large percentage of our merchandise assortment, particularly the apparel, fashion accessories and shoe categories, is ordered months in advance to the introduction of such goods, typically three to nine months in advance of the products being offered for sale. If our sales during any season, particularly a peak season, are significantly lower than we expect for any reason, we may not be able to adjust our expenditures for inventory and other expenses in a timely fashion and may be left with a substantial amount of unsold inventory. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess inventory. This could have an adverse effect on our margins and operating income. At the same time, if we fail to purchase a sufficient quantity of merchandise, we may not have an adequate supply of products to meet consumer demand. This may cause us to lose sales or harm our customer relationships.

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

As of January 28, 2006, we had no borrowings outstanding under our Asset-Based Revolving Credit Facility that bear interest at floating rates. Future borrowings under our Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

At January 28, 2006, we had $1,875.0 million of debt under our Senior Secured Term Loan Facility issued in connection with the Transactions that bears interest at floating rates. A 1% increase in these floating rates would increase annual interest expense by approximately $18.7 million.

We use derivative financial instruments to help manage our interest rate risk. Effective December 6, 2005, we entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit our exposure to interest rate increases related to a portion of our floating rate indebtedness. The interest rate swap agreements terminate after five years. As of the effective date, we designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of our swaps will be recorded subsequent to the effective date as a component of other comprehensive income.

At January 28, 2006, the fair value of these swaps was a gain of approximately $3.0 million, which amount is included in other assets. As a result of our swap agreements, our effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will range from 6.931% to 7.499% per quarter and result in an average fixed rate of 7.285%.

We use derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources. We enter into foreign currency contracts denominated in the euro and British pound. We had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $51.6 million as of January 28, 2006 and approximately $42.3 million as of January 29, 2005. The market risk inherent in these instruments was not material to our consolidated financial position, results of operations or cash flows in year-to-date fiscal 2006.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of Pension Plan assets, resulting in increased or decreased cash funding by the Company. We seek to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

ITEM 4. CONTROLS AND PROCEDURES

a.  Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of January 28, 2006, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.  Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. During the second quarter of fiscal 2006, we implemented a new human capital management system, including the outsourcing of payroll and benefits administration. No change occurred in our internal controls over financial reporting during the quarter ended January 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

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

4.2	Form of 7.125% Senior Notes Due 2028, dated May 27, 1998, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

4.3

Senior Indenture dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, and Wells Fargo Bank, National Association, trustee, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

4.4

Senior Subordinated Indenture dated as of October 6, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc., the Subsidiary Guarantors, and Wells Fargo Bank, National Association, trustee, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

4.5	Form of 9%/9 3/4% Senior Notes due 2015, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

4.6	Form of 10 3/8% Senior Subordinated Notes due 2015, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

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

10.2*

Rollover Agreement dated as of October 4, 2005 by and among the Company, Newton Acquisition, Inc., and Burton M. Tansky, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

10.3*

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

10.13

Amendment No. 1 dated as of October 6, 2005 to the Credit Agreement dated as of October 6, 2005 among the Company, Newton Acquisition, Inc., each subsidiary of the Company from time to time party thereto, the Lenders thereunder, and Credit Suisse, as administrative agent and as collateral agent for the Lenders, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 12, 2005.

10.14*	Newton Acquisition, Inc. Management Equity Incentive Plan, incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 5, 2005.

10.15*	Stock Option Agreement made as of November 29, 2005 between the Company and Burton M. Tansky, incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 5, 2005.

10.16*

Form of Stock Option Agreement made as of November 29, 2005 between the Company and certain eligible key employees, incorporated herein by reference to the Company’s Current Report n Form 8-K dated December 5, 2005.

10.17

Amendment No. 2 dated as of January 26, 2006 to the Credit Agreement dated as of October 6, 2005, as amended, among The Neiman Marcus Group, Inc., Newton Acquisition, Inc., each subsidiary of The Neiman Marcus Group, Inc. from time to time party thereto, the Lenders thereunder and Credit Suisse, as administrative agent and collateral agent for the Lenders, incorporated by reference to the Company’s Current Report on Form 8-K dated January 30, 2006.

10.18*

Employment Agreement between The Neiman Marcus Group, Inc. and Karen Katz, dated February 1, 2006, effective as of October 6, 2005, incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 1, 2006.

10.19	Management Services Agreement, dated as of October 6, 2005 among Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., TPG GenPar IV, L.P., TPG GenPar III, L.P. and Warburg Pincus LLC. (1)

10.20

Registration Rights Agreement, dated as of October 6, 2005, among Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., Newton Holding, LLC and the “Holders” identified therein as parties thereto. (1)

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

THE NEIMAN MARCUS GROUP, INC.
(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller	March 8, 2006
T. Dale Stapleton	and Duly Authorized Officer
(principal accounting officer)