Form 10-Q
period 2006-04-29
NEIMAN MARCUS GROUP INC
filed 2006-06-08
CIK 819539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 29, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.(1)

YES ☐                                                                          NO ☒

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

YES ☐                                                                          NO ☒

There were 900 shares of the registrant’s common stock, par value $.01 per share, outstanding at April 29, 2006.

(1) After October 6, 2005, the registrant was not subject to reporting requirements under the Exchange Act of 1934, but complied with those requirements pursuant to contractual obligations.

THE NEIMAN MARCUS GROUP, INC.

INDEX

Part I.	Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of April 29, 2006 (Successor), July 30, 2005 (Predecessor) and April 30, 2005 (Predecessor)

Condensed Consolidated Statements of Earnings for the Thirteen Weeks Ended April 29, 2006 (Successor) and Thirteen Weeks Ended April 30, 2005 (Predecessor)

Condensed Consolidated Statements of Earnings for the Thirty Weeks Ended April 29, 2006 (Successor), Nine Weeks Ended October 1, 2005 (Predecessor) and Thirty-Nine Weeks Ended April 30, 2005 (Predecessor)

Condensed Consolidated Statements of Cash Flows for the Thirty Weeks Ended April 29, 2006 (Successor), Nine Weeks Ended October 1, 2005 (Predecessor) and Thirty-Nine Weeks Ended April 30, 2005 (Predecessor)

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

Signatures

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)	April 29, 2006	July 30, 2005	April 30, 2005
	(Successor)	(Predecessor)	(Predecessor)
ASSETS
Current assets:
Cash and cash equivalents	$108,982	$853,482	$337,589
Restricted cash	—	—	37,500
Accounts receivable, net of allowance	56,744	29,886	666,455
Merchandise inventories	854,979	748,366	788,915
Other current assets	64,700	76,747	49,715
Total current assets	1,085,405	1,708,481	1,880,174

Property and equipment, net	1,045,184	855,009	821,810
Customer lists, net	554,650	—	—
Favorable lease commitments, net	469,591	—	—
Trademarks	1,691,155	56,645	56,645
Goodwill	1,681,021	14,872	14,872
Debt issuance costs	101,034	3,526	3,656
Other assets	31,974	22,127	62,649
Total assets	$6,660,014	$2,660,660	$2,839,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$251,444	$282,887	$246,971
Accrued liabilities	389,756	332,937	352,526
Notes payable and current maturities of long-term liabilities	15,129	1,450	200
Current portion of borrowings under Credit Card Facility	—	—	187,500
Total current liabilities	656,329	617,274	787,197

Long-term liabilities:
Senior secured term loan facility	1,875,000	—	—
Senior debentures due 2028	120,663	124,823	124,820
Senior notes	700,000	—	—
Senior subordinated notes	500,000	—	—
Senior notes due 2008	—	124,957	124,953
Deferred real estate credits	11,099	86,575	74,429
Deferred income taxes	1,129,899	—	33,614
Other long-term liabilities	186,169	120,973	99,500
Total long-term liabilities	4,522,830	457,328	457,316

Minority interest	12,810	12,112	13,498

Predecessor:
Common stocks (par value $0.01 per share, issued 49,716,309 shares at July 30, 2005 and 48,947,578 shares at April 30, 2005)		497	497
Successor:
Common stock (par value $0.01 per share, issued 900 shares)	—

Additional paid-in capital	1,473,139	520,414	511,338
Carryover basis adjustment for management shareholders	(69,200)	—	—
Accumulated other comprehensive income (loss)	9,666	(47,030)	(3,432)
Retained earnings	54,440	1,125,726	1,099,053
Treasury stock, at cost (768,731 shares at July 30, 2005 and 768,731 shares at April 30, 2005)		(25,661)	(25,661)
Total shareholders’ equity	1,468,045	1,573,946	1,581,795
Total liabilities and shareholders’ equity	$6,660,014	$2,660,660	$2,839,806

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(in thousands)	Thirteen weeks ended April 29, 2006	Thirteen weeks ended April 30, 2005
	(Successor)	(Predecessor)

Revenues	$1,027,009	$933,372
Cost of goods sold including buying and occupancy costs (excluding depreciation)	602,957	549,740
Selling, general and administrative expenses (excluding depreciation)	255,380	240,396
Income from credit card operations, net	(15,136)	(19,030)
Depreciation expense	32,913	27,614
Amortization of customer lists	13,715	—
Amortization of favorable lease commitments	4,502	—

Operating earnings	132,678	134,652

Interest expense, net	67,216	2,933

Earnings before income taxes and minority interest	65,462	131,719

Income taxes	24,953	50,713

Earnings before minority interest	40,509	81,006

Minority interest in net loss (earnings) of subsidiaries	38	(1,231)

Net earnings	$40,547	$79,775

See Notes to Condensed Consolidated Financial Statements.

(in thousands)	Thirty weeks ended April 29, 2006	Nine weeks ended October 1, 2005	Thirty-nine weeks ended April 30, 2005
	(Successor)	(Predecessor)	(Predecessor)

Revenues	$2,583,215	$651,648	$2,970,533

Cost of goods sold including buying and occupancy costs (excluding depreciation)	1,634,187	378,767	1,816,602
Selling, general and administrative expenses (excluding depreciation)	623,972	168,853	747,432
Income from credit card operations, net	(35,894)	(7,818)	(52,414)
Depreciation expense	77,977	19,960	79,338
Amortization of customer lists	31,652	—	—
Amortization of favorable lease commitments	10,389	—	—
Transaction and other costs	—	23,544	—
Loss on disposition of Chef’s Catalog	—	—	15,348

Operating earnings	240,932	68,342	364,227

Interest expense (income), net	150,626	(866)	10,948

Earnings before income taxes and minority interest	90,306	69,208	353,279

Income taxes	34,791	25,607	136,014

Earnings before minority interest	55,515	43,601	217,265

Minority interest in net (earnings) loss of subsidiaries	(1,075)	553	(2,787)

Net earnings	$54,440	$44,154	$214,478

See Notes to Condensed Consolidated Financial Statements.

THE NEIMAN MARCUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)	Thirty weeks ended April 29, 2006	Nine weeks ended October 1, 2005	Thirty-nine weeks ended April 30, 2005
	(Successor)	(Predecessor)	(Predecessor)
CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$54,440	$44,154	$214,478
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	77,977	19,960	79,338
Amortization of debt issue costs	8,183	—	465
Amortization of customer lists and favorable lease commitments	42,041	—	—
Non-cash charges related to step-up in carrying value of inventory	38,067	—	—
Stock-based compensation charges	2,509	19,968	3,646
Deferred income taxes	(27,110)	(7,327)	—
Loss on disposition of Chef’s Catalog	—	—	15,348
Minority interest	1,075	(553)	2,787
Other, primarily costs related to defined benefit pension plans	8,876	1,656	23,111
	206,058	77,858	339,173
Changes in operating assets and liabilities:
Increase in accounts receivable	(19,481)	(7,377)	(114,270)
Decrease (increase) in merchandise inventories	67,217	(173,829)	(78,955)
Decrease in other current assets	39,185	6,164	10,530
Decrease (increase) in other assets	735	(2,274)	12,276
(Decrease) increase in accounts payable and accrued liabilities	(27,629)	114,604	38,763
Payment of deferred compensation and stock-based awards	(12,901)	—	—
Increase in deferred real estate credits	11,270	4,289	2,531
Funding of defined benefit pension plan	—	—	(20,000)
Net cash provided by operating activities	264,454	19,435	190,048
CASH FLOWS - INVESTING ACTIVITIES
Capital expenditures	(112,214)	(26,311)	(150,830)
Acquisition of The Neiman Marcus Group, Inc.	(5,156,423)	—	—
Increase in cash restricted for repayment of borrowings under Credit Card Facility	—	—	(37,500)
Proceeds from the sale of Chef’s Catalog	—	—	14,419
Net cash used for investing activities	(5,268,637)	(26,311)	(173,911)
CASH FLOWS - FINANCING ACTIVITIES
Proceeds from borrowings on lines of credit	21,000	5,750	7,750
Repayment of borrowings on lines of credit	(16,000)	(750)	(9,113)
Borrowings under asset-based revolving credit facility	150,000	—	—
Repayment of borrowings under asset-based revolving credit facility	(150,000)	—	—
Borrowings under senior term loan facility	1,975,000	—	—
Repayment of borrowings under senior term loan facility	(100,000)	—	—
Borrowings of senior notes and subordinated debt	1,200,000	—	—
Repayment of senior notes due 2008	(134,734)	—	—
Repayment of borrowings under Credit Card Facility	—	—	(37,500)
Capital lease obligation payments	(1,078)	—	—
Debt issuance costs paid	(102,854)	—	—
Cash equity contributions	1,427,739	—	—
Acquisitions of treasury stock	—	—	(3,088)
Proceeds from stock-based compensation awards	—	—	16,432
Cash dividends paid	—	(7,346)	(20,042)
Distribution paid	(168)	—	(1,354)
Net cash provided by (used for) financing activities	4,268,905	(2,346)	(46,915)
CASH AND CASH EQUIVALENTS
Decrease during the period	(735,278)	(9,222)	(30,778)
Beginning balance	844,260	853,482	368,367
Ending balance	$108,982	$844,260	$337,589
Supplemental Schedule of Cash Flow Information
Cash paid (received) during the period for:
Interest	$122,253	$207	$12,992
Income taxes	$(13,332)	$10,693	$98,942
Noncash activities:
Equity contribution from Parent	$25,000	$—	$—
Equity contribution from management shareholders	$17,891	$—	$—
Capital lease additions	$11,909	$—	$—

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

Our fiscal year ends on the Saturday closest to July 31. All references to the third quarter of fiscal year 2006 relate to the thirteen weeks ended April 29, 2006 of the Successor. All references to the third quarter of fiscal year 2005 relate to the thirteen weeks ended April 30, 2005 of the Predecessor. All references to the year-to-date fiscal year 2006 period relate to the combined thirty-nine weeks ended April 29, 2006 and all references to the year-to-date fiscal year 2005 period relate to the thirty-nine weeks ended April 30, 2005.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 30, 2005.

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

Certain prior period balances have been reclassified to conform to the current period presentation. Depreciation expense and income from credit card operations, net are now shown as separate line items on our statements of earnings. Prior to the second quarter of fiscal year 2006, depreciation expense was included in buying and occupancy costs and the income from our credit card operations was included as a reduction to selling, general and administrative expenses.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), “Share-Based Payment” (SFAS No. 123(R)). This standard is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related implementation guidance. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and was effective for the first interim period or annual reporting period beginning after June 15, 2005. We adopted SFAS No. 123(R) as of the beginning of our first quarter of fiscal year 2006 using the modified prospective method, which requires companies to record stock compensation for all unvested and new awards as of the adoption date. Accordingly, we have not restated the prior period amounts presented herein. See Note 5 for further description of our stock-based compensation.

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

Transaction and Other Costs. During the period from July 30, 2005 to October 1, 2005, the Predecessor expensed $23.5 million in connection with the Transactions. These costs consisted primarily of $4.5 million of accounting, investment banking, legal and other costs associated with the Transactions and a $19.0 million non-cash charge for stock compensation resulting from the accelerated vesting of Predecessor stock options and restricted stock in connection with the Acquisition.

Carryover Basis Adjustment for Management Shareholders. Executive management participants held certain equity interests, including stock options, in the Predecessor prior to the Transactions and continue to hold equity interests in the Parent, representing indirect equity interests in the Successor after the Transactions. In accordance with the provisions of Emerging Issues Task Force No. 88-16, “Basis in Leveraged Buyout Transactions,” the basis of executive management’s indirect interests in the Successor after the Transactions is carried over at the basis of their interests in the Predecessor prior to the Transactions. The carryover basis of such interests less the net cash received by the management participants represents a deemed dividend of $69.2 million to the management participants and has been recognized as a reduction to shareholders’ equity of the Successor.

3.              Purchase Accounting

We have accounted for the Acquisition in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” whereby the purchase price paid to effect the Acquisition is allocated to state the acquired assets and liabilities at fair value. The Acquisition and the preliminary allocation of the purchase price have been recorded as of October 1, 2005, the beginning of our October accounting period. The purchase price was approximately $5,461.7 million. The sources and uses of funds in connection with the Transactions and the redemption of our 2008 Notes are summarized below (in millions):

Sources
Asset-Based Revolving Credit Facility	$150.0
Secured Term Loan Facility	1,975.0
Senior Notes	700.0
Senior Subordinated Notes	500.0
Cash on hand	666.1
Equity contribution – cash	1,427.7
Equity contribution – non-cash	42.9
Total sources	$5,461.7

Uses
Consideration paid to stockholders (including non-cash management rollover of $17.9 million)	$5,110.8
Transaction costs (including non-cash items of $18.8 million)	82.3
Redemption of existing 2008 Notes	134.7
Debt issuance costs (including non-cash items of $6.3 million)	109.2
Payment of deferred compensation obligations and other accrued liabilities	24.7
Total uses	$5,461.7

In connection with the preliminary purchase price allocation, we have made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to future cash flows, discount rates and asset lives utilizing currently available information. As of April 29, 2006, we have recorded preliminary purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to establish intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things. This allocation of the purchase price is preliminary and subject to our review and finalization of asset valuations.

The purchase price has been preliminarily allocated as follows (in millions):

Cash consideration:
Paid to shareholders		$5,092.9
Transaction costs		63.5
		5,156.4
Non-cash consideration		36.7
Total consideration		5,193.1

Net assets acquired at historical cost		1,638.1

Adjustments to state acquired assets at fair value:
1) Increase carrying value of property and equipment	$135.9
2) Increase carrying value of inventory	38.1
3) Write-off historical goodwill and tradenames	(71.5)
4) Record intangible assets acquired
Customer lists	586.3
Favorable lease commitments	480.0
Tradenames	1,691.1
5) Write-off other assets, primarily debt issue costs	(3.7)
6) Adjustment to state 2008 Notes at redemption value	(6.2)
7) Adjustment to state 2028 Debentures at fair value	4.5
8) Write-off deferred real estate credits	90.2
9) Increase in long-term benefit obligations, primarily pension obligations	(57.6)
10) Tax impact of valuation adjustments	(1,082.3)
Deemed dividend to management shareholders	69.2	1,874.0
Net assets acquired at fair value		3,512.1

Excess purchase price recorded as goodwill		$1,681.0

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

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005

Revenues	$1,027,009	$933,372	$3,234,863	$2,970,533
Net income	$42,730	$27,390	$100,152	$34,123

Included in the determination of pro forma net income for the thirty-nine weeks ended April 30, 2005 are pro forma adjustments for non-cash charges to increase cost of goods sold for the step-up in the carrying value of inventories acquired of $39.6 million. These pro forma adjustments resulted in pro forma decreases to cost of goods sold in the thirteen and thirty-nine weeks ended April 29, 2006 by the amount of the actual non-cash charges recorded during these periods.

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

In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services that will be provided to us by the Sponsors and their affiliates, affiliates of the Sponsors will receive an aggregate annual management fee equal to the lesser of (i) 0.25% of our consolidated annual revenues or (ii) $10 million. Affiliates of the Sponsors will also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with services provided pursuant to the agreement. These management fees are payable quarterly in arrears. During the third quarter of fiscal year 2006 and the thirty weeks ended April 29, 2006, we recorded management fees of $2.6 million and $6.4 million, respectively, which are included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

The management services agreement also provides that affiliates of the Sponsors may receive future fees in connection with certain subsequent financing and acquisition or disposition transactions. The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

5.              Stock-Based Compensation

We previously accounted for stock-based compensation awards to employees in accordance with APB No. 25 and its related interpretations. Accordingly, we recognized compensation expense on our restricted stock awards but did not recognize compensation expense for stock options since all options granted had an exercise price equal to the market value of our common stock on the grant date. We did not adopt the previous voluntary expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), whereby the fair value of stock-based compensation awards would have been expensed over the terms of awards. However, consistent with the disclosure requirements of SFAS No. 123, we made pro forma disclosures of the effect that application of the fair value expense recognition provisions of SFAS No. 123 would have had on our net earnings.

In December 2004, the FASB issued SFAS No. 123(R). This standard is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first interim period or annual reporting period beginning after June 15, 2005. We adopted SFAS No. 123(R) as of the beginning of our first quarter of fiscal year 2006 using the modified prospective method, which required us to record stock compensation for all unvested and new awards as of the adoption date. Accordingly, we have not restated prior period amounts presented herein.

Predecessor Stock-Based Compensation Accounting. In connection with the adoption of the provisions of SFAS No. 123(R), we recorded non-cash charges for stock compensation of approximately $20.0 million in the period from July 31, 2005 to October 1, 2005 primarily as a result of the accelerated vesting of all Predecessor options and restricted stock in connection with the Transactions (see Note 2).

The following table illustrates the pro forma effect on net earnings for periods prior to the adoption of SFAS No. 123(R) as if we had applied the fair value recognition provisions of SFAS No. 123 during such periods:

(in thousands)	Thirteen weeks ended April 30, 2005	Thirty-nine weeks ended April 30, 2005
	(Predecessor)	(Predecessor)
Net earnings:
As reported	$79,775	$214,478
Add: stock-based employee compensation recorded under the intrinsic value method of APB No. 25, net of related taxes	826	2,236
Less: stock-based employee compensation expense determined under the fair value based method of SFAS No. 123, net of related taxes	(2,917)	(8,436)
Pro forma net earnings	$77,684	$208,278

Successor Stock-Based Compensation Accounting. On November 29, 2005, the Parent adopted a new equity-based management compensation plan, which authorizes equity awards to be granted for up to 80,708.8 shares of the common stock of the Parent, of which options for 75,207.5 shares were issued to certain management employees. All options are outstanding at April 29, 2006. Options granted vest over five years and have an exercise price of $1,445 per share, with the exercise price with respect to approximately 50% of such options escalating at a 10% compound rate per year until the earlier to occur of (i) exercise, (ii) the fifth anniversary of the date of grant or (iii) the occurrence of a change in control; provided that in the event the Sponsors cause the sale of shares of the Parent to an unaffiliated entity, the exercise price will cease to accrete at the time of the sale with respect to a pro rata portion of the accreting options. Using the Black-Scholes option-pricing model, the per share fair value of these options was approximately $494 for the fixed price options and $247 for the options with escalating exercise prices. In estimating the fair value of our options, we made the following assumptions: expected term to exercise of five years; expected volatility of 30%; risk-free interest rate of 4.23%; and no dividend yield. Expected volatility is based on a combination of the Predecessor’s historical volatility adjusted for our new leverage and estimates of implied volatility of our peer group.

For the thirty-weeks ended April 29, 2006, we recognized non-cash stock compensation expense of $2.5 million, which is included in selling, general and administrative expenses. The adoption of SFAS No. 123(R) had no impact on our cash flows from operations or financing activities. At April 29, 2006, unearned non-cash stock-based compensation that we expect to recognize as expense over the next 5 years aggregates approximately $25.6 million.

6.              The Credit Card Sale

Credit Card Sale. On July 7, 2005, HSBC Bank Nevada, National Association (HSBC) purchased our approximately three million private label Neiman Marcus and Bergdorf Goodman credit card accounts and related assets, as well as the outstanding balances associated with such accounts (Credit Card Sale). The total purchase price was approximately $647 million, consisting of $534 million in net cash proceeds and the assumption of approximately $113 million of our outstanding debt under our previous revolving credit card securitization facility (Credit Card Facility). We recognized a gain of $6.2 million in connection with the sale of our credit card portfolio to HSBC in the fourth quarter of fiscal year 2005.

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

A summary of the income earned in connection with our proprietary credit card program is as follows:

	Quarter-to-Date		Year-to-Date
(in thousands)	Thirteen weeks ended April 29, 2006	Thirteen weeks ended April 30, 2005	Thirty weeks ended April 29, 2006	Nine weeks ended October 1, 2005	Thirty-nine weeks ended April 30, 2005
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

HSBC Program Income	$15,136	$—	$35,894	$7,818	$—
Finance charge income	—	23,640	—	—	64,645
Bad debt, net	—	(4,610)	—	—	(12,231)
	$15,136	$19,030	$35,894	$7,818	$52,414

7.              Loss on Disposition of Chef’s Catalog

In November 2004, we sold our Chef’s Catalog direct marketing business to a private equity firm. Chef’s Catalog is a multi-channel retailer of professional-quality kitchenware with revenues in fiscal year 2004 of approximately $73 million. At October 30, 2004, Chef’s Catalog had net tangible assets, primarily inventory, of $12.5 million and net intangible assets of $17.2 million. We received proceeds, net of selling costs, of $14.4 million from the sale. As the carrying value of the Chef’s Catalog assets exceeded the fair value of such assets as determined by the sale, we incurred a pre-tax loss of $15.3 million in the first quarter of fiscal year 2005 related to the disposition of Chef’s Catalog.

8.              Long-term Debt

The significant components of our long-term debt are as follows:

(in thousands)	Interest Rate	April 29, 2006	July 30, 2005	April 30, 2005
		(Successor)	(Predecessor)	(Predecessor)

Asset-Based Revolving Credit Facility	variable	$—	$—	$—
Senior Secured Term Loan Facility	variable	1,875,000	—	—
2028 Debentures	7.125%	120,663	124,823	124,820
Senior Notes	9.0%/9.75%	700,000	—	—
Senior Subordinated Notes	10.375%	500,000	—	—
2008 Notes	6.65%	—	124,957	124,953
Credit Card Facility	variable	—	—	187,500
		3,195,663	249,780	437,273
Less: current portion of borrowings under Credit Card Facility		—	—	187,500
Long-term debt		$3,195,663	$249,780	$249,773

Senior Secured Asset-Based Revolving Credit Facility. On October 6, 2005, in connection with the Transactions, the Company entered into a credit agreement and related security and other agreements for a senior secured Asset-Based Revolving Credit Facility with Deutsche Bank Trust Company Americas as administrative agent and collateral agent. The Asset-Based Revolving Credit Facility provides financing of up to $600.0 million, subject to a borrowing base equal to at any time the lesser of 80% of eligible inventory (valued at the lower of cost or market value) and 85% of net orderly liquidation value of the eligible inventory, less certain reserves. The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  At the closing of the Transactions, the Company utilized $150.0 million of the Asset-Based Revolving Credit Facility for loans and approximately $16.5 million for letters of credit. In the second quarter of fiscal year 2006, the Company repaid all loans under the Asset-Based Revolving Credit Facility. As of April 29, 2006, the Company had $573.2 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $26.8 million used for letters of credit.

The Asset-Based Revolving Credit Facility provides that the Company has the right at any time to request up to $200.0 million of additional commitments, but the lenders are under no obligation to provide any such additional commitments, and any increase in commitments will be subject to customary conditions precedent. If the Company were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the Asset-Based Revolving Credit Facility size could be increased to up to $800.0 million, but the Company’s ability to borrow would still be limited by the amount of the borrowing base.

Borrowings under the Asset-Based Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin.  The initial applicable margin is 0% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the historical availability under the Asset-Based Revolving Credit Facility. In addition, the Company is required to pay a commitment fee of 0.375% per annum in respect of the unutilized commitments. If the average revolving loan utilization is 50% or more for any applicable period, the commitment fee will be reduced to 0.250% for such period. The Company must also pay customary letter of credit fees and agency fees.

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Asset-Based Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base, the Company will be required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the Asset-Based Revolving Credit Facility is less than $60 million or an event of default has occurred, the Company will be required to repay outstanding loans and cash collateralize letters of credit with the cash the Company is required to deposit daily in a collection account maintained with the agent under the Asset-Based Revolving Credit Facility. The Company may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans. There is no scheduled amortization under the Asset-Based Revolving Credit Facility; the principal amount of the loans outstanding is due and payable in full on October 6, 2010.

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by Parent and certain of the Company’s existing and future domestic subsidiaries (excluding, among others, Gurwitch Products, L.L.C., and Kate Spade LLC (Brand Development Companies)). As of April 29, 2006, the liabilities of the Company’s non-guarantor subsidiaries totaled approximately $38.1 million, or 0.7% of consolidated liabilities, and the assets of the Company’s non-guarantor subsidiaries aggregated approximately $194.0 million, or 2.9% of consolidated total assets. All obligations under the Company’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the Company’s assets and the assets of Parent and the Company’s subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors), including:

•                  a first-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by the Company or the subsidiary guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges for sales of inventory by the Company and the subsidiary guarantors, certain related assets and proceeds of the foregoing; and

•                  a second-priority pledge of 100% of the Company’s capital stock and certain of the capital stock held by the Company, Parent or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary); and

•                  a second-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of the Company, Parent and each subsidiary guarantor, including a significant portion of the Company’s material owned and leased real property (which currently consists of a majority of the Company’s full-line retail stores) and equipment.

Capital stock and other securities of a subsidiary of the Company that are owned by the Company or any subsidiary guarantor will not constitute collateral under the Company’s Asset-Based Revolving Credit Facility to the extent that such securities cannot secure the Company’s 2028 Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable SEC rules. As a result, the collateral under the Company’s Asset-Based Revolving Credit Facility will include shares of capital stock or other securities of subsidiaries of the Company or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations. Stock of the Company’s Brand Development Companies and their assets also will not constitute collateral under the Company’s Asset-Based Revolving Credit Facility.

The Company’s Asset-Based Revolving Credit Facility contains a number of covenants that, among other things and subject to certain significant exceptions, restrict its ability and the ability of its subsidiaries to:

•                  incur additional indebtedness;

•                  pay dividends on the Company’s capital stock or redeem, repurchase or retire the Company’s capital stock or indebtedness;

•                  make investments, loans, advances and acquisitions;

•                  create restrictions on the payment of dividends or other amounts to the Company from its subsidiaries that are not guarantors;

•                  engage in transactions with the Company’s affiliates;

•                  sell assets, including capital stock of the Company’s subsidiaries;

•                  consolidate or merge;

•                  create liens; and

•                  enter into sale and lease back transactions.

The covenants limiting dividends and other restricted payments; investments, loans, advances and acquisitions; and prepayments or redemptions of other indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that the Company must have at least $75.0 million of pro forma excess availability under the Asset-Based Revolving Credit Facility and that the Company must be in pro forma compliance with the fixed charge coverage ratio described below.

Although the credit agreement governing the Asset-Based Revolving Credit Facility does not require the Company to comply with any financial ratio maintenance covenants, if less than $60.0 million were available to be borrowed under the Asset-Based Revolving Credit Facility at any time, the Company would not be permitted to borrow any additional amounts unless its pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) were at least 1.1 to 1.0. The credit agreement also contains customary affirmative covenants and events of default.

Senior Secured Term Loan Facility. On October 6, 2005, in connection with the Transactions, the Company entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility with Credit Suisse as administrative agent and collateral agent.  The full amount of the Senior Secured Term Loan Facility was borrowed on October 6, 2005. In the second quarter of fiscal year 2006, the Company repaid $100.0 million principal amount of the loans under the Senior Secured Term Loan Facility.

Borrowings under the Senior Secured Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin is 1.5% with respect to base rate borrowings and 2.5% with respect to LIBOR borrowings. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 7.24% at April 29, 2006.

The credit agreement governing the Senior Secured Term Loan Facility requires the Company to prepay outstanding term loans with 50% (which percentage will be reduced to 25% if the Company’s total leverage ratio is less than a specified ratio and will be reduced to 0% if the Company’s total leverage ratio is less than a specified ratio) of its annual excess cash flow (as defined in the credit agreement). If a change of control (as defined in the credit agreement) occurs, the Company will be required to offer to prepay all outstanding term loans, at a prepayment price equal to 101% of the principal amount to be prepaid, plus accrued and unpaid interest to the date of prepayment. The Company also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

The Company may voluntarily prepay outstanding loans under the Senior Secured Term Loan Facility at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans. If the Company repays all or any portion of the Senior Secured Term Loan Facility prior to October 6, 2006 (other than a prepayment that is made with certain designated asset sale proceeds), the Company must pay 101% of the principal amount to be repaid. There is no scheduled amortization under the Senior Secured Term Loan Facility. The principal amount of the loans outstanding is due and payable in full on April 6, 2013.

All obligations under the Senior Secured Term Loan Facility are unconditionally guaranteed by Parent and each direct and indirect domestic subsidiary of the Company that guarantees the obligations of the Company under its Asset-Based Revolving Credit Facility. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the Company’s assets and the assets of its Parent and the subsidiary guarantors, including:

•                  a first-priority pledge of 100% of the Company’s capital stock and certain of the capital stock held by the Company, Parent or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary); and

•                  a first-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of the Company, Parent and each subsidiary guarantor, including a significant portion of the Company’s material owned and leased real property (which currently consists of a majority of the Company’s full-line retail stores) and equipment, but excluding, among other things, the collateral described in the following bullet point; and

•                  a second-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by the Company or the subsidiary guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges for sales of inventory by the Company and the subsidiary guarantors, certain related assets and proceeds of the foregoing.

Capital stock and other securities of a subsidiary of the Company that are owned by the Company or any subsidiary guarantor will not constitute collateral under the Company’s Senior Secured Term Loan Facility to the extent that such securities cannot secure the 2028 Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable SEC rules. As a result, the collateral under the Company’s Senior Secured Term Loan Facility will include shares of capital stock or other securities of subsidiaries of the Company or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations. Stock of the Company’s Brand Development Companies and their assets also will not constitute collateral under the Company’s Senior Secured Term Loan Facility.

The credit agreement governing the Senior Secured Term Loan Facility contains a number of negative covenants that are substantially similar to those governing the Senior Notes and additional covenants related to the security arrangements for the Senior Secured Term Loan Facility. The credit agreement also contains customary affirmative covenants and events of default.

2028 Debentures. In May 1998, the Company issued $125.0 million aggregate principal amount of its 2028 Debentures. In connection with the Transactions, the Company equally and ratably secured the 2028 Debentures by a first lien security interest on certain collateral subject to liens granted under the Company’s Senior Secured Credit Facilities constituting (a) (i) 100% of the capital stock of certain of the Company’s existing and future domestic subsidiaries, and (ii) 100% of the non-voting stock and 65% of the voting stock of certain of the Company’s existing and future foreign subsidiaries and (b) certain of the Company’s principal properties that include a majority of the Company’s full-line stores, in each case, to the extent required by the terms of the indenture governing the 2028 Debentures. The 2028 Debentures contain covenants that restrict the Company’s ability to create liens and enter into sale and lease back transactions. The collateral securing the 2028 Debentures will be released upon the release of liens on such collateral under the Company’s Senior Secured Credit Facilities and any other debt (other than the 2028 Debentures) secured by such collateral. Capital stock and other securities of a subsidiary of the Company that are owned by the Company or any subsidiary will not constitute collateral under the 2028 Debentures to the extent such property does not constitute collateral under the Company’s Senior Secured Credit Facilities as described above. Parent is currently considering providing a guarantee of the 2028 Debentures.

Senior Notes. On October 6, 2005, Newton Acquisition Merger Sub, Inc. issued $700.0 million aggregate original principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture) with Wells Fargo Bank, National Association, as trustee. At the closing of the Transactions, as the surviving corporation in the Acquisition, the Company assumed all the obligations of Newton Acquisition Merger Sub, Inc. under the Senior Indenture.  The Senior Notes mature on October 15, 2015.

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

The Senior Notes are guaranteed, jointly and severally, on an unsecured, senior basis, by each of the Company’s wholly-owned domestic subsidiaries that guarantee the Company’s obligations under its Senior Secured Credit Facilities and by Parent. The Senior Notes and the guarantees thereof are the Company’s and the guarantors’ unsecured, senior obligations and rank (i) equal in the right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness, including any borrowings under the Company’s Senior Secured Credit Facilities and the guarantees thereof and the Company’s 2028 Debentures; and (ii) senior to all of the Company’s and its guarantors’ existing and future subordinated indebtedness, including the Senior Subordinated Notes due 2015 and the guarantees thereof. The Senior Notes also are effectively junior in priority to the Company’s and its guarantors’ obligations under all secured indebtedness, including the Company’s Senior Secured Credit Facilities, the 2028 Debentures, and any other secured obligations of the Company, in each case, to the extent of the value of the assets securing such obligations. In addition, the Senior Notes are structurally subordinated to all existing and future liabilities, including trade payables, of the Company’s subsidiaries that are not providing guarantees.

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

Prior to October 15, 2008, the Company may, at its option, subject to certain conditions, redeem up to 35% of the original aggregate principal amount of Senior Notes at a redemption price equal to 109% of the aggregate principal amount thereof, plus accrued and unpaid interest, and Additional Interest, if any, thereon to the redemption date, with the net cash proceeds of one or more equity offerings of the Company or any direct or indirect parent of the Company to the extent such net proceeds are contributed to the Company. At any time prior to October 15, 2010, the Company also may redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount of Senior Notes redeemed plus an applicable premium, as provided in the Senior Indenture, as of, and accrued and unpaid interest and Additional Interest, if any, to the redemption date.

Upon the occurrence of a change of control (as defined in the Senior Indenture), each holder of the Senior Notes has the right to require the Company to repurchase some or all of such holder’s Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, and Additional Interest, if any, to the date of purchase.

The indenture governing the Senior Notes contains covenants that limit the Company’s ability and certain of its subsidiaries’ ability to:

•                  incur additional indebtedness;

•                  pay dividends on the Company’s capital stock or redeem, repurchase or retire the Company’s capital stock or subordinated indebtedness;

•                  make investments;

•                  create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries that are not guarantors of the notes;

•                  engage in transactions with the Company’s affiliates;

•                  sell assets, including capital stock of the Company’s subsidiaries;

•                  consolidate or merge;

•                  create liens; and

•                  enter into sale and lease back transactions.

The Company’s Brand Development Companies are not subject to the covenants contained in the Senior Indenture. The Senior Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately.

Senior Subordinated Notes. On October 6, 2005, Newton Acquisition Merger Sub, Inc. issued $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture) with Wells Fargo Bank, National Association, as trustee. At the closing of the Transactions, as the surviving corporation in the Acquisition, the Company assumed all the obligations of Newton Acquisition Merger Sub, Inc. under the Senior Subordinated Indenture.  The Senior Subordinated Notes mature on October 15, 2015. Interest on the Senior Subordinated Notes is payable in cash semi-annually in arrears on each April 15 and October 15, commencing April 15, 2006.

The Senior Subordinated Notes are guaranteed, jointly and severally, on an unsecured, senior subordinated basis, by each of the Company’s wholly-owned domestic subsidiaries that guarantee the Company’s obligations under its Senior Secured Credit Facilities and by Parent. The Senior Subordinated Notes and the guarantees thereof are the Company’s and the guarantors’ unsecured, senior subordinated obligations and rank (i)   junior to all of the Company’s and the guarantors’ existing and future senior indebtedness, including the Senior Notes and any borrowings under the Company’s Senior Secured Credit Facilities, and the guarantees thereof and the Company’s 2028 Debentures; (ii) equally with any of the Company’s and the guarantors’ future senior subordinated indebtedness; and (iii) senior to any of the Company’s and the guarantors’ future subordinated indebtedness. In addition, the Senior Subordinated Notes are structurally subordinated to all existing and future liabilities, including trade payables, of the Company’s subsidiaries that are not providing guarantees.

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

The indenture governing the Senior Subordinated Notes contains covenants substantially similar to those applicable to the Company’s Senior Notes described above. The Senior Subordinated Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately, subject to certain exceptions.

Redemption of 2008 Notes. In May 1998, the Company issued $125.0 million aggregate principal amount of its 2008 Notes. Upon closing of the Transactions, the Company called its 2008 Notes for redemption pursuant to their terms. On November 7, 2005, the Company used $134.7 million of reserved cash to redeem its 2008 Notes, which included a call premium of $6.2 million plus accrued interest of $3.5 million through the redemption date.

Maturities of Long-Term Debt. At April 29, 2006, annual maturities of long-term debt during the next five years and thereafter are as follows (in millions):

2006	$—
2007	—
2008	—
2009	—
2010	—
Thereafter	3,195.7

Interest Rate Swaps. The Company uses derivative financial instruments to help manage its interest rate risk. Effective December 6, 2005, the Company entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years. As of the effective date, the Company designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of the Company’s swaps are recorded subsequent to the effective date as a component of other comprehensive income.

At April 29, 2006, the fair value of the Company’s interest rate swap agreements was a gain of approximately $19.4 million, which amount is included in other assets. As a result of the swap agreements, the Company’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will range from 6.931% to 7.499% per quarter and result in an average fixed rate of 7.285%.

9.              Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss):

(in thousands)	April 29, 2006	July 30, 2005	April 30, 2005
	(Successor)	(Predecessor)	(Predecessor)

Unrealized gain (loss) on financial instruments	$9,350	$(1,114)	$57
Minimum pension liability adjustments	—	(46,921)	(4,673)
Other	316	1,005	1,184
Total accumulated other comprehensive income (loss)	$9,666	$(47,030)	$(3,432)

10.       Employee Benefit Plans

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

Costs of Benefits. The components of the expenses incurred under our Pension Plan, SERP Plan and Postretirement Plan are as follows:

	Quarter-to-Date		Year-to-Date
(in thousands)	Thirteen weeks ended April 29, 2006	Thirteen weeks ended April 30, 2005	Thirty weeks ended April 29, 2006	Nine weeks ended October 1, 2005	Thirty-nine weeks ended April 30, 2005
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Pension Plan:
Service cost	$4,027	$3,196	$9,293	$2,823	$9,588
Interest cost	5,250	4,636	12,115	3,468	13,907
Expected return on plan assets	(5,684)	(4,712)	(13,118)	(3,636)	(14,137)
Net amortization of losses and prior service costs	—	1,208	—	1,205	3,626
Pension Plan expense	$3,593	$4,328	$8,290	$3,860	$12,984

SERP Plan:
Service cost	$474	$361	$1,094	$330	$1,084
Interest cost	1,114	1,014	2,571	730	3,042
Net amortization of losses and prior service costs	—	384	—	394	1,151
SERP Plan expense	$1,588	$1,759	$3,665	$1,454	$5,277

Postretirement Plan:
Service cost	$12	$15	$27	$8	$44
Interest cost	214	318	494	139	954
Net amortization of losses (gains)	—	26	—	(5)	79
Postretirement expense	$226	$359	$521	$142	$1,077

Purchase Accounting Adjustments. The obligations and assets related to our benefit plans were valued at fair value as of the date of the Acquisition, using a discount rate of 5.75%, as follows:

(in thousands)	Pension Plan	SERP Plan	Postretirement Plan

Benefit obligations at fair value	$354,807	$76,806	$15,281
Assets held by defined benefit pension plan, at fair value	287,871	—	—
Excess of benefit obligations over assets	66,936	76,806	15,281
Less: previously recorded benefit plan obligations recorded by Predecessor	(19,655)	(66,161)	(18,205)
Adjustment to increase benefit plan obligations	$47,281	$10,645	$(2,924)

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

11.       Segments

We have identified two reportable segments: Specialty Retail Stores and Direct Marketing. The Specialty Retail Stores segment includes all of our Neiman Marcus and Bergdorf Goodman retail stores, including Neiman Marcus clearance stores. The Direct Marketing segment conducts both online operations and print catalog under the Neiman Marcus, Horchow and Bergdorf Goodman brand names. Other includes our 51% interest in Gurwitch Products, L.L.C., which designs and markets the Laura Mercier cosmetic line, and our 56% interest in Kate Spade LLC, which designs and retails high-end designer handbags and accessories.

Both the Specialty Retail Stores and Direct Marketing segments, as well as Kate Spade LLC and Gurwitch Products, L.L.C., derive their revenues from the sale of high-end fashion apparel, accessories, cosmetics and fragrances from leading designers, precious and fashion jewelry and decorative home accessories.

The following table sets forth the information for our reportable segments:

	Quarter-to-Date		Year-to-Date
(in thousands)	Thirteen weeks ended April 29, 2006	Thirteen weeks ended April 30, 2005	Thirty weeks ended April 29, 2006	Nine weeks ended October 1, 2005	Thirty-nine weeks ended April 30, 2005
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
REVENUES:
Specialty Retail Stores	$840,220	$766,877	$2,084,129	$544,857	$2,415,749
Direct Marketing	152,097	130,532	416,479	87,515	458,514
Other	34,692	35,963	82,607	19,276	96,270
Total	$1,027,009	$933,372	$2,583,215	$651,648	$2,970,533

OPERATING EARNINGS:
Specialty Retail Stores	$142,603	$125,832	$280,984	$91,372	$343,781
Direct Marketing	22,950	16,780	67,280	8,246	55,943
Other	(155)	4,572	4,006	(1,923)	10,241
Subtotal	165,398	147,184	352,270	97,695	409,965
Corporate expenses	(14,375)	(12,532)	(30,691)	(5,809)	(30,390)
Amortization of customer lists and favorable lease commitments	(18,217)	—	(42,041)	—	—
Non-cash charges related to other valuation adjustments made in connection with the Acquisition	(128)	—	(38,606)	—	—
Transaction and other costs	—	—	—	(23,544)
Loss on disposition of Chef’s Catalog	—	—	—	—	(15,348)
Total	$132,678	$134,652	$240,932	$68,342	$364,227

12.       Commitments and Contingencies

Investments in Brand Development Companies.  Our brand development companies consist of our 56% interest in Kate Spade LLC, which designs and markets high-end designer handbags and accessories, and our 51% interest in Gurwitch Products, L.L.C., which designs and markets the Laura Mercier cosmetics line. Our investments in and relationships with our brand development companies are governed by operating agreements that provide for an orderly transition process in the event any investor wishes to sell its interest, or purchase another investor’s interest. Among other things, these operating agreements contain currently exercisable put option provisions entitling each minority investor to put their interest to us, and currently exercisable call option provisions entitling us to purchase each minority investor’s interest, at a purchase price mutually agreed to by the parties. The purchase price will be determined, in the case of the Gurwitch interests, by one or more nationally recognized investment banking firms and, in the case of the Kate Spade interests, by the parties or, in the event the parties are unable to agree on a mutually acceptable price, by a mutually acceptable nationally recognized investment banking firm, subject to certain conditions. We may elect to defer the consummation of a put option for a period of six months by cooperating with the other investors in seeking either a sale of the relevant brand development company to a third party or a public offering of the relevant brand development company’s securities. If a sale to a third party or public offering of the relevant brand development company’s securities is not consummated within six months after the exercise of the put option (which period may be automatically extended for an additional two months if a registration statement for the relevant brand development company is filed with the SEC), we are obligated to consummate the put option. Under the terms of the Kate Spade operating agreement, consummation of the put option shall occur within thirty days after the determination of the valuation with respect to the exercise of the put option, unless we have elected to defer the consummation of the put option for the six-month period referred to above, and should a third party sale or public offering of Kate Spade occur within such six-month period, we are required to pay the Kate Spade investors the difference, if any, between the put option valuation price for their interest and the amount they realize through the third party sale of public offering.

In April 2005, the minority investors in Kate Spade LLC exercised the put option described above with respect to the full amount of their stake in such company. We subsequently entered into a standstill agreement to postpone the put process while we engaged in discussions with the minority investors of Kate Spade LLC regarding certain strategic alternatives, including the possible sale of such company. The standstill agreement, as extended, expired on March 21, 2006, but the parties are continuing to pursue discussions regarding a possible sale of such company while the put valuation process proceeds. Although such discussions are ongoing, no assurance can be given that they will ultimately lead to any transaction. It is possible that we may be required to purchase the shares of the minority investors in Kate Spade LLC pursuant to the option as early as the fourth quarter of fiscal 2006.

We have also been in discussions with the minority investors of Gurwitch Products, L.L.C. regarding certain strategic alternatives, including the possible sale of such company. No assurance can be given that these discussions will ultimately lead to any transaction. In addition, the indentures governing the notes and the terms of our senior secured credit facilities permit us to distribute all of our equity interests in Gurwitch Products, L.L.C. to the holders of our equity without restriction (except in certain limited circumstances when we are paying PIK interest on the senior notes).

Litigation. We are currently involved in various legal actions and proceedings that arose in the ordinary course of our business. We believe that any liability arising as a result of these actions and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

On May 4, 2005, a purported class action complaint, NECA-IBEW Pension Fund (The Decatur Plan) v. The Neiman Marcus Group, Inc. et al. (CA No. 3-05 CV-0898B), was filed by a putative stockholder in federal court in the Northern District of Texas against our Company and its directors challenging the proposed merger. An amended complaint was filed on July 25, 2005. The amended complaint alleged a cause of action for breach of fiduciary duty against us and our directors, claiming, among other things, that the defendants had endeavored to complete the sale of our Company and its assets at a grossly inadequate and unfair price and pursuant to an unfair process that failed to maximize shareholder value. In addition, the amended complaint alleged that our directors were not independent and breached their fiduciary duties in connection with the approval of the merger by, among other things, (i) tailoring the transaction to serve the interests of the defendants and the family of Richard A. Smith, the then chairman of our board of directors and our largest stockholder, rather than structuring the merger to obtain the highest price for stockholders, (ii) depriving public stockholders of the value of certain assets (including the credit card business and our third quarter 2005 profits), (iii) failing to realize the financial benefits from the sale of the credit card business, (iv) not engaging in a fair process of negotiating at arm’s length, including provisions precluding superior competing bids (including a termination fee and no solicitation provision), and (v) structuring a preferential deal for insiders. The amended complaint further claimed that our financial advisor had a conflict of interest by also acting as a financing source for the merger, and that our proxy statement in respect of the merger omitted material information purportedly necessary to ensure a fully informed shareholder vote. The amended complaint sought, among other things, injunctive relief to enjoin the consummation of the merger, to rescind any actions taken to effect the merger, to direct the defendants to sell or auction our Company for the highest possible price, and to impose a constructive trust in favor of plaintiffs upon any benefits improperly received by defendants. Following the closing of the merger, plaintiff voluntarily dismissed the lawsuit with prejudice as moot on December 1, 2005, and provided a release of all of the defendants for claims arising out of the merger. The Company paid plaintiff’s attorneys’ fees in connection with certain disclosures requested by plaintiff and included in the proxy statement sent to the shareholders regarding the merger.

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

Overview

The Neiman Marcus Group, Inc., together with our operating segments and subsidiaries, is a high-end specialty retailer. Our operations include the Specialty Retail Stores segment and the Direct Marketing segment. The Specialty Retail Stores segment consists primarily of Neiman Marcus and Bergdorf Goodman stores. The Direct Marketing segment conducts both online operations and print catalog under the brand names of Neiman Marcus, Bergdorf Goodman, Horchow and Chef’s Catalog (prior to its disposition in November 2004). We own a 51% interest in Gurwitch Products, L.L.C., which designs and markets the Laura Mercier cosmetic line, and a 56% interest in Kate Spade LLC, which designs and markets high-end designer handbags and accessories (the Brand Development Companies).

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

We have prepared our discussion of the results of operations for the nine months (thirty-nine weeks) ended April 29, 2006 by comparing the results of operations of the Predecessor for the thirty-nine weeks ended April 30, 2005 to the combined amounts obtained by adding the earnings and cash flows for the Predecessor nine-week period ended October 1, 2005 and the Successor thirty-week period ended April 29, 2006. Although this combined presentation does not comply with generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Transactions and may not be predictive of future results of operations.

Our fiscal year ends on the Saturday closest to July 31. All references to the third quarter of fiscal year 2006 relate to the thirteen weeks ended April 29, 2006 of the Successor. All references to the third quarter of fiscal year 2005 relate to the thirteen weeks ended April 30, 2005 of the Predecessor. All references to the year-to-date fiscal year 2006 period relate to the combined thirty-nine weeks ended April 29, 2006 (calculated as described above) and all references to the year-to-date fiscal year 2005 period relate to the thirty-nine weeks ended April 30, 2005.

Factors Affecting Our Results

Revenues. We generate our revenues primarily from the sale of high-end merchandise through our Specialty Retail Stores and Direct Marketing operation. Components of our revenues include:

•                  Sales of merchandise—Revenues from our Specialty Retail Stores are recognized at the later of the point of sale or the delivery of goods to the customer. Revenues from our Direct Marketing operation are recognized when the merchandise is delivered to the customer. We maintain reserves for anticipated sales returns primarily based on our historical trends related to returns by both our retail and direct marketing customers.

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

Cost of goods sold including buying and occupancy costs (excluding depreciation) (COGS). COGS consists of the following components:

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

Selling, general and administrative expenses (excluding depreciation) (SG&A). SG&A principally consists of costs related to employee compensation and benefits in the selling and administrative support areas, advertising and catalog costs and insurance expense. A significant portion of our selling, general and administrative expenses are variable in nature and are dependent on the sales we generate.

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

Income from credit card operations, net. Prior to the Credit Card Sale on July 7, 2005, our credit card operations generated finance charge income, net of credit losses, which we recognized as income when earned. As a part of the Credit Card Sale, we entered into a long-term marketing and servicing alliance with HSBC. Under the terms of this alliance, HSBC offers credit card and non-card payment plans bearing our brands and we receive ongoing payments from HSBC based on net credit card sales and compensation for marketing and servicing activities (HSBC Program Income). We recognize HSBC Program Income when earned. Prior to the second quarter of fiscal year 2006, we presented income from credit card operations as a reduction of selling, general and administrative expenses. We now present this income as a separate line item on our statements of earnings and have reclassified prior periods to conform to this presentation.

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

OPERATING RESULTS

Performance Summary

The following table sets forth certain items expressed as percentages of net revenues for the periods indicated.

	Quarter-to-Date		Year-to-Date
	Thirteen weeks ended April 29, 2006	Thirteen weeks ended April 30, 2005	Thirty weeks ended April 29, 2006	Nine weeks ended October 1, 2005	Thirty-nine weeks ended April 29, 2006	Thirty-nine weeks ended April 30, 2005
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Combined)	(Predecessor)

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold including buying and occupancy costs (excluding depreciation)	58.7	58.9	63.3	58.1	62.2	61.2
Selling, general and administrative expenses (excluding depreciation)	24.9	25.8	24.2	25.9	24.5	25.2
Income from credit card operations, net	(1.5)	(2.0)	(1.4)	(1.2)	(1.4)	(1.8)
Depreciation expense	3.2	3.0	3.0	3.1	3.0	2.7
Amortization of customer lists	1.4	—	1.2	—	1.0	—
Amortization of favorable lease commitments	0.4	—	0.4	—	0.3	—
Transaction and other costs	—	—	—	3.6	0.7	—
Loss on disposition of Chef’s Catalog	—	—	—	—	—	0.5
Operating earnings	12.9	14.4	9.3	10.5	9.6	12.3
Interest expense (income), net	6.5	0.3	5.8	(0.1)	4.6	0.4
Earnings before income taxes and minority interest	6.4	14.1	3.5	10.6	5.0	11.9
Income taxes	2.4	5.4	1.3	3.9	1.9	4.6
Earnings before minority interest	3.9	8.7	2.2	6.7	3.1	7.3
Minority interest in net (earnings) loss of subsidiaries	0.0	(0.1)	(0.1)	0.1	(0.1)	(0.1)
Net earnings	3.9%	8.6%	2.1%	6.8%	3.0%	7.2%

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

Set forth in the following table is certain summary information with respect to our operations for the periods indicated.

	Quarter-to-Date		Year-to-Date
(dollars in millions)	Thirteen weeks ended April 29, 2006	Thirteen weeks ended April 30, 2005	Thirty weeks ended April 29, 2006	Nine weeks ended October 1, 2005	Thirty-nine weeks ended April 29, 2006	Thirty-nine weeks ended April 30, 2005
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Combined)	(Predecessor)
REVENUES
Specialty Retail Stores	$840.2	$766.9	$2,084.1	$544.9	$2,629.0	$2,415.7
Direct Marketing	152.1	130.5	416.5	87.5	504.0	458.5
Other (1)	34.7	36.0	82.6	19.2	101.9	96.3
Total	$1,027.0	$933.4	$2,583.2	$651.6	$3,234.9	$2,970.5

OPERATING EARNINGS
Specialty Retail Stores	$142.6	$125.8	$281.0	$91.4	$372.4	$343.8
Direct Marketing	23.0	16.8	67.3	8.2	75.5	55.9
Other (1)	(0.2)	4.6	4.0	(2.0)	2.0	10.2
Subtotal	165.4	147.2	352.3	97.6	449.9	409.9
Corporate expenses	(14.4)	(12.5)	(30.8)	(5.8)	(36.5)	(30.4)
Amortization of customer lists and favorable lease commitments	(18.2)	—	(42.0)	—	(42.0)	—
Non-cash charges related to other valuation adjustments made in connection with the Acquisition	(0.1)	—	(38.6)	—	(38.6)	—
Transaction and other costs	—	—	—	(23.5)	(23.5)	—
Loss on disposition of Chef’s Catalog	—	—	—	—	—	(15.3)
Total	$132.7	$134.7	$240.9	$68.3	$309.3	$364.2

OPERATING PROFIT MARGIN
Specialty Retail Stores	17.0%	16.4%	13.5%	16.8%	14.2%	14.2%
Direct Marketing	15.1%	12.9%	16.2%	9.4%	15.0%	12.2%
Total	12.9%	14.4%	9.3%	10.5%	9.6%	12.3%

CHANGE IN COMPARABLE REVENUES (2)
Specialty Retail Stores	5.7%	6.5%	5.3%	9.8%	6.2%	9.1%
Direct Marketing	16.5%	16.8%	14.2%	9.6%	13.4%	15.3%
Total	6.8%	8.0%	6.6%	9.0%	7.1%	9.9%

SALES PER SQUARE FOOT
Specialty Retail Stores	$149	$141	$375	$103	$478	$449

STORE COUNT
Neiman Marcus and Bergdorf Goodman stores:
Open at beginning of period	38	37	37	36	36	37
Opened during the period	—	—	1	1	2	—
Open at end of period	38	37	38	37	38	37
Clearance centers:
Open at beginning of period	17	15	17	16	16	14
Opened during the period	1	—	1	1	2	1
Open at end of period	18	15	18	17	18	15

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

Third Quarter Fiscal Year 2006 Highlights

We believe that our product assortment of luxury, designer and fashion merchandise, coupled with our sales promotion activities and our commitment to superior customer service, have been critical to our success in the past. In addition, we believe these factors are critical to our future growth and success. A summary of the third fiscal quarter and the year-to-date fiscal year 2006 period operating results is as follows:

•                  Revenues—We generated revenue growth in the quarterly and the year-to-date fiscal year periods ended April 29, 2006 of 10.0% and 8.9%, respectively. These increases were attributable to 1) increases in comparable revenues, 2) revenues derived from two new full-line stores and 3) the growth of internet sales.

Comparable revenues increased 6.8% in the third quarter of fiscal year 2006 and 7.1% in the year-to-date fiscal period.

For Specialty Retail Stores, our sales per square foot for the last twelve trailing months increased to $605 as of April 2006 compared to $567 as of April 2005.

•                  Cost of goods sold including buying and occupancy costs (excluding depreciation)—COGS represented 58.7% of revenues in the third quarter of fiscal year 2006 and 58.9% of revenues in the third quarter of fiscal year 2005. This decrease was due to a lower level of net markdowns in the third quarter of fiscal year 2006 than in the corresponding quarter in fiscal year 2005.

COGS represented 62.2% of revenues in the combined year-to-date fiscal period of 2006 and 61.2% of revenues in the corresponding fiscal period in 2005. This increase was primarily due to purchase accounting adjustments in fiscal year 2006 of $42.5 million, or 1.3% of revenues.

•                  Selling, general and administrative expenses (excluding depreciation)—SG&A decreased in the third quarter of fiscal year 2006 to 24.9% of revenues from 25.8% of revenues in the third quarter of fiscal year 2005 and decreased in the combined year-to-date fiscal period of 2006 to 24.5% of revenues from 25.2% of revenues in the corresponding fiscal period of 2005.

•                  Operating earnings—For the third quarter of fiscal year 2006, our operating earnings were $132.7 million, or 12.9% of revenues, compared to $134.7 million, or 14.4% of revenues, in the prior year fiscal quarter. For the combined year-to-date fiscal year 2006, our operating earnings were $309.3 million, or 9.6% of revenues, compared to $364.2 million, or 12.3% of revenues for the year-to-date fiscal year 2005 period.

Operating earnings in both the third quarter and year-to-date periods in fiscal year 2006 were negatively impacted by 1) higher depreciation and amortization expenses due to higher asset values resulting from the revaluation of our assets to fair value as of the Acquisition date and 2) costs incurred in connection with the Transactions. These expenses aggregated $18.3 million, or 1.8% of revenues, in the third quarter of fiscal year 2006 and $104.1 million, or 3.2% of revenues, in the year-to-date fiscal year period of 2006. In addition, operating earnings, as a percentage of revenues, were negatively impacted by 1) higher depreciation charges of $4.7 million, or 0.1% of revenues for the third quarter, and $16.0 million, or 0.2% of revenues for the year-to-date fiscal year 2006 period, as a result of higher levels of capital expenditures for new stores and store remodels in recent years and 2) a lower level of income from our credit card operations of $3.9 million, or 0.5% of revenues for the third quarter, and $8.7 million, or 0.4% of revenues for the year-to-date fiscal year 2006 period, due to the sale of our credit card operations to HSBC in July 2005.

Thirteen Weeks Ended April 29, 2006 Compared to Thirteen Weeks Ended April 30, 2005

Revenues. Our revenues for the third quarter of fiscal year 2006 of $1,027.0 million increased $93.6 million, or 10.0%, from $933.4 million in the third quarter of fiscal year 2005. This increase in our revenues is attributable to increases in comparable revenues, revenues from new stores and higher internet sales. Revenues increased in the third quarter of fiscal year 2006 compared to the prior year fiscal period at all our operating companies, except for Kate Spade.

Comparable revenues in the third quarter of fiscal year 2006 increased 6.8% compared to the prior year fiscal period. Comparable revenues increased 5.7% for Specialty Retail Stores and 16.5% for Direct Marketing. Comparable revenues decreased 6.8% for the Brand Development Companies in the third quarter of fiscal year 2006 compared to the prior year fiscal period. The decrease in comparable revenues for the Brand Development Companies during the third quarter of fiscal year 2006 relates primarily to lower wholesale and retail sales by Kate Spade.

New stores generated sales of $36.0 million in the third quarter of fiscal year 2006. In the third quarter of fiscal year 2006, internet sales by Direct Marketing were $96.7 million, an increase of 30.9% compared to the third quarter of fiscal year 2005.

Cost of goods sold including buying and occupancy costs (excluding depreciation). COGS for the third quarter of fiscal year 2006 and fiscal year 2005 were:

	Thirteen weeks ended April 29, 2006 (Successor)		Thirteen weeks ended April 30, 2005 (Predecessor)
(in millions, except percentages)	$	% of revenues	$	% of revenues
COGS, before purchase accounting adjustments	$600.1	58.4%	$549.7	58.9%
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of acquired inventories	2.9	0.3	—	—
COGS, as reported	$603.0	58.7%	$549.7	58.9%

We present the non-GAAP financial measure COGS, before purchase accounting adjustments because we use this measure to monitor and evaluate the performance of our business and believe the presentation of this measure will enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies in our industry.

The decrease in COGS as reported under GAAP to 58.7% of revenues from 58.9% of revenues in the prior year fiscal period includes $2.9 million of purchase accounting adjustments recorded in connection with the Transactions. The decrease in COGS before purchase accounting adjustments to 58.4% of revenues from 58.9% of revenues in the prior year fiscal period was primarily due:

•                  a decrease in product costs by approximately 0.4% of revenues; and

•                  a decrease in buying and occupancy costs by approximately 0.1% of revenues, primarily due to leveraging rent expense on a higher level of revenues in the third quarter of fiscal year 2006.

We had lower product costs as a percentage of revenues during the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005 primarily due to:

•                  a higher level of full-price sales generated by our Specialty Retail Stores as well as higher initial markups;

•                  a lower level of net markdowns by our Specialty Retail Stores due to both a later markdown cadence and a higher level of markdown allowances earned in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005; offset, in part, by

•                  a higher level of net markdowns by our Direct Marketing segment.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins realized in connection with the sales of the vendor’s merchandise. We recognize these allowances as a decrease in COGS when the allowances are earned and approved by the vendor. Other allowances we receive represent reductions to the amounts paid to acquire the merchandise. We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in a decrease in COGS at the time the goods are sold. We received vendor allowances of $7.5 million, or 0.7% of revenues, in the third quarter of fiscal year 2006 and $4.5 million, or 0.5% of revenues, in the third quarter of fiscal year 2005.

Selling, general and administrative expenses (excluding depreciation). SG&A expenses were 24.9% of revenues in the third quarter of fiscal year 2006 compared to 25.8% of revenues in the prior year fiscal period.

The net decrease in SG&A expenses as a percentage of revenues in the third quarter of fiscal year 2006 was primarily due to:

•                  lower expected annual incentive compensation costs of approximately 0.4% of revenues;

•                  a decrease in our payroll and employee benefit costs, including medical and dental and workers’ compensation expense, by approximately 0.2% of revenues primarily due to the leveraging of these expenses on a higher level of revenues in the third quarter of fiscal year 2006;

•                  a decrease in costs incurred to support our credit card operations subsequent to the Credit Card Sale of approximately 0.1% of revenues;

•                  a decrease in pension, SERP and post-retirement expenses of approximately 0.1% of revenues primarily driven by both lower discount rates and the revaluation of our related benefit obligations in connection with purchase accounting adjustments required in connection with the Acquisition; and

•                  a decrease in professional fees and legal fees of approximately 0.1%.

These decreases in SG&A expenses, as a percentage of revenues, were partially offset by management services fees of $2.6 million, or 0.2% of revenues, payable to the Sponsors as a result of the Acquisition.

Income from credit card operations, net. We received HSBC Program Income of $15.1 million, or 1.5% of revenues, in the third quarter of fiscal year 2006 compared to net finance charge income of $19.0 million, or 2.0% of revenues, in the third quarter of fiscal year 2005.

Depreciation expense. Depreciation expense was $32.9 million, or 3.2% of revenues, in the third quarter of fiscal year 2006 compared to $27.6 million, or 3.0% of revenues, in the prior year fiscal period. The increase in depreciation expense was primarily due to 1) a higher level of capital spending in recent years and 2) additional depreciation expense resulting from the revaluation of our property and equipment at fair value in connection with the Acquisition.

Amortization expense. Amortization of acquisition related intangibles (customer lists and favorable lease commitments) recorded as a result of the application of purchase accounting in connection with the Acquisition aggregated $18.2 million, or 1.8% of revenues, for the third quarter of fiscal year 2006. We had no amortization expense in the third quarter of fiscal year 2005.

Segment operating earnings. Segment operating earnings for our Specialty Retail Stores and Direct Marketing segments do not reflect the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date. See Note 11   to our unaudited condensed consolidated financial statements.

Operating earnings for our Specialty Retail Stores segment were $142.6 million, or 17.0% of Specialty Retail Stores revenues, for the third quarter of fiscal year 2006 compared to $125.8 million, or 16.4% of Specialty Retail Stores revenues, for the prior year fiscal period. This increase in operating earnings and operating margin was primarily due to 1) lower product costs driven by a lower level of net markdowns and 2) lower SG&A expenses for payroll and related benefits, as a percentage of revenues, as a result of the leveraging of these expenses on a higher level of revenues in the third quarter of fiscal year 2006 and lower incentive compensation costs. These positive effects on Specialty Retail operating earnings margin were offset, in part, by 1) a lower level of income from our credit card operations due to the sale of our credit card operations to HSBC in July 2005 and 2) higher depreciation charges as a result of higher levels of capital expenditures for new stores and store remodels in recent years.

Operating earnings for Direct Marketing increased to $23.0 million, or 15.1% of Direct Marketing revenues, in the third quarter of fiscal year 2006 from $16.8 million, or 12.9% of Direct Marketing revenues, for the prior year period. The increase in operating earnings and operating margin for Direct Marketing is primarily the result of 1) higher product margins and 2) the decrease in advertising and marketing costs, as a percentage of revenues, incurred to support internet sales.

Interest expense, net. Net interest expense was $67.2 million in the third quarter of fiscal year 2006 and $2.9 million for the prior year fiscal year period. The significant components of interest expense are as follows:

(in thousands)	Thirteen weeks ended April 29, 2006	Thirteen weeks ended April 30, 2005
	(Successor)	(Predecessor)
Senior Secured Term Loan Facility	$33,170	$—
2028 Debentures	2,226	2,226
Senior Notes	15,925	—
Senior Subordinated Notes	13,113	—
Credit Agreement	—	1,575
2008 Notes	—	2,078
Debt issue cost amortization and other	4,439	464
Total interest expense	68,873	6,343

Less:
Interest income	789	1,712
Capitalized interest	868	1,698
Interest expense, net	$67,216	$2,933

The increase in interest expense was due to the $3.3 billion increase in debt incurred in connection with the Transactions.

Income taxes. Our effective income tax rate for the thirteen weeks ended April 29, 2006 was 38.1% compared to 38.5% for the thirteen weeks ended April 30, 2005.

The Company’s federal tax returns for fiscal years 2004 and 2003 are currently under examination by the Internal Revenue Service (IRS). We believe our recorded tax liabilities as of April 29, 2006 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments. Adjustments to increase or decrease the recorded tax liabilities may be required in the future as additional facts become known.

Combined Thirty-nine Weeks Ended April 29, 2006 Compared to Thirty-nine Weeks Ended April 30, 2005

Revenues. Our year-to-date fiscal year 2006 revenues of $3,234.9 million increased $264.4 million, or 8.9%, from $2,970.5 million in the year-to-date fiscal year 2005 period, reflecting increases in comparable revenues, revenues from new stores and higher internet sales. Revenues increased in the year-to-date fiscal year 2006 period compared to the prior year period at all our operating companies, except for Kate Spade.

Comparable revenues in the year-to-date fiscal year 2006 period increased 7.1% compared to the prior year-to-date period. Comparable revenues increased 6.2% for Specialty Retail Stores, 13.4% for Direct Marketing and 0.9% for the Brand Development Companies in the year-to-date fiscal year 2006 period.

New stores generated sales of $88.1 million in the year-to-date fiscal year 2006 period. In the year-to-date fiscal year 2006 period, internet sales by Direct Marketing were $310.0 million, an increase of 33.1% from the year-to-date fiscal year 2005 period, excluding Chef’s Catalog. Total revenues of Chef’s Catalog (prior to its sale in November 2004) of $13.9 million are included in consolidated revenues for the year-to-date fiscal year 2005 period.

Cost of goods sold including buying and occupancy costs (excluding depreciation). COGS for the year-to-date fiscal year 2006 period and the year-to-date fiscal year 2005 period were:

	Thirty-nine weeks ended April 29, 2006 (Combined)		Thirty-nine weeks ended April 30, 2005 (Predecessor)
(in millions, except percentages)	$	% of revenues	$	% of revenues
COGS, before purchase accounting adjustments	$1,970.5	60.9%	$1,816.6	61.2%
Purchase accounting adjustments, primarily non-cash charges related to step-up in carrying value of acquired inventories	42.5	1.3	—	—
COGS, as reported	$2,013.0	62.2%	$1,816.6	61.2%

We present the non-GAAP financial measure COGS, before purchase accounting adjustments because we use this measure to monitor and evaluate the performance of our business and believe the presentation of this measure will enhance investors’ ability to analyze trends in our business and evaluate our performance relative to other companies in our industry.

The increase in COGS as reported under GAAP to 62.2% of revenues from 61.2% of revenues in the prior year fiscal period primarily reflects $42.5 million of purchase accounting adjustments recorded in connection with the Transactions. COGS before purchase accounting adjustments was 60.9% of revenues compared to 61.2% of revenues in the prior year reflecting:

•                  a decrease in product costs by approximately 0.2% of revenues; and

•                  a decrease in buying and occupancy costs by approximately 0.1% of revenues, primarily due to leveraging payroll and rent expense on a higher level of revenues in the year-to-date fiscal year 2006 period.

We had lower product costs as a percentage of revenues during the year-to-date fiscal year 2006 period compared to the year-to-date fiscal year 2005 period primarily due to:

•                  a higher level of full-price sales generated by our Specialty Retail Stores as well as higher initial mark-ups at both Specialty Retail Stores and Direct Marketing;

•                  a lower level of net markdowns by our Specialty Retail Stores due to both a later markdown cadence and a higher level of markdown allowances earned in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005; offset, in part, by

•                  an increase in the level of net markdowns at Direct Marketing for the year-to-date period and at our Specialty Retail Stores for the first and second quarters of fiscal year 2006.

Consistent with industry business practice, we receive allowances from certain of our vendors in support of the merchandise we purchase for resale. We receive certain allowances to reimburse us for markdowns taken and/or to support the gross margins realized in connection with the sales of the vendor’s merchandise. We recognize these allowances as a decrease in COGS when the allowances are earned and approved by the vendor. Other allowances we receive represent reductions to the amounts paid to acquire the merchandise. We recognize these allowances as a reduction in the cost of the acquired merchandise resulting in a decrease in COGS at the time the goods are sold. We received vendor allowances of $51.5 million or 1.6% of revenues, in the year-to-date fiscal year 2006 period and $47.4 million, or 1.6% of revenues, in the year-to-date fiscal year 2005 period.

Selling, general and administrative expenses (excluding depreciation). SG&A expenses were 24.5% of revenues in the year-to-date fiscal year 2006 period compared to 25.2% of revenues in the prior year fiscal year period.

The net decrease in SG&A expenses as a percentage of revenues in the year-to-date fiscal year 2006 period was primarily due to:

•                  a decrease in marketing and advertising costs of approximately 0.4% of revenues primarily due to higher internet sales by our Direct Marketing segment, which have a lower expense to revenue ratio than catalog sales;

•                  a decrease in our payroll and employee benefit costs, including medical and dental and workers’ compensation expense, by approximately 0.2% of revenues primarily due to the leveraging of these expenses on a higher level of revenues in the year-to-date fiscal year 2006 period;

•                  lower expected annual incentive compensation costs of approximately 0.2% of revenues;

•                  a decrease in costs incurred to support our credit card operations subsequent to the Credit Card Sale of approximately 0.1% of revenues; and

•                  a decrease in pension, SERP and post-retirement expenses of approximately 0.1% of revenues primarily driven by both lower discount rates and the revaluation of our related benefit obligations in connection with purchase accounting adjustments required in connection with the Acquisition.

These decreases in SG&A expenses, as a percentage of revenues, were partially offset by:

•                  an increase in preopening expenses and store remodeling expenses primarily incurred in connection with the opening of our San Antonio store in September 2005 and our Boca Raton store in November 2005 by approximately 0.2% of revenues;

•                  management services fees of $6.4 million, or 0.2% of revenues, payable to the Sponsors as a result of the Acquisition.

Income from credit card operations, net. We received HSBC Program Income of $43.7 million, or 1.4% of revenues, in the year-to-date fiscal year 2006 period compared to net finance charge income of $52.4 million, or 1.8% of revenues, in the year-to-date fiscal year 2005 period.

Depreciation expense. Depreciation expense was $97.9 million, or 3.0% of revenues, in the year-to-date fiscal year 2006 period compared to $79.3 million, or 2.7% of revenues, in the prior year period. The increase in depreciation was primarily due to 1) a higher level of capital spending in recent years and 2) additional depreciation expense resulting from the revaluation of our property and equipment at fair value in connection with the Acquisition.

Amortization expense. Amortization of acquisition related intangibles (customer lists and favorable lease commitments) recorded as a result of the application of purchase accounting in connection with the Acquisition aggregated $42.0 million, or 1.3% of revenues, for the year-to-date fiscal year 2006 period. We had no amortization expense in the prior year period.

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

Segment operating earnings. Segment operating earnings for our Specialty Retail Stores and Direct Marketing segments do not reflect the impact of adjustments to revalue our assets and liabilities to estimated fair value at the Acquisition date. See Note 11 to our unaudited condensed consolidated financial statements.

Operating earnings for our Specialty Retail Stores segment were $372.4 million, or 14.2% of Specialty Retail Stores revenues, for the year-to-date fiscal year 2006 period compared to $343.8 million, or 14.2% of Specialty Retail Stores revenues, for the prior year period. Operating margin for Specialty Retail Stores was positively impacted by 1) higher product margins, 2) lower SG&A expenses for compensation and related benefits, as a percentage of revenues, as a result of leveraging these expenses on a higher level of revenues in the year-to-date fiscal year 2006 period and 3) the leveraging of buying and occupancy costs on a higher level of revenues. These effects were offset, in part, by 1) a lower level of income from our credit card operations due to the sale of our credit card operations to HSBC in July 2005, 2) higher preopening costs and 3) higher depreciation charges as a result of higher levels of capital expenditures for new stores and store remodels in recent years.

Operating earnings for Direct Marketing increased to $75.5 million, or 15.0% of Direct Marketing revenues, in the year-to-date fiscal year 2006 period from $55.9 million, or 12.2% of Direct Marketing revenues, for the prior year period. The increase in operating earnings and operating margin for Direct Marketing was primarily the result of 1) higher product margins and 2) the decrease in advertising and marketing costs, as a percentage of revenues, incurred to support internet sales.

Interest expense, net. Net interest expense was $149.8 million in the year-to-date fiscal year 2006 period and $10.9 million for the prior year period. The significant components of interest expense are as follows:

(in thousands)	Thirty weeks ended April 29, 2006	Nine weeks ended October 1, 2005	Thirty-nine weeks ended April 29, 2006	Thirty-nine weeks ended April 30, 2005
	(Successor)	(Predecessor)	(Combined)	(Predecessor)
Asset-Based Revolving Credit Facility	$1,332	$—	$1,332	$—
Senior Secured Term Loan Facility	76,765	—	76,765	—
2028 Debentures	5,136	1,542	6,678	6,678
Senior Notes	35,875	—	35,875	—
Senior Subordinated Notes	29,540	—	29,540	—
Credit Agreement	—	—	—	4,110
2008 Notes	638	1,439	2,077	6,231
Debt issue cost amortization and other	7,300	345	7,645	1,385
Total interest expense	156,586	3,326	159,912	18,404

Less:
Interest income	3,603	3,046	6,649	3,781
Capitalized interest	2,357	1,146	3,503	3,675
Interest expense, net	$150,626	$(866)	$149,760	$10,948

The increase in interest expense is due to the $3.3 billion increase in debt incurred in connection with the Transactions. The increase in interest income was due primarily to interest earned on higher average invested balances after the Credit Card Sale in July 2005 and prior to the Transactions.

Income taxes. Our effective income tax rate was 38.5% for the thirty weeks ended April 29, 2006. Our effective income tax rate for the nine weeks ended October 1, 2005 was 37.0%, resulting in an effective tax rate of 37.9% for the combined year-to-date fiscal year 2006 period. Our effective tax rate for the nine-weeks ended October 1, 2005 was favorably impacted by a higher level of tax-exempt interest income earned during the period on higher cash balances maintained subsequent to the Credit Card Sale. Our effective income tax rate was 38.5% for the thirty-nine weeks ended April 30, 2005 and was also favorably impacted by tax-exempt interest income.

The Company’s federal tax returns for fiscal years 2004 and 2003 are currently under examination by the Internal Revenue Service (IRS). We believe our recorded tax liabilities as of April 29, 2006 are sufficient to cover any potential assessments to be made by the IRS upon the completion of their examinations. We will continue to monitor the progress of the IRS examinations and review our recorded tax liabilities for potential audit assessments. Adjustments to increase or decrease the recorded tax liabilities may be required in the future as additional facts become known.

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

Our working capital requirements fluctuate during the fiscal year, increasing substantially during the first and second quarters of each fiscal year as a result of higher seasonal levels of inventories and accounts receivable (prior to the Credit Card Sale in July 2005). We have typically financed the increases in working capital needs during the first and second fiscal quarters with cash flows from operations and cash provided from borrowings under our credit facilities. During year-to-date fiscal year 2006 period, we financed our seasonal increases in working capital with cash flows from operations and borrowings under our Asset-Based Revolving Credit Facility. During the first quarter of fiscal year 2006, we borrowed $150 million under our Asset-Based Revolving Credit Facility. We repaid these borrowings in the second quarter of fiscal year 2006.

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

At April 29, 2006, cash and equivalents were $109.0 million compared to $337.6 million at April 30, 2005. Net cash provided by operating activities was $283.9 million in 2006 compared to $190.0 million in 2005. Cash flows related to operating activities were higher in the year-to-date fiscal year 2006 period primarily due to the Credit Card Sale in July 2005. In the year-to-date fiscal year 2005 period (prior to the Credit Card Sale), we funded an increase in accounts receivable of $114.3 million while in the year-to-date fiscal year 2006 period (subsequent to the Credit Card Sale), we funded an increase in accounts receivable of $26.9 million.

Net cash used for investing activities was $5,294.9 million in the year-to-date fiscal year 2006 period which consisted of 1) $5,156.4 million paid in connection with the Acquisition and 2) $138.5 million for capital expenditures. Net cash used in investing activities was $173.9 million in the year-to-date fiscal year 2005 period primarily for $150.8 million of capital expenditures and $37.5 million cash restricted for the repayment of the outstanding indebtedness on our Credit Card Facility, offset by $14.4 million in cash proceeds from the sale of Chef’s Catalog. We incurred capital expenditures in the year-to-date fiscal year 2006 period related to the construction of new stores in San Antonio and Boca Raton and the remodels of our San Francisco, Houston, Beverly Hills, Newport Beach and Bergdorf Goodman stores. We opened our San Antonio store in September 2005 and opened our Boca Raton store in November 2005.

Net cash provided by financing activities was $4,266.6 million in the year-to-date fiscal year 2006 period as compared to net cash used for financing activities of $46.9 million in the year-to-date fiscal year 2005 period. Proceeds from debt incurred in connection with the Transactions, net of issuance costs, aggregated $3,222.1 million and cash equity contributions received in connection with the Transactions aggregated $1,427.7 million. In the year-to-date fiscal year 2006 period, we also repaid our $150.0 million of seasonal borrowings under our Asset-Based Revolving Credit Facility, paid $134.7 million for the redemption of our 2008 Notes pursuant to our call of such notes for redemption in connection with the Transactions and repaid $100.0 million principal amount of borrowings on the Senior Term Loan Facility.

Financing Structure

Our major sources of funds are comprised of vendor financing, a $600.0 million Asset-Based Revolving Credit Facility,  $1,975.0 million Senior Secured Term Loan Facility, $700.0 million Senior Notes, $500.0 million Senior Subordinated Notes, $125.0 million 2028 Debentures and operating leases.

Senior Secured Asset-Based Revolving Credit Facility. On October 6, 2005, in connection with the Transactions, the Company entered into a credit agreement and related security and other agreements for a senior secured Asset-Based Revolving Credit Facility with Deutsche Bank Trust Company Americas as administrative agent and collateral agent. The Asset-Based Revolving Credit Facility provides financing of up to $600.0 million, subject to a borrowing base equal to at any time the lesser of 80% of eligible inventory (valued at the lower of cost or market value) and 85% of net orderly liquidation value of the eligible inventory, less certain reserves. The Asset-Based Revolving Credit Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice.  At the closing of the Transactions, the Company utilized $150.0 million of the Asset-Based Revolving Credit Facility for loans and approximately $16.5 million for letters of credit. In the second quarter of fiscal year 2006, the Company repaid all loans under the Asset-Based Revolving Credit Facility. As of April 29, 2006, the Company had $573.2 million of unused borrowing availability under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million and after giving effect to $26.8 million used for letters of credit.

The Asset-Based Revolving Credit Facility provides that the Company has the right at any time to request up to $200.0 million of additional commitments, but the lenders are under no obligation to provide any such additional commitments, and any increase in commitments will be subject to customary conditions precedent. If the Company were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the Asset-Based Revolving Credit Facility size could be increased to up to $800.0 million, but the Company’s ability to borrow would still be limited by the amount of the borrowing base.

Borrowings under the Asset-Based Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin.  The initial applicable margin is 0% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings.  The applicable margin is subject to adjustment based on the historical availability under the Asset-Based Revolving Credit Facility. In addition, the Company is required to pay a commitment fee of 0.375% per annum in respect of the unutilized commitments. If the average revolving loan utilization is 50% or more for any applicable period, the commitment fee will be reduced to 0.250% for such period. The Company must also pay customary letter of credit fees and agency fees.

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Asset-Based Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base, the Company will be required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the Asset-Based Revolving Credit Facility is less than $60 million or an event of default has occurred, the Company will be required to repay outstanding loans and cash collateralize letters of credit with the cash the Company is required to deposit daily in a collection account maintained with the agent under the Asset-Based Revolving Credit Facility. The Company may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans. There is no scheduled amortization under the Asset-Based Revolving Credit Facility; the principal amount of the loans outstanding is due and payable in full on October 6, 2010.

All obligations under the Asset-Based Revolving Credit Facility are guaranteed by Parent and certain of the Company’s existing and future domestic subsidiaries (excluding, among others, Gurwitch Products, L.L.C., and Kate Spade LLC (Brand Development Companies)). As of April 29, 2006, the liabilities of the Company’s non-guarantor subsidiaries totaled approximately $38.1 million, or 0.7% of consolidated liabilities, and the assets of the Company’s non-guarantor subsidiaries aggregated approximately $194.0 million, or 2.9% of consolidated total assets. All obligations under the Company’s Asset-Based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the Company’s assets and the assets of Parent and the Company’s subsidiaries that have guaranteed the Asset-Based Revolving Credit Facility (subsidiary guarantors), including:

•                  a first-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by the Company or the subsidiary guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges for sales of inventory by the Company and the subsidiary guarantors, certain related assets and proceeds of the foregoing; and

•                  a second-priority pledge of 100% of the Company’s capital stock and certain of the capital stock held by the Company, Parent or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary); and

•                  a second-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of the Company, Parent and each subsidiary guarantor, including a significant portion of the Company’s material owned and leased real property (which currently consists of a majority of the Company’s full-line retail stores) and equipment.

Capital stock and other securities of a subsidiary of the Company that are owned by the Company or any subsidiary guarantor will not constitute collateral under the Company’s Asset-Based Revolving Credit Facility to the extent that such securities cannot secure the Company’s 2028 Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable SEC rules. As a result, the collateral under the Company’s Asset-Based Revolving Credit Facility will include shares of capital stock or other securities of subsidiaries of the Company or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations. Stock of the Company’s Brand Development Companies and their assets also will not constitute collateral under the Company’s Asset-Based Revolving Credit Facility.

The Company’s Asset-Based Revolving Credit Facility contains a number of covenants that, among other things and subject to certain significant exceptions, restrict its ability and the ability of its subsidiaries to:

•                  incur additional indebtedness;

•                  pay dividends on the Company’s capital stock or redeem, repurchase or retire the Company’s capital stock or indebtedness;

•                  make investments, loans, advances and acquisitions;

•                  create restrictions on the payment of dividends or other amounts to the Company from its subsidiaries that are not guarantors;

•                  engage in transactions with the Company’s affiliates;

•                  sell assets, including capital stock of the Company’s subsidiaries;

•                  consolidate or merge;

•                  create liens; and

•                  enter into sale and lease back transactions.

The covenants limiting dividends and other restricted payments; investments, loans, advances and acquisitions; and prepayments or redemptions of other indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that the Company must have at least $75.0 million of pro forma excess availability under the Asset-Based Revolving Credit Facility and that the Company must be in pro forma compliance with the fixed charge coverage ratio described below.

Although the credit agreement governing the Asset-Based Revolving Credit Facility does not require the Company to comply with any financial ratio maintenance covenants, if less than $60.0 million were available to be borrowed under the Asset-Based Revolving Credit Facility at any time, the Company would not be permitted to borrow any additional amounts unless its pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement) were at least 1.1 to 1.0. The credit agreement also contains customary affirmative covenants and events of default.

Senior Secured Term Loan Facility. On October 6, 2005, in connection with the Transactions, the Company entered into a credit agreement and related security and other agreements for a $1,975.0 million Senior Secured Term Loan Facility with Credit Suisse as administrative agent and collateral agent.  The full amount of the Senior Secured Term Loan Facility was borrowed on October 6, 2005. In the second quarter of fiscal year 2006, the Company repaid $100.0 million principal amount of the loans under the Senior Secured Term Loan Facility.

Borrowings under the Senior Secured Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin is 1.5%

with respect to base rate borrowings and 2.5% with respect to LIBOR borrowings. The interest rate on the outstanding borrowings pursuant to the Senior Secured Term Loan Facility was 7.24% at April 29, 2006.

The credit agreement governing the Senior Secured Term Loan Facility requires the Company to prepay outstanding term loans with 50% (which percentage will be reduced to 25% if the Company’s total leverage ratio is less than a specified ratio and will be reduced to 0% if the Company’s total leverage ratio is less than a specified ratio) of its annual excess cash flow (as defined in the credit agreement). If a change of control (as defined in the credit agreement) occurs, the Company will be required to offer to prepay all outstanding term loans, at a prepayment price equal to 101% of the principal amount to be prepaid, plus accrued and unpaid interest to the date of prepayment. The Company also must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales under certain circumstances.

The Company may voluntarily prepay outstanding loans under the Senior Secured Term Loan Facility at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans. If the Company repays all or any portion of the Senior Secured Term Loan Facility prior to October 6, 2006 (other than a prepayment that is made with certain designated asset sale proceeds), the Company must pay 101% of the principal amount to be repaid. There is no scheduled amortization under the Senior Secured Term Loan Facility. The principal amount of the loans outstanding is due and payable in full on April 6, 2013.

All obligations under the Senior Secured Term Loan Facility are unconditionally guaranteed by Parent and each direct and indirect domestic subsidiary of the Company that guarantees the obligations of the Company under its Asset-Based Revolving Credit Facility. All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain significant exceptions, by substantially all of the Company’s assets and the assets of its Parent and the subsidiary guarantors, including:

•                  a first-priority pledge of 100% of the Company’s capital stock and certain of the capital stock held by the Company, Parent or any subsidiary guarantor (which pledge, in the case of any foreign subsidiary is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary); and

•                  a first-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of the Company, Parent and each subsidiary guarantor, including a significant portion of the Company’s material owned and leased real property (which currently consists of a majority of the Company’s full-line retail stores) and equipment, but excluding, among other things, the collateral described in the following bullet point; and

•                  a second-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by the Company or the subsidiary guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges for sales of inventory by the Company and the subsidiary guarantors, certain related assets and proceeds of the foregoing.

Capital stock and other securities of a subsidiary of the Company that are owned by the Company or any subsidiary guarantor will not constitute collateral under the Company’s Senior Secured Term Loan Facility to the extent that such securities cannot secure the 2028 Debentures or other secured public debt obligations without requiring the preparation and filing of separate financial statements of such subsidiary in accordance with applicable SEC rules. As a result, the collateral under the Company’s Senior Secured Term Loan Facility will include shares of capital stock or other securities of subsidiaries of the Company or any subsidiary guarantor only to the extent that the applicable value of such securities (on a subsidiary-by-subsidiary basis) is less than 20% of the aggregate principal amount of the 2028 Debentures or other secured public debt obligations. Stock of the Company’s Brand Development Companies and their assets also will not constitute collateral under the Company’s Senior Secured Term Loan Facility.

The credit agreement governing the Senior Secured Term Loan Facility contains a number of negative covenants that are substantially similar to those governing the Senior Notes and additional covenants related to the security arrangements for the Senior Secured Term Loan Facility. The credit agreement also contains customary affirmative covenants and events of default.

2028 Debentures. In May 1998, the Company issued $125.0 million aggregate principal amount of its 2028 Debentures. In connection with the Transactions, the Company equally and ratably secured the 2028 Debentures by a first lien security interest on certain collateral subject to liens granted under the Company’s Senior Secured Credit Facilities constituting (a) (i) 100% of the capital stock of certain of the Company’s existing and future domestic subsidiaries, and (ii) 100% of the non-voting stock and 65% of the voting stock of certain of the Company’s existing and future foreign subsidiaries and (b) certain of the Company’s principal properties that include a majority of the Company’s full-line stores, in each case, to the extent required by the terms of the indenture governing the 2028 Debentures. The 2028 Debentures contain covenants that restrict the Company’s ability to create liens and enter into sale and lease back transactions. The collateral securing the 2028 Debentures will be released upon the release of liens on such collateral under the Company’s Senior Secured Credit Facilities and any other debt (other than the 2028 Debentures) secured by such collateral. Capital stock and other securities of a subsidiary of the Company that are owned by the Company or any subsidiary will not constitute collateral under the 2028 Debentures to the extent such property does not constitute collateral under the Company’s Senior Secured Credit Facilities as described above. Parent is currently considering providing a guarantee of the 2028 Debentures.

Senior Notes. On October 6, 2005, Newton Acquisition Merger Sub, Inc. issued $700.0 million aggregate original principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (Senior Indenture) with Wells Fargo Bank, National Association, as trustee. At the closing of the Transactions, as the surviving corporation in the Acquisition, the Company assumed all the obligations of Newton Acquisition Merger Sub, Inc. under the Senior Indenture.  The Senior Notes mature on October 15, 2015.

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

The Senior Notes are guaranteed, jointly and severally, on an unsecured, senior basis, by each of the Company’s wholly-owned domestic subsidiaries that guarantee the Company’s obligations under its Senior Secured Credit Facilities and by Parent. The Senior Notes and the guarantees thereof are the Company’s and the guarantors’ unsecured, senior obligations and rank (i) equal in the right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness, including any borrowings under the Company’s Senior Secured Credit Facilities and the guarantees thereof and the Company’s 2028 Debentures; and (ii) senior to all of the Company’s and its guarantors’ existing and future subordinated indebtedness, including the Senior Subordinated Notes due 2015 and the guarantees thereof. The Senior Notes also are effectively junior in priority to the Company’s and its guarantors’ obligations under all secured indebtedness, including the Company’s Senior Secured Credit Facilities, the 2028 Debentures, and any other secured obligations of the Company, in each case, to the extent of the value of the assets securing such obligations. In addition, the Senior Notes are structurally subordinated to all existing and future liabilities, including trade payables, of the Company’s subsidiaries that are not providing guarantees.

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

Prior to October 15, 2008, the Company may, at its option, subject to certain conditions, redeem up to 35% of the original aggregate principal amount of Senior Notes at a redemption price equal to 109% of the aggregate principal amount thereof, plus accrued and unpaid interest, and Additional Interest, if any, thereon to the redemption date, with the net cash proceeds of one or more equity offerings of the Company or any direct or indirect parent of the Company to the extent such net proceeds are contributed to the Company. At any time prior to October 15, 2010, the Company also may redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount of Senior Notes redeemed plus an applicable premium, as provided in the Senior Indenture, as of, and accrued and unpaid interest and Additional Interest, if any, to the redemption date.

Upon the occurrence of a change of control (as defined in the Senior Indenture), each holder of the Senior Notes has the right to require the Company to repurchase some or all of such holder’s Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, and Additional Interest, if any, to the date of purchase.

The indenture governing the Senior Notes contains covenants that limit the Company’s ability and certain of its subsidiaries’ ability to:

•                  incur additional indebtedness;

•                  pay dividends on the Company’s capital stock or redeem, repurchase or retire the Company’s capital stock or subordinated indebtedness;

•                  make investments;

•                  create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries that are not guarantors of the notes;

•                  engage in transactions with the Company’s affiliates;

•                  sell assets, including capital stock of the Company’s subsidiaries;

•                  consolidate or merge;

•                  create liens; and

•                  enter into sale and lease back transactions.

The Company’s Brand Development Companies are not subject to the covenants contained in the Senior Indenture. The Senior Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately.

Senior Subordinated Notes. On October 6, 2005, Newton Acquisition Merger Sub, Inc. issued $500.0 million aggregate principal amount of 10.375% Senior Subordinated Notes under a senior subordinated indenture (Senior Subordinated Indenture) with Wells Fargo Bank, National Association, as trustee. At the closing of the Transactions, as the surviving corporation in the Acquisition, the Company assumed all the obligations of Newton Acquisition Merger Sub, Inc. under the Senior Subordinated Indenture.  The Senior Subordinated Notes mature on October 15, 2015. Interest on the Senior Subordinated Notes is payable in cash semi-annually in arrears on each April 15 and October 15, commencing April 15, 2006.

The Senior Subordinated Notes are guaranteed, jointly and severally, on an unsecured, senior subordinated basis, by each of the Company’s wholly-owned domestic subsidiaries that guarantee the Company’s obligations under its Senior Secured Credit Facilities and by Parent. The Senior Subordinated Notes and the guarantees thereof are the Company’s and the guarantors’ unsecured, senior subordinated obligations and rank (i)   junior to all of the Company’s and the guarantors’ existing and future senior indebtedness, including the Senior Notes and any borrowings under the Company’s Senior Secured Credit Facilities, and the guarantees thereof and the Company’s 2028 Debentures; (ii) equally with any of the Company’s and the guarantors’ future senior subordinated indebtedness; and (iii) senior to any of the Company’s and the guarantors’ future subordinated indebtedness. In addition, the Senior Subordinated Notes are structurally subordinated to all existing and future liabilities, including trade payables, of the Company’s subsidiaries that are not providing guarantees.

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

The indenture governing the Senior Subordinated Notes contains covenants substantially similar to those applicable to the Company’s Senior Notes described above. The Senior Subordinated Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately, subject to certain exceptions.

Redemption of 2008 Notes. In May 1998, the Company issued $125.0 million aggregate principal amount of its 2008 Notes. Upon closing of the Transactions, the Company called its 2008 Notes for redemption pursuant to their terms. On November 7, 2005, the Company used $134.7 million of reserved cash to redeem its 2008 Notes, which included a call premium of $6.2 million plus accrued interest of $3.5 million through the redemption date.

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

We have changed the basis of presentation of certain prior year amounts and calculations presented in this quarterly report to conform to the current year presentation. Depreciation expense and income from credit card operations, net are now shown as separate line items on our statements of earnings. Prior to the second quarter of fiscal year 2006, depreciation expense was included in buying and occupancy costs and the income from our credit card operations was included as a reduction to SG&A.

Purchase Accounting. We have accounted for the Acquisition in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” whereby the purchase price paid to effect the Acquisition is allocated to state the acquired assets and liabilities at fair value. The Acquisition and the allocation of the purchase price have been recorded as of October 1, 2005, the beginning of our October 2005 accounting period. In connection with the preliminary purchase price allocation, we have made estimates of the fair values of our long-lived and intangible assets based upon assumptions related to future cash flows, discount rates and asset lives utilizing currently available information. As of April 29, 2006, we have recorded preliminary purchase accounting adjustments to increase the carrying value of our property and equipment and inventory, to establish intangible assets for our tradenames, customer lists and favorable lease commitments and to revalue our long-term benefit plan obligations, among other things. This allocation of the purchase price is preliminary and subject to our review and finalization of asset valuations.

As of April 29, 2006, we have recorded the following preliminary purchase accounting adjustments to increase the carrying values to estimated fair values based upon preliminary valuation results:

(in millions)

Property and equipment	$135.9
Customer lists	586.3
Favorable lease commitments	480.0
Tradenames	1,691.1
Goodwill	1,681.0
Long-term benefit plan obligations, primarily pension obligations	57.6

Further revisions to the purchase price allocation will be made as additional information becomes available and such revisions could be material.

Recent Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). This standard is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related implementation guidance. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and was effective for the first interim period or annual reporting period beginning after June 15, 2005. We adopted SFAS No. 123(R) as of the beginning of our first quarter of fiscal year 2006 using the modified prospective method, which requires companies to record stock compensation for all unvested and new awards as of the adoption date. Accordingly, we have not restated the prior period amounts presented herein. See Note 5 for further description of our stock-based compensation.

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

RISK FACTORS

Risks Related to the Company’s Indebtedness

The Company has a substantial amount of indebtedness, which may adversely affect the Company’s cash flow and its ability to operate the Company’s business, to comply with debt covenants and make payments on its indebtedness.

As a result of the Transactions, the Company is highly leveraged. As of April 29, 2006, the principal amount of the Company’s total indebtedness was approximately $3,210.8 million and the Company’s unused borrowing availability under the Company’s $600 million Asset-Based Revolving Credit Facility was approximately $573.2 million after giving effect to $26.8 million of letters of credit outstanding thereunder. The Company’s substantial indebtedness, combined with its lease and other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•                  make it more difficult for the Company to satisfy its obligations with respect to its indebtedness and any failure to comply with the obligations of any of its debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing the Company’s indebtedness;

•                  make the Company more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•                  require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•                  limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

•                  place the Company at a competitive disadvantage compared to its competitors that are less highly leveraged and therefore may be able to take advantage of opportunities that the Company’s leverage prevents it from exploiting; and

•                  limit the Company’s ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of the Company’s business strategy or other purposes.

Any of the above listed factors could materially adversely affect the Company’s business, financial condition and results of operations.

In addition, the Company’s interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at floating rates. As of April 29, 2006, the Company had approximately $1,875.0 million principal amount of floating rate debt, consisting of outstanding borrowings under Senior Secured Term Loan Facility. The Company also had at that date approximately $573.2 million of unused floating rate debt borrowing capacity available under the Asset-Based Revolving Credit Facility based on a borrowing base of over $600.0 million at that date and after giving effect to $26.8 million used for letters of credit. Effective December 6, 2005, the Company entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness.

To service the Company’s indebtedness, the Company will require a significant amount of cash. The Company’s ability to generate cash depends on many factors beyond its control, and any failure to meet the Company’s debt service obligations could harm its business, financial condition and results of operations.

The Company’s ability to pay interest on and principal of the Company’s debt obligations will primarily depend upon the Company’s future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond the Company’s control, will affect its ability to make these payments.

If the Company does not generate sufficient cash flow from operations to satisfy the Company’s debt service obligations, the Company may have to undertake alternative financing plans, such as refinancing or restructuring its indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. The Company’s ability to restructure or refinance its debt will depend on the condition of the capital markets and the Company’s financial condition at such time. Any refinancing of the Company’s debt could be at higher interest rates and may require it to comply with more onerous covenants, which could further restrict its business operations. The terms of existing or future debt instruments may restrict the Company from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on the Company’s outstanding indebtedness on a timely basis would likely result in a reduction of the Company’s credit rating, which could harm its ability to incur additional indebtedness on acceptable terms.

Contractual limitations on the Company’s ability to execute any necessary alternative financing plans could exacerbate the effects of any failure to generate sufficient cash flow to satisfy its debt service obligations. The Company’s Asset-Based Revolving Credit Facility permits it to borrow up to $600.0 million; however, the Company’s ability to borrow thereunder is limited by a borrowing base, which at any time will equal the lesser of 80% of eligible inventory valued at the lower of cost or market value and 85% of the net orderly liquidation value of the eligible inventory, less certain reserves. In addition, the Company’s ability to borrow under this facility is limited by a minimum liquidity condition, providing that, if less than $60.0 million is available at any time, the Company is not permitted to borrow any additional amounts under the Asset-Based Revolving Credit Facility unless the Company’s pro forma ratio of consolidated EBITDA to consolidated Fixed Charges (as such terms are defined in the credit agreement for the Company’s senior secured asset-based revolving credit facility) is at least 1.1 to 1.0. The Company’s ability to meet this financial ratio may be affected by events beyond its control, and the Company cannot assure you that it will meet this ratio.

The Company’s inability to generate sufficient cash flow to satisfy its debt service obligations, or to refinance its obligations at all or on commercially reasonable terms, would have an adverse effect, which could be material, on the Company’s business, financial condition and results of operations.

The terms of the Company’s Asset-Based Revolving Credit Facility and Senior Secured Term Loan Facility and the indentures governing the Notes and 2028 Debentures may restrict the Company’s current and future operations, particularly its ability to respond to changes in its business or to take certain actions.

The credit agreements governing the Company’s Asset-Based Revolving Credit Facility and Senior Secured Term Loan Facility credit facilities and the indentures governing the Notes and 2028 Debentures contain, and any future indebtedness of the Company’s would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on the Company’s ability to engage in acts that may be in its best long-term interests. The indentures governing the Notes and 2028 Debentures and the credit agreements governing the Company’s senior secured credit facilities include covenants that, among other things, restrict its ability to:

•                  incur additional indebtedness;

•                  pay dividends on the Company’s capital stock or redeem, repurchase or retire the Company’s capital stock or indebtedness;

•                  make investments;

•                  create restrictions on the payment of dividends or other amounts to the Company from the Company’s restricted subsidiaries;

•                  engage in transactions with the Company’s affiliates;

•                  sell assets, including capital stock of the Company’s subsidiaries;

•                  consolidate or merge;

•                  create liens; and

•                  enter into sale and lease back transactions.

In addition, the Company’s ability to borrow under the Asset-Based Revolving Credit Facility is limited by a borrowing base and a minimum liquidity condition, as described above.

Moreover, the Company’s Asset-Based Revolving Credit Facility provides discretion to the agent bank acting on behalf of the lenders to impose additional availability and other reserves, which could materially impair the amount of borrowings that would otherwise be available to the Company. There can be no assurance that the agent bank will not impose such reserves or, were it to do so, that the resulting impact of this action would not materially and adversely impair the Company’s liquidity.

A breach of any of the restrictive covenants would result in a default under the Company’s Asset-Based Revolving Credit Facility and

Senior Secured Term Loan Facility. If any such default occurs, the lenders under the Asset-Based Revolving Credit Facility and Senior Secured Term Loan Facility may elect to declare all outstanding borrowings under such facilities, together with accrued interest and other fees, to be immediately due and payable, or enforce their security interest, any of which would result in an event of default under the Company’s Notes and 2028 Debentures. The lenders would also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

The operating and financial restrictions and covenants in these debt agreements and any future financing agreements may adversely affect the Company’s ability to finance future operations or capital needs or to engage in other business activities.

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

We make decisions regarding the purchase of our merchandise well in advance of the season in which it will be sold. For example, women’s apparel, men’s apparel and shoes are typically ordered six to nine months in advance of the products being offered for sale while handbags, jewelry and other categories are typically ordered three to six months in advance.. If our sales during any season, particularly a peak season, are significantly lower than we expect for any reason, we may not be able to adjust our expenditures for inventory and other expenses in a timely fashion and may be left with a substantial amount of unsold inventory. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess inventory. This could have an adverse effect on our margins and operating income. At the same time, if we fail to purchase a sufficient quantity of merchandise, we may not have an adequate supply of products to meet consumer demand. This may cause us to lose sales or harm our customer relationships.

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

Based upon our expansion strategy, we expect that planned new stores will add over 620,000 square feet of new store space over approximately the next four fiscal years, representing an increase of over 11% above the current aggregate square footage of our full-line Neiman Marcus and Bergdorf Goodman stores, and that our store remodeling program will add additional new store space from remodels that are already underway. New store openings involve certain risks, including constructing, furnishing and supplying a store in a timely and cost effective manner, accurately assessing the demographic or retail environment at a given location, hiring and training quality staff, obtaining necessary permits and zoning approvals, obtaining commitments from a core group of vendors to supply the new store, integrating the new store into our distribution network and building customer awareness and loyalty. In undertaking store remodels, we must complete the remodel in a timely, cost effective manner, minimize disruptions to our existing operations, and succeed in creating an improved shopping environment. If we fail to execute on these or other aspects of our store expansion and remodeling strategy, we could suffer harm to our sales, an increase in costs and expenses and an adverse effect on our business.

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

We maintain loyalty programs that are designed to cultivate long-term relationships with our customers and enhance the quality of service we provide to our customers. We must constantly monitor and update the terms of our loyalty programs so that they continue to meet the demands and needs of our customers and remain competitive with loyalty programs offered by other high-end specialty retailers. Given that approximately 46% of our revenues at Neiman Marcus stores in calendar year 2005 were generated by our InCircle loyalty program members, our failure to continue to provide quality service and competitive loyalty programs to our customers through the InCircle loyalty program could adversely affect our business.

Changes in our credit card arrangements, applicable regulations and consumer credit patterns could adversely impact our ability to facilitate the provision of consumer credit to our customers and adversely affect our business.

We maintain a proprietary credit card program through which credit is extended to customers under the “Neiman Marcus” and “Bergdorf Goodman” names. Because a majority of our revenues were transacted through our proprietary credit cards, changes in our proprietary credit card arrangement that adversely impact our ability to facilitate the provision of consumer credit may adversely affect our performance. In July 2005, we sold our approximately three million private label credit card accounts and related assets, as well as the outstanding balances associated with such accounts. Initially, we will continue to handle key customer service functions, including new account processing, most transaction authorization, billing adjustments, collection services and customer inquiries. As part of this transaction, we are changing, and will continue to change, the terms of credit offered to our customers following the Credit Card Sale. In addition, the purchaser of our credit card business will have discretion over certain policies and arrangements with credit card customers and may change these policies and arrangements in ways that affect our relationship with these customers. Any such changes in our credit card arrangements may adversely affect our credit card program and ultimately, our business.

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

Substantially all of our merchandise is delivered to us by our vendors as finished goods and is manufactured in numerous locations, including Europe and the United States and, to a lesser extent, China, Mexico and South America. Our vendors rely on third party carriers to deliver merchandise to our distribution facilities. In addition, our success depends on our ability efficiently to source and distribute merchandise to our Specialty Retail Stores and Direct Marketing customers. Events such as U.S. or foreign labor strikes, natural disasters, work stoppages or boycotts affecting the manufacturing or transportation sectors could increase the cost or reduce the supply of merchandise available to us and could adversely affect our results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. The Company does not enter into derivative financial instruments for trading purposes. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities. The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 8 to the condensed consolidated financial statements.

As of April 29, 2006, the Company had no borrowings outstanding under its Asset-Based Revolving Credit Facility that bears interest at floating rates. Future borrowings under the Company’s Asset-Based Revolving Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.

At April 29, 2006, the Company had $1,875.0 million of debt under its Senior Secured Term Loan Facility issued in connection with the Transactions that bears interest at floating rates. A 1% increase in these floating rates would increase annual interest expense by approximately $18.7 million.

The Company uses derivative financial instruments to help manage its interest rate risk. Effective December 6, 2005, the Company entered into floating to fixed interest rate swap agreements for an aggregate notional amount of $1,000.0 million to limit its exposure to interest rate increases related to a portion of its floating rate indebtedness. The interest rate swap agreements terminate after five years. As of the effective date, the Company designated the interest rate swaps as cash flow hedges. As a result, changes in the fair value of the swaps are recorded subsequent to the effective date as a component of other comprehensive income.

At April 29, 2006, the fair value of the Company’s interest rate swap agreements was a gain of approximately $19.4 million, which amount is included in other assets. As a result of the swap agreements, the Company’s effective fixed interest rates as to the $1,000.0 million in floating rate indebtedness will range from 6.931% to 7.499% per quarter and result in an average fixed rate of 7.285%.

The Company uses derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources. The Company enters into foreign currency contracts denominated in the euro and British pound. The Company had foreign currency contracts in the form of forward exchange contracts in the notional amounts of approximately $38.9 million as of April 29, 2006 and approximately $35.7 million as of April 30, 2005. The market risk inherent in these instruments was not material to the Company’s consolidated financial position, results of operations or cash flows in the year-to-date fiscal year 2006 period.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of Pension Plan assets, resulting in increased or decreased cash funding by the Company. The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

ITEM 4. CONTROLS AND PROCEDURES

a.               Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation as of April 29, 2006, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.               Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change occurred in our internal controls over financial reporting during the quarter ended April 29, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

THE NEIMAN MARCUS GROUP, INC.

PART II

ITEM 1.                             LEGAL PROCEEDINGS

Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference as if fully restated herein. Note 12 contains forward-looking statements that are subject to the risks and uncertainties discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results.”

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

10.16*

Form of Stock Option Agreement made as of November 29, 2005 between the Company and certain eligible key employees, incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 5, 2005.

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

10.19

Management Services Agreement, dated as of October 6, 2005 among Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., TPG GenPar IV, L.P., TPG GenPar III, L.P. and Warburg Pincus LLC, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2006.

10.20

Registration Rights Agreement, dated as of October 6, 2005, among Newton Acquisition Merger Sub, Inc., Newton Acquisition, Inc., Newton Holding, LLC and the “Holders” identified therein as parties thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2006.

10.21

Amendment No. 1 dated as of March 28, 2006 to the Pledge and Security Intercreditor Agreement dated as of October 6, 2005, among Newton Acquisition Merger Sub, Inc., The Neiman Marcus Group, Inc., Newton Acquisition, Inc. (now Neiman Marcus, Inc.), the subsidiary grantors party thereto, Credit Suisse, as administrative agent and collateral agent for the Secured Parties, incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 28, 2006.

10.22

Credit Card Program Agreement, dated as of June 8, 2005, by and among the Company, Bergdorf Goodman, Inc., HSBC Bank Nevada, N.A. and Household Corporation, incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 8, 2005.

10.23	Form of Servicing Agreement, by and between the Company and HSBC Bank Nevada, N.A., incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 8, 2005.

10.24	Deferred Compensation Plan for Non-Employee Directors, as amended, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.25

Confidentiality, Non-Competition and Termination Benefits Agreement between Bergdorf Goodman, Inc. and James J. Gold dated May 3, 2004, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.26

Credit Agreement dated as of June 9, 2004, among the Company, the Lenders parties thereof, Bank of America, N.A., as Syndication Agent, Wachovia Bank, N.A., as Syndication Agent, Wachovia Bank, N.A., Wells Fargo Bank National Association, and BNP Paribas, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.27	Form of Non-Qualified Stock Option Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.28	Form of Regular Restricted Stock Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.29	Form of Retention Restricted Stock Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.30	Form of Purchased Restricted Stock Agreement, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.31	Form of Non-Qualified Stock Option Agreement with incremental vesting, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.32

Confidentiality, Non-Competition and Termination Benefits Agreement between the Company and Steven P. Dennis dated September 9, 2004, incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 9, 2004.

10.33

Description of annual incentives set by the Compensation Committee of the Board of Directors for the 2005 fiscal year, incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 24, 2004.

10.34	The Neiman Marcus Group, Inc. Key Employee Bonus Plan, incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 24, 2004.

10.35	Form of Restricted Stock Unit Agreement, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.

10.36	Form of Matching Restricted Stock Unit Agreement, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004.

10.37	The Neiman Marcus Group, Inc. 2005 Stock Incentive Plan, incorporated herein by reference to the Company’s Current Report on Form 8-K dated January 21, 2005.

10.38

Change of Control Termination Protection Agreement between the Company and Burton M. Tansky dated April 1, 2005, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

10.39

Form of Change of Control Termination Protection Agreement between the Company and certain eligible executives, including the Named Executive Officers, dated April 1, 2005, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

10.40

The Neiman Marcus Group, Inc. Executive Change of Control Severance Plan dated April 1, 2005, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

10.41

The Neiman Marcus Group, Inc. General Change of Control Severance Plan dated April 1, 2005, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

10.42

Stockholder Agreement, dated as of May 1, 2005, among Newton Acquisition, Inc., Newton Acquisition Merger Sub, Inc. and other parties signatory thereto, incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 4, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith

*	Current management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE NEIMAN MARCUS GROUP, INC.

(Registrant)

Signature	Title	Date

/s/ T. Dale Stapleton	Vice President and Controller	June 8, 2006
T. Dale Stapleton	and Duly Authorized Officer
(principal accounting officer)